Form 10-Q
period 1996-03-31
TUFCO TECHNOLOGIES INC
filed 1996-05-15
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                   Form 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-21018

                            TUFCO TECHNOLOGIES, INC.

           Delaware                                          39-1723477
- - ---------------------------------                    -------------------------
  (State of other jurisdiction                          (IRS Employer ID No.)
of incorporation of organization)

                    4270 Simonton Road, Dallas, Texas 75244
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (214)387-0500
                                 -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]         No [ ]

     Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at May 14, 1996
               -----                                ---------------------------
Common Stock, par value $0.01 per share                        3,669,169

Non-Voting Common Stock, par value $.01 per share                709,870

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                             Page
                                                                            Number
                                                                            ------
PART I:  CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1995
         and March 31, 1996  (Unaudited)                                       3

         Condensed Consolidated Statements of Earnings for the three months ended March 31, 1996 and 1995 (Unaudited) and
         for the six months ended March 31, 1996 and 1995 (Unaudited)          4

         Condensed Consolidated Statement of Stockholders' Equity for the
         six months ended March 31, 1996 (Unaudited)                           5

         Condensed Consolidated Statements of Cash Flows for the six
         months ended March 31, 1996 and 1995 (Unaudited)                      6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

PART II: OTHER INFORMATION                                                    14

SIGNATURES                                                                    15

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                             March 31,     September 30,
                                                                                               1996            1995
                                                                                            ----------     -------------
                                     Assets

Current Assets:
   Cash and Cash Equivalents ............................................................   $    538,344    $  2,972,600
   Accounts Receivable, less allowance for
       doubtful accounts of $81,288 and $105,000 ........................................      8,241,526       8,373,065
   Inventories (Note 4) .................................................................      8,513,900       9,092,197
   Prepaid Expenses and Other Current Assets ............................................        564,581         437,863
   Deferred Income Taxes ................................................................        257,000         260,758
                                                                                            ------------    ------------

         Total Current Assets ...........................................................     18,115,351      21,136,483


Property and Equipment, Net (Note 5) ....................................................     15,667,646      15,362,242
Advance to Stockholders .................................................................        237,571         233,909
Excess of Cost over Fair Value of Assets Acquired- Net ..................................     13,833,444      14,017,541
Other Assets ............................................................................        550,675         309,743
                                                                                            ------------    ------------

TOTAL ...................................................................................   $ 48,404,687    $ 51,059,918
                                                                                            ============    ============



                      Liabilities and Stockholders' Equity

Current Liabilities:
   Current Maturities of Long-Term Notes Payable ........................................   $  2,621,324    $  2,587,990
   Accounts Payable - Trade .............................................................      2,245,962       2,451,221
   Accrued and Other Liabilities ........................................................      1,181,782       1,540,660
   Accrued Income Taxes .................................................................        136,910         398,310
                                                                                            ------------    ------------

         Total Current Liabilities ......................................................      6,185,978       6,978,181

Long-Term Liabilities:
   Notes Payable ........................................................................     13,715,805      16,309,178
   Deferred Income Taxes ................................................................      1,326,914       1,327,855
                                                                                            ------------    ------------

         Total Long-Term Liabilities ....................................................     15,042,719      17,637,033

Stockholders' Equity
   Voting Common Stock;
       3,704,123 and 3,700,363 shares issued; and 3,669,169 and 3,679,788 outstanding ...         37,042          37,004
   Nonvoting Common Stock;
       709,870 shares issued and outstanding ............................................          7,099           7,099
   Additional Paid-In Capital ...........................................................     23,392,881      23,375,176
   Retained Earnings ....................................................................      4,381,914       3,635,740
                                                                                            ------------    ------------

   Subtotal .............................................................................     27,818,936      27,055,019

   Less Stock Purchase Plan Notes .......................................................       (450,786)       (497,747)

   Less Treasury Stock; 34,954 shares of Voting Common Stock at March 31, 1996
        and 20,575 shares at September 30, 1995; at cost ................................       (192,160)       (112,568)
                                                                                            ------------    ------------

        Total Stockholders' Equity ......................................................     27,175,990      26,444,704
                                                                                            ------------    ------------
   TOTAL ................................................................................   $ 48,404,687    $ 51,059,918
                                                                                            ============    ============


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     March 31,                       March 31,
                                           ----------------------------    ----------------------------
                                               1996            1995            1996            1995
                                           ------------    ------------    ------------    ------------
Net Sales ..............................   $ 16,391,705      12,080,013    $ 32,758,981      22,364,526

Cost of Sales (Note 8) .................     14,169,044      10,282,712      27,694,699      19,069,138
                                           ------------    ------------    ------------    ------------

Gross Profit ...........................      2,222,661       1,797,301       5,064,282       3,295,388

Operating Expenses:

Selling, General and Administrative
   Expenses (Note 8) ...................      1,307,247       1,003,744       2,975,253       1,952,037

Amortization and Other Post-
   Acquisition Expenses ................        178,525         132,966         314,371         264,873
                                           ------------    ------------    ------------    ------------

Operating Income .......................        736,889         660,591       1,774,658       1,078,478

Other Income (Expense):

   Interest Expense ....................       (279,083)       (198,571)       (611,252)       (377,966)

   Interest Income .....................         17,446           4,002          32,251           7,999

   Other ...............................            780          18,441          29,650          34,396
                                           ------------    ------------    ------------    ------------

Income Before Provision For
   Income Taxes ........................        476,031         484,463       1,225,306         742,907

Provision For Income Taxes .............        180,961         194,623         479,133         297,395
                                           ------------    ------------    ------------    ------------

Net Income .............................   $    295,071    $    289,840    $    746,174    $    445,512
                                           ============    ============    ============    ============


Earnings Per Common Share and Common
   Share Equivalent: ...................   $        .07    $        .09    $        .17    $        .14


Weighted average number of common
   shares and common share equiv-
   alents outstanding ..................      4,420,977       3,111,851       4,427,925       3,117,409


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                    VOTING                NON VOTING
                                                 COMMON STOCK            COMMON STOCK        ADDITIONAL
                                                                                               PAID-IN
                                              SHARES        $          SHARES        $         CAPITAL
                                             ---------   --------    ---------    --------   -----------
Balance, September 30, 1995 ..............   3,700,363    $37,004      709,870      $7,099   $23,375,176

Exercise of Employee Stock Options .......       3,760         38                                 17,705

Repayment of Stock Purchase Plan Notes ...

Purchase of Treasury Stock ...............

Net Income For The Period ................
                                             ---------   --------    ---------    --------   -----------

Balance, March 31, 1996 ..................   3,704,123    $37,042      709,870      $7,099   $23,392,881
                                             =========   ========    =========    ========   ===========
                                                            STOCK
                                                           PURCHASE         TREASURY STOCK          TOTAL
                                              RETAINED       PLAN                               STOCKHOLDERS'
                                              EARNINGS      NOTES        SHARES        $           EQUITY
                                             ----------   ----------    --------   ---------    -----------
Balance, September 30, 1995 ..............   $3,635,740    ($497,747)     20,575    (112,568)   $26,444,704

Exercise of Employee Stock Options .......                                                           17,743

Repayment of Stock Purchase Plan Notes ...                    46,961                                 46,961

Purchase of Treasury Stock ...............                                14,379     (79,592)       (79,592)

Net Income For The Period ................      746,174                                             746,174
                                             ----------   ----------    --------   ---------    -----------

Balance, March 31, 1996 ..................   $4,381,914    ($450,786)     34,954   ($192,160)   $27,175,990
                                             ==========   ==========    ========   =========    ===========


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                        March 31,
                                                              --------------------------
                                                                  1996           1995
                                                              -----------    -----------
Operating Activities
Net Income ................................................   $   746,174    $   445,512
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for depreciation and amortization .........     1,115,500        825,843
      Provision for deferred income taxes .................         2,817          4,232
      Provision for bad debts .............................       (23,712)        10,000
      Gain on sale of property and equipment ..............       (11,850)          --
      Changes in operating assets and liabilities:
        Accounts receivable - trade .......................       155,251       (910,375)
        Inventories .......................................       578,297     (1,845,974)
        Prepaid expenses and other assets .................      (377,481)       (94,906)
        Accounts payable - trade ..........................      (205,259)       490,155
        Accrued and other liabilities .....................      (358,878)        74,416
        Accrued income taxes ..............................      (261,400)        36,660
                                                              -----------    -----------

        Total adjustments .................................       613,285     (1,409,949)
                                                              -----------    -----------

   Net cash provided by (used in) operating activities ....     1,359,459       (964,437)

Investing Activities
   Addition to property and equipment .....................    (1,280,976)      (689,439)
   Proceeds from disposition of property and equipment ....        65,850           --
   Increase in advances to stockholders ...................        (3,662)       (14,622)
                                                              -----------    -----------

   Net cash used in investing activities ..................    (1,218,788)      (704,061)

Financing Activities
   Principal payments on notes payable ....................    (2,560,039)      (588,976)
   Proceeds from issuance of notes payable ................          --        2,177,950
   Decrease in stock purchase plan notes ..................        46,961         15,750
   Purchase of treasury stock .............................       (79,592)       (88,413)
   Net proceeds from issuance of common stock .............        17,743           --
                                                              -----------    -----------

   Net cash provided by (used in) financing activities ....    (2,574,927)     1,516,311
                                                              -----------    -----------

Net Decrease in Cash and Cash Equivalents .................    (2,434,256)      (152,187)
Cash and Cash Equivalents Beginning of Period .............     2,972,600        467,813
                                                              -----------    -----------
Cash and Cash Equivalents End of Period ...................   $   538,344    $   315,626
                                                              ===========    ===========


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995


1.   ORGANIZATION

     Tufco Technologies, Inc. (formerly Tufco Holding Company, the "Company") was organized in 1992 to acquire Tufco Industries, Inc. Tufco Industries, Inc. was incorporated in Wisconsin in 1974. Executive Converting Corporation was acquired January 28, 1994. Hamco, Inc. was acquired August 23, 1995.

     The Company, through its wholly owned subsidiaries, performs specialty printing, custom converting, and packaging. The Company also manufactures and distributes a wide variety of consumer disposables that are sold in the home improvement and paint retailing industries.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1995 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 15, 1995. Operating results for the six month period are not necessarily indicative of results expected for the remainder of the year.


3.   ACQUISITIONS

     Effective August 23, 1995, the Company acquired all of the assets and assumed certain liabilities of Hamco, Inc. in Newton, North Carolina. The assets were acquired by the Company's wholly owned subsidiary, Hamco Industries, Inc., using the proceeds from the sale of 1,200,000 shares of common stock and additional bank borrowings. The acquisition was accounted for as a purchase.

     Hamco Industries, Inc. is primarily engaged in printing and converting fine grade printed paper products which are sold principally through distributorships. The results of operations of Hamco Industries, Inc. are included in the consolidated financial statements since the date of acquisition. The total cost of the acquisition $13,725,615, exceeded the fair value of the net assets acquired by $2,984,575. The excess is being amortized on a straight-line method over 40 years.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

     The following summarized pro forma (unaudited) information assumes the acquisition occurred on October 1, 1994:

                                                    Six Months Ended March 31,
                                                    --------------------------
                                                        1996          1995
                                                    -----------   -----------
         Net sales ..............................   $32,758,981   $30,526,519
                                                    ===========   ===========

         Net Income .............................   $   746,174   $   824,030
                                                    ===========   ===========

         Earnings per common share and
           common share equivalent ..............   $       .17   $       .19
                                                    ===========   ===========

         Weighted average common shares and
           common share equivalents
           outstanding ..........................     4,427,925     4,402,409
                                                    ===========   ===========

4.   INVENTORIES
     Inventories consist of the following:

                                                   March 31,     September 30,
                                                     1996           1995
                                                  -----------    ------------
         At current cost:
                 Raw materials ................   $ 5,111,863    $ 5,069,067
                 Finished products ............     3,725,987      4,537,811
                                                  -----------    -----------

                 Total at current cost ........     8,837,850      9,606,878

         Excess of current costs over LIFO
            inventory values ..................      (323,950)      (514,681)
                                                  -----------    -----------

                 Totals .......................   $ 8,513,900    $ 9,092,197
                                                  ===========    ===========

5.   PROPERTY AND EQUIPMENT
     Property and equipment consists of the following:

                                                March 31,     September 30,
                                                  1996            1995
                                              ------------    ------------
         Land and land improvements .......   $    497,662    $    497,662
         Buildings ........................      6,211,018       6,170,657
         Leasehold improvements ...........        362,809         366,241
         Machinery and equipment ..........     15,795,298      14,977,616
         Furniture and fixtures ...........        907,268         941,081
         Vehicles .........................        118,328         118,328
                                              ------------    ------------

         Totals ...........................     23,892,383      23,071,585
         Less accumulated depreciation ....     (8,619,715)     (7,709,343)
                                              ------------    ------------

         Net depreciated value ............     15,272,668      15,362,242
         Construction in progress .........        394,978            --
                                              ------------    ------------
         Net property and equipment .......   $ 15,667,646    $ 15,362,242
                                              ============    ============

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995


6.   SEASONALITY

     The Company normally operates at lower operating levels during the first and second quarters of its fiscal year. This occurs because of the seasonal demand for certain printed products displaying a holiday theme as well as products which are used by customers in conjunction with end-of-year activities. These products are normally shipped during the Company's third and fourth fiscal quarters. Demand for its consumer disposable products is generally lower during the first and second fiscal quarters as cold weather restricts the amount of new construction and remodeling projects that require the Company's products.

7.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share for the annual results of operations.

8.   RECLASSIFICATION

     The cost of sales for second quarter of 1995 was revised which had the effect of increasing cost of sales and lowering gross profit and selling, general and administrative expenses by corresponding amounts. The change did not affect operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Six Months Ended March 31, 1996 Compared To Six Months Ended March 31, 1995

NET SALES:

Net sales for the six months ended March 31, 1996 increased 46%, or $10.4 million to $32.8 million from $22.4 million for the six months ended March 31, 1995. The increase was primarily attributable to the additive effect of the Hamco Industries, Inc. (Hamco) acquisition which occurred in August of 1995. Hamco's sales for the first six months of 1996 were $10.1 million and were comprised primarly of printed and unprinted small roll products. After adjustment for the effect of Hamco's revenue, the remainder of the Company increased its revenue by $0.3 million. Management attributes this slow rate of growth to the sharp reduction in paper prices which began in January 1996, as the Company's customers reduced their orders in anticipation of further price decreases.

GROSS PROFIT:

Gross profit increased $1.8 million, or 54%, to $5.1 million compared to $3.3 million for the same period last year. Hamco accounted for the entire increase with gross profit of $1.8 million for the first six months of 1996. Gross profit margin increased to 15.5% for the first six months of 1996 compared to 14.7% for the same period of 1995. The primary reason for the increase in margin percent is the inclusion of the Hamco margin in 1996. Hamco does not suffer the seasonal downturn in revenue experienced by the remainder of the Company in the first and second quarters of the year (See note 6 in the "Notes to Consolidated Financial Statements"). As a result, Hamco is better able to absorb labor and overhead costs which results in higher margin percent. Adjusted for the effect of Hamco's performance, the remainder of the Company posted a gross profit margin of 14.4%, down 0.3 points from 1995. During the six months of 1996, the Company reduced inventory levels, and this reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was a decrease in cost of sales in l996 of $220,000.

OPERATING EXPENSES:

Operating expenses increased $1.1 million (48%) to $3.3 million as compared to $2.2 million in the prior year. This increase is entirely attributable to the sales and administrative expenses of Hamco and to the increased amortization expense associated with the acquisition. After adjustment for the effects of Hamco's operations, the operating costs of the Company showed no increase over the prior year.

OPERATING INCOME:

Operating income increased $0.7 million, or 65%, to $1.8 million compared to $1.1 million for the same period last year. The increase is attributable to the operations of Hamco as detailed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

INTEREST EXPENSE:

Interest expense increased by $233,000 to $611,000 from $378,000 last year. The increase resulted from the increase in debt associated with the Hamco acquisition.

NET INCOME:

Net income increased $300,000 to $746,000 compared to $446,000 last year. The increase was primarily attributable to the addition of Hamco. Earnings per share for the six months of 1996 was $.17 compared to $.14 for 1995, a 21% increase with 1.3 million additional shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $1.4 million for the six months ended March 31, 1996. This compares to cash used in operations of $1.0 million for the same period in 1995. Improved operating results, after adding back the effect of non-cash expenses, accounted for the improved cash flow from operations. Additionally, the Company has reduced its investment in inventory since the beginning of the fiscal year and improved the collection rate of its receivables resulting in improved cash flow compared to the prior year.

Net cash used in investing activities was $1.2 million for the six months ended March 31, 1996, compared to $0.7 million for the same period in fiscal 1995. Investment in property, plant and equipment, primarily a major renovation at the Company's Green Bay facility, accounts for the increase.

Effective February 1, 1996, the Company renegotiated its borrowing agreement with its primary lender. As a result, the Company converted approximately $6.6 million of its borrowings to a four-year fixed rate of 7.03%, down from a floating rate of 8.25% for the first four months of fiscal 1996. The Company's working capital line of credit was reduced to a rate just below 7%, adjusted at 90 day intervals and varying with changes in the LIBOR borrowing standard. The Company has reduced its borrowings by $2.6 million since the beginning of the year.

The Company expects to spend approximately $1.9 million for capital expenditures in fiscal 1996, primarily on new machinery and equipment as well as upgrades to its Green Bay facilities. The Company's management believes that cash flow from operations, current cash and available financing under its line of credit are sufficient to fund operations and capital expenditures for the next 12 months. As of May 14, 1996, the Company had approximately $5 million available under its revolving credit line.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three Months Ended March 31, 1996 Compared To Three Months Ended March 31, 1995

NET SALES:

Net sales for the three months ended March 31, 1996 increased 36%, or $4.3 million to $16.4 million from $12.1 million for the three months ended March 31, 1995. The increase was attributable to the additive effect of the Hamco Industries, Inc. (Hamco) revenue which was $5.0 million for the second quarter of 1995. Adjusting for the effect of the Hamco acquisition, revenue for the remainder of the Company declined $0.7 million in the second quarter of 1996 compared to the same period of 1995. The majority of the decrease occurred in the Company's custom converting segment at its Dallas facility, where sales decreased $0.6 million for the three month period. Management believes that the principal reason for the decrease in revenue is the significant reduction in the price of raw materials, principally paper, which occurred during the period. As paper prices fall, customers tend to deplete inventories in anticipation of lower prices in future months. Management anticipates demand for converting services to increase as prices stabilize.


GROSS PROFIT:

Gross profit increased $0.4 million, or 22%, to $2.2 million versus $1.8 million for the same period last year. Of this increase, approximately $0.8 million was the result of the additive effect of the Hamco acquisition. After adjusting for the effect of Hamco's margin, the Company experienced a decline of $0.4 million in gross margin in the second quarter of 1996 when compared to the same period of fiscal 1995. The principal reason for the decline in margin is the reduction in revenue previously discussed. Additionally, the gross profit margin decreased to 13.6% in 1996 from 14.9% in 1995. The decrease in margins was the result of higher average raw material costs in the six months of 1996 compared to the same period of 1995, as well as reduced operating efficiencies experienced while undergoing a redesign of the manufacturing layout in the Company's Green Bay facility which was completed during the quarter. Raw material costs began to decline in January of 1996, and by March, certain key raw materials had decreased in cost by over 30% from December levels. As material costs continue to decline, management anticipates an increase in profit margins.

OPERATING EXPENSES:

Operating expenses increased $0.4 million (30%) to $1.5 million as compared to $1.1 million in the prior year. Operating costs at Hamco, which are included in the $1.5 million for 1996, were $0.5 million for the quarter. After removing the effect of the Hamco costs, operating costs decreased by $0.2 million (18%) for 1996 when compared to 1995. The primary reasons for the decrease are reductions to certain administrative costs, such as long distance telephone and corporate insurance, which were negotiated at the beginning of the year. In addition, travel expense for the Company has decreased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

OPERATING INCOME:

Operating income increased $75,000 or 11%, to $737,000 compared to $661,000 in the prior year. Hamco accounted for approximately $219,000 of operating income for the quarter, and after adjustment for this contribution, the Company experienced a reduction in operating income of $143,000 to $158,000 in 1996. The decrease was the result of the lower margins mitigated by the savings in selling and administrative costs.


INTEREST EXPENSE:

Interest expense increased by $80,000 to $279,000 from $199,000 last year. Of this increase, approximately $134,000 was the result of debt assumed with the acquisition of Hamco. After adjusting for the Hamco debt, the Company has decreased its total debt by $1.6 million at March 31, 1996 when compared to March 31, 1995.

NET INCOME:

Net income increased $5,000 to $295,000 compared to $290,000 last year. The increase was primarily attributable to higher operating income offset by higher interest expense. Earnings per share were $.07 for the three month period of 1996 compared to $.09 for 1995, primarily due to the 1.3 million increase in shares outstanding.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

On March 11, 1996 the shareholders of the Company ratified an amendment to the Company's 1992 Non-Qualified Stock Option Plan which increased the shares available under the plan from 50,000 shares to 200,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the Annual Meeting highlights:

        (a) The Annual Meeting of Shareholders of the Company was held at the Skybird Meeting Center, Rotunda Building No. 6, Chicago O'Hare Airport, Chicago, Illinois 60666 on March 11, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

       (b) At the Annual Meeting, shareholders elected the following individuals to the board of directors for one-year terms.


             Director                            For            Withheld
             --------                            ---            --------
             Robert J. Simon                     3,333,701      15,670
             Samuel J. Bero                      3,334,316      14,425
             Robert E. Coghan                    3,333,416      15,325
             C. Hamilton Davison, Jr.           3,333,416      15,325
             Carl B. Francis                     3,330,639      18,102
             Patrick J. Garland                  3,333,166      14,675
             Edward A. Leinss                    3,333,616      15,125
             William J. Malooly                  3,333,616      15,125

        (c) The shareholders ratified an amendment to the 1992 Non-Qualified Stock Option Plan which increased the number of shares available under the plan from 50,000 shares to 200,000 shares.

                    For                Against         Abstain
                    ---                -------         -------
                    3,262,408          59,788          26,545

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TUFCO TECHNOLOGIES, INC.





Date:  May 14, 1996               /s/ Carl Francis
                                  -----------------------------------
                                  Carl Francis
                                  Chief Executive Officer





Date:  May 14, 1996               /s/ Greg Wilemon
                                  -----------------------------------
                                  Greg Wilemon
                                  Chief Financial Officer, Secretary,
                                  Treasurer and Vice President - Finance

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- - -------                  -----------
  27          -  Financial Data Schedule
