Form 10-Q
period 1996-06-30
TUFCO TECHNOLOGIES INC
filed 1996-08-13
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                   Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                  For the quarterly period ended June 30, 1996


                         Commission file number 0-21018


                           TUFCO TECHNOLOGIES, INC.

              Delaware                                   39-1723477
     ----------------------------------             --------------------
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

         Yes    X         No
            ---------        ----------

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at August 1, 1996
                 -----                            -----------------------------
Common Stock, par value $0.01 per share                        3,723,585

Non-Voting Common Stock, par value $.01 per share              709,870

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                           Page
                                                                                           Number
                                                                                           ------
PART I:          CONDENSED FINANCIAL INFORMATION


Item 1.          Condensed Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 June 30, 1996 and September 30, 1995 (Unaudited)                             3

                 Condensed Consolidated Statements of Income for the three
                 months ended June 30, 1996 and 1995 (Unaudited) and
                 for the nine months ended June 30, 1996 and 1995 (Unaudited)                 4

                 Condensed Consolidated Statements of Cash Flows for the nine
                 months ended June 30, 1996 and 1995 (Unaudited)                              5

                 Notes to Condensed Consolidated Financial Statements                         6


Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          8


PART II:         OTHER INFORMATION                                                            13

SIGNATURES                                                                                    14

                  TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                                               June 30,     September 30,
                                                                                                 1996            1995
                                                                                             ----------     -------------
                                             Assets

Current Assets:
   Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    602,294     $   2,972,600
   Accounts Receivable, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,618,726         8,373,065
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,205,694         9,092,197
   Prepaid Expenses and Other Current Assets  . . . . . . . . . . . . . . . . . . .            386,743           437,863
   Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            274,407           260,758

                                                                                          ------------     -------------

        Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,087,864        21,136,483


Property and Equipment, Net   . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,747,588        15,362,242
Advance to Stockholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            255,843           233,909
Excess of Cost over Fair Value of Assets Acquired- Net  . . . . . . . . . . . . . .         13,751,254        14,017,541
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            367,364           309,743

                                                                                          ------------     -------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 50,209,913     $  51,059,918
                                                                                          ============     =============

                                Liabilities and Stockholders' Equity

Current Liabilities:
   Current Maturities of Long-Term Notes Payable  . . . . . . . . . . . . . . . . .       $  3,380,919     $   2,587,990
   Accounts Payable - Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,176,747         2,451,221
   Accrued and Other Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .          1,825,990         1,540,660
   Accrued Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            264,982           398,310


   Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,648,638         6,978,181

Long-Term Liabilities:
   Notes Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,428,488        16,309,178
   Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,333,967         1,327,855

                                                                                          ------------     -------------

   Total Long-Term Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .         13,762,455        17,637,033

Stockholders' Equity
   Voting Common Stock;
        3,723,585 and 3,700,363 shares issued; and 3,682,153 and 3,679,788
        outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37,236            37,004
   Nonvoting Common Stock;
        709,870 shares issued and outstanding   . . . . . . . . . . . . . . . . . .              7,099             7,099
   Additional Paid-In Capital   . . . . . . . . . . . . . . . . . . . . . . . . . .         23,491,131        23,375,176
   Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,974,556         3,635,740
   Less Stock Purchase Plan Notes   . . . . . . . . . . . . . . . . . . . . . . . .          (490,253)         (497,747)
   Less Treasury Stock; 41,432 and 20,575 shares of Voting Common Stock; at cost  .          (220,949)         (112,568)

                                                                                          ------------     -------------

        Total Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . .         27,798,820       26,444,704

                                                                                          ------------     -------------
   TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 50,209,913     $  51,059,918
                                                                                          ============     =============


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    June 30,                     June 30,
                                            -----------------------     ------------------------
                                                1996          1995          1996           1995
                                                ----          ----          ----           ----
Net Sales . . . . . . . . . . . . . . .     $16,999,882    11,292,542    49,758,863     33,657,068


Cost of Sales . . . . . . . . . . . . .      13,674,836     9,485,967    41,369,535     28,555,105

                                            -----------    ----------    ----------     ----------

Gross Profit  . . . . . . . . . . . . .       3,325,046     1,806,575     8,389,328      5,101,963

Operating Expenses:

Selling, General and Administrative
 . . . . . . . . . . . . . . . . . . . .       1,837,461       892,812     4,812,713      2,844,849

Amortization and Other Post-
   Acquisition  . . . . . . . . . . . .         232,909       134,633       547,280        399,505

                                            -----------    ----------    ----------     ----------

Operating Income  . . . . . . . . . . .       1,254,667       779,130     3,029,335      1,857,609

Other Income (Expense):

   Interest Expense   . . . . . . . . .        (333,076)     (232,412)     (944,328)      (610,378)

   Interest and Other Income  . . . . .          46,981        22,609       108,882         65,004


                                            -----------    ----------    ----------     ----------

Income Before Provision For
   Income Taxes   . . . . . . . . . . .         968,582       569,327     2,193,888      1,312,235

Provision For Income Taxes  . . . . . .         375,940       222,047       855,072        519,442

                                            -----------    ----------    ----------     ----------


Net Income  . . . . . . . . . . . . . .     $   592,642    $  347,280    $1,338,816     $  792,793
                                            ===========    ==========    ==========     ==========


Earnings Per Common Share and Common
   Share Equivalent:  . . . . . . . . .     $       .13    $      .11    $      .30     $      .25

Weighted average number of common
   shares and common share equiv-
   alents outstanding   . . . . . . . .       4,446,068     3,112,695     4,437,061      3,115,969


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                        NINE MONTHS ENDED
                                                                                            June 30,
                                                                                     -----------------------
                                                                                        1996         1995
                                                                                       -----         ----
Operating Activities
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,338,816     $   792,793
   Non cash items affecting net income:

        Depreciation and amortization   . . . . . . . . . . . . . . . . . .          1,646,867       1,212,957
        Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .             (7,537)          6,527
        Provision for bad debts   . . . . . . . . . . . . . . . . . . . . .            (34,607)         14,500
        Gain on sale of property and equipment  . . . . . . . . . . . . . .            (21,895)             --
   Changes in operating assets and liabilities:
          Accounts receivable - trade   . . . . . . . . . . . . . . . . . .           (211,054)       (170,489)
          Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,113,497)     (2,700,689)
          Prepaid expenses and other assets   . . . . . . . . . . . . . . .            (17,806)       (157,240)
          Accounts payable - trade  . . . . . . . . . . . . . . . . . . . .            725,526          68,384
          Accrued and other liabilities   . . . . . . . . . . . . . . . . .            285,330         122,993
          Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . .           (133,328)        106,806

                                                                                  ------------     -----------

   Net cash provided by (used in) operating activities  . . . . . . . . . .          2,456,815        (703,458)

Investing Activities
   Addition to property and equipment   . . . . . . . . . . . . . . . . . .         (1,792,121)     (1,043,141)
   Proceeds from disposition of property and equipment  . . . . . . . . . .             59,395              --
   Increase in advances to stockholders   . . . . . . . . . . . . . . . . .            (21,934)        (21,934)

                                                                                  ------------     -----------

   Net cash used in investing activities  . . . . . . . . . . . . . . . . .         (1,754,660)     (1,065,075)

Financing Activities
   Principal payments on notes payable  . . . . . . . . . . . . . . . . . .         (3,087,761)     (1,124,548)
   Proceeds from issuance of notes payable  . . . . . . . . . . . . . . . .                 --       2,929,562
   Decrease in stock purchase plan notes  . . . . . . . . . . . . . . . . .              7,494          15,750
   Purchase of treasury stock   . . . . . . . . . . . . . . . . . . . . . .           (108,381)        (88,413)
   Net proceeds from issuance of common stock   . . . . . . . . . . . . . .            116,187              --

                                                                                  ------------     -----------

   Net cash provided by (used in) financing activities  . . . . . . . . . .         (3,072,461)      1,732,351
                                                                                  ------------     -----------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .         (2,370,306)        (36,182)
Cash and Cash Equivalents Beginning of Period . . . . . . . . . . . . . . .          2,972,600         467,813

                                                                                  ------------     -----------
Cash and Cash Equivalents End of Period . . . . . . . . . . . . . . . . . .       $    602,294     $   431,631
                                                                                  ============     ===========

           See notes to condensed consolidated financial statements.

                  TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995




 1.     INTERIM FINANCIAL STATEMENTS

        The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1995 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 15, 1995. Operating results for the nine month period are not necessarily indicative of results expected for the remainder of the year.


 2.     ACQUISITIONS

        Effective August 23, 1995, the Company acquired all of the assets and assumed certain liabilities of Hamco, Inc. in Newton, North Carolina. The assets were acquired by the Company's wholly owned subsidiary, Hamco Industries, Inc. for $13.7 million, using the proceeds from the sale of 1,200,000 shares of common stock and additional bank borrowings. The acquisition was accounted for as a purchase, with the results of operations of Hamco Industries, Inc. included in the consolidated financial statements since the date of acquisition.

        The following summarized pro forma (unaudited) information occurred on October 1, 1994:

                                                                  Nine Months Ended June 30,
                                                              -------------------------------
                                                                 1996                   1995
                                                                 ----                   ----
        Net sales                                            $49,758,863           $46,447,511
                                                             ===========           ===========

        Net Income                                           $ 1,338,816           $ 1,134,027
                                                             ===========           ===========

        Earnings per common share and
           common share equivalent                           $       .30           $       .26
                                                             ===========           ===========

        Weighted average common shares and
           common share equivalents
           outstanding                                         4,437,061             4,400,969
                                                              ==========            ==========

                  TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
               FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995


3.      INVENTORIES
        Inventories consist of the following:

                                                   June 30,     September 30,
                                                      1996            1995
                                                  ------------   -------------
        At current cost:
           Raw materials......................   $ 6,061,720    $  5,069,067
           Finished products..................     4,470,924       4,537,811
                                                 -----------    ------------

           Total at current cost..............    10,532,664       9,606,878

        Excess of current costs over LIFO
            inventory values..................      (326,950)       (514,681)
                                                 -----------    ------------

           Totals.............................   $10,205,694    $  9,092,197
                                                 ===========    ============


4.      RECLASSIFICATION

        To conform with the 1996 presentation, certain costs for third quarter of 1995 have been reclassified, which had the effect of increasing cost of sales and lowering gross profit and selling, general and administrative expenses by corresponding amounts. The reclassification did not affect operating income.

5.      COMMITMENTS

        On June 10, 1996, the Company entered into a lease for a production and distribution facility in Manning, South Carolina, subject to the development and construction of that facility by a third party. The minimum required lease payments over the next 60 months total $744,478. Additionally, the Company, has a maximum potential contingent obligation at the end of the lease of $1,093,587 in the event that the value of the facility has significantly diminished during the lease term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION:

        Tufco Technologies, Inc. (formerly Tufco Holding Company, the "Company") was organized in 1992 to acquire Tufco Industries, Inc. (located in Green Bay, WI) Tufco Industries, Inc. was incorporated in Wisconsin in 1974. Executive Converting Corporation (located in Dallas, TX) was acquired January 28, 1994. Hamco, Industries, Inc.(located in Newton, NC) was acquired August 23, 1995.

        The Company, through its wholly owned subsidiaries, performs specialty printing, custom converting, and packaging. The Company also manufactures and distributes a wide variety of consumer disposables that are sold in the home improvement and paint retailing industries.

        The Company normally operates at lower operating levels during the first and second quarters of its fiscal year which ends September 30. This occurs because of the seasonal demand for certain printed products displaying a holiday theme as well as products which are used by customers in conjunction with end-of-year activities. These products are normally shipped during the Company's third and fourth fiscal quarters. Demand for its consumer disposable products is generally lower during the first and second fiscal quarters as cold weather restricts the amount of new construction and remodeling projects that require the Company's products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA (000'S) AND PERCENTAGES OF NET SALES ARE AS FOLLOWS:
($000s)


                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                      --------------------           ---------------------
                                                         1996        1995             1996           1995
                                                      ---------    --------         --------       --------
Net Sales                                              $17,000      $11,293         $49,759        $33,657

Gross Profit                                             3,325        1,807           8,389          5,102
                                                         19.6%        16.0%           16.9%          15.2%

Operating Expenses                                       2,070        1,028           5,360          3,244
                                                         12.2%         9.1%           10.8%           9.6%

Operating Income                                         1,255          779           3,029          1,858
                                                          7.4%         6.9%            6.1%           5.5%

Interest Expense                                           333          232             944            610
                                                          2.0%         2.1%            1.9%           1.8%

Net Income                                                $593         $347          $1,339           $793
                                                          3.5%         3.1%            2.7%           2.4%

NET SALES:

Net sales for the three months ended June 30, 1996 increased 50%, or $5.7 million to $17.0 million from $11.3 million for the three months ended June 30, 1995. The increase was attributable to the additive effect of the Hamco Industries, Inc. (Hamco) revenue which was $4.9 million for the third quarter of 1996. Adjusting for the effect of the Hamco acquisition, revenue for the remainder of the Company increased $0.8 million or 7% in the third quarter of 1996 compared to the same period of 1995. Management believes that demand for the Company's products and services increased in the third quarter due to stabilization in the price of paper. Additionally, the investment in new personnel in the sales department has resulted in new customers and expansion of marketing opportunities to existing customers.

Net sales for the nine months ended June 30, 1996 increased 48%, or $16.1 million to $49.8 million from $33.7 million for the nine months ended June 30, 1995. The increase was primarily attributable to the additive effect of the Hamco Industries, Inc. (Hamco) acquisition which occurred in August of 1995. Hamco's sales for the first nine months of 1996 were $15.0 million and were comprised primarily of printed and unprinted small roll products. After adjustment for the effect of Hamco's revenue, the remainder of the Company increased its revenue by $1.1 million. Management believes that revenue growth during the first six months of the year was depressed due to the sharp reduction in the price of base paper stock. The Company's customers reduced their purchases in anticipation of lower prices ahead. As prices stabilized in the Company's third fiscal quarter, orders increased. Management does not anticipate any significant fluctuation in paper prices for the remainder of fiscal year 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

GROSS PROFIT:

Gross profit increased $1.5 million, or 83%, to $3.3 million in the third quarter of 1996 versus $1.8 million for the same period last year. Of this increase, approximately $1.0 million was the result of the additive effect of the Hamco acquisition. After adjusting for the effect of Hamco's gross profit, the Company's gross profit increased $0.5 million or 28%. The Company's gross profit margin for the quarter increased to 19.6% in 1996 from 16.0% in 1995. The improvement was the result of increased revenue in 1996 combined with lower raw material costs.

For the nine month period in 1996, gross profit increased $3.3 million, or 64%, to $8.4 million compared to $5.1 million for the same period last year. Hamco accounted for a large portion of the increase with gross profit of $2.8 million for the nine months of 1996. Gross profit margin increased to 16.9% for the nine months of 1996 compared to 15.2% for the same period of 1995. The primary reason for the increase in margin percent is the inclusion of the Hamco margin in the first two quarters of 1996. Hamco does not suffer the seasonal downturn in revenue experienced by the remainder of the Company in the first and second quarters of the year (See note 6 in the "Notes to Consolidated Financial Statements"). As a result, Hamco is better able to absorb labor and overhead costs which results in higher margin percent. Adjusted for the effect of Hamco's performance, the remainder of the Company posted a gross profit margin of 16.1%, an improvement of 0.9 points from 1995. The improvement in gross profit margin for the nine months of 1996 was the result of the reduction in paper prices which occurred during the second quarter for certain grades of paper which the Company purchases. During the second quarter of 1996, the Company reduced inventory levels, and this reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was a decrease in cost of sales in l996 of $220,000.

OPERATING EXPENSES:

Operating expenses increased $1.1 million (110%) to $2.1 million for the third quarter of 1996 as compared to $1.0 million in the prior year. Operating costs at Hamco, which are included in the $2.1 million for 1996, were $0.6 million for the quarter. After removing the effect of the Hamco costs, operating costs increased by $0.5 million (33%) for 1996 when compared to 1995. The increase is the result of additional sales and administrative personnel in the Company's Green Bay facility, as well as the accrual for incentive compensation where none was earned in 1995.

Operating expenses increased $2.1 million (65%) to $5.3 million for the nine months of 1996 as compared to $3.2 million in the prior year. The additive effect of the Hamco acquisition accounted for $1.7 million of the increase. The remaining $0.4 million increase was the result of additional sales personnel in 1996 as well as bonuses earned for 1996 where none were earned in 1995.

OPERATING INCOME:

Operating income increased $0.5 million or 63%, to $1.3 million for the third quarter of 1996 compared to $0.8 million in the prior year. Hamco accounted for approximately $0.4 million of operating income for the quarter, and after adjustment for this contribution, the Company increased its operating income by $0.1 million to $0.9 million in 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

OPERATING INCOME CONTINUED:

Operating income increased $1.1 million, or 58%, to $3.0 million for the nine months of 1996 compared to $1.9 million for the same period last year. The increase is attributable to the operations of Hamco as detailed above.

INTEREST EXPENSE:

For the third quarter of 1996, interest expense increased by $101,000 to $333,000 from $232,000 last year. Of this increase, approximately $92,000 was the result of debt assumed with the acquisition of Hamco.

For the nine month period of 1996, interest expense increased by $334,000 to $944,000 from $610,000 last year. The increase resulted from the increase in debt associated with the Hamco acquisition.

NET INCOME AND EARNINGS PER SHARE:

For the quarter ended June 30, 1996, net income increased $246,000 to $593,000 compared to $347,000 last year. The increase was primarily attributable to higher operating income offset by higher interest expense. Earnings per share were $.13 for the three month period of 1996 compared to $.11 for 1995, with
1.3 million additional shares outstanding in 1996.

Net income increased $0.5 million to $1.3 million for the nine months of 1996 compared to $0.8 last year. The increase was primarily attributable to the addition of Hamco. Earnings per share for the nine months of 1996 was $.30 compared to $.25 for 1995, a 20% increase with 1.3 million additional shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $2.5 million for the nine months ended June 30, 1996. This compares to cash used in operations of $0.7 million for the same period in 1995. Improved operating results, after adding back the effect of non-cash expenses, accounted for the improved cash flow from operations. The Company has increased its inventory levels by $1.2 million in recent months in anticipation of typical seasonal demands for the Company's products.

Net cash used in investing activities was $1.8 million for the nine months ended June 30, 1996, compared to $1.1 million for the same period in fiscal 1995. Investment in property, plant and equipment, primarily a major renovation at the Company's Green Bay facility, accounts for the increase.

Effective February 1, 1996, the Company renegotiated its borrowing agreement with its primary lender. As a result, the Company converted approximately $6.6 million of its borrowings to a four-year fixed rate of 7.03%, down from a floating rate of 8.25% for the first four months of fiscal 1996. The Company's working capital line of credit was reduced to a rate of approximately 7%, adjusted at 90 day intervals and varying with changes in the LIBOR borrowing standard. The Company has reduced its borrowings by $3.8 million since the beginning of the year.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company does not expect to incur any additional significant capital expenditures in fiscal 1996. The Company's management believes that cash flow from operations, current cash and available financing under its line of credit are sufficient to fund operations and capital expenditures for the next 12 months. As of August 9, 1996, the Company had approximately $5 million available under its revolving credit line.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Change in registrant's independent auditors.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TUFCO TECHNOLOGIES, INC.





Date:         August 12, 1996           /s/ Carl Francis
                                        --------------------------------
                                        Carl Francis
                                        Chief Executive Officer





Date:         August 12, 1996           /s/ Greg Wilemon
                                        --------------------------------
                                        Greg Wilemon
                                        Chief Financial Officer, Secretary,
                                        Treasurer and Vice President - Finance

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
- -------            -----------

   27              Financial Data Schedule

   99              Form 8-K