Form 10-K
period 1996-09-30
TUFCO TECHNOLOGIES INC
filed 1996-12-20
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1996. Commission file number 0-21018.

                            TUFCO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     39-1723477
   --------------------------------                 ---------------------
   (State of other jurisdiction                     (IRS Employer ID No.)
   of incorporation or organization)

                    4800 Simonton Road, Dallas, Texas 75244
                   -----------------------------------------
                   (Address of principal executive offices)
                                 (972) 789-1079
                        -------------------------------
                        (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act:   None
                                                                   --------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X      No
                             -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of December 17, 1996, was approximately $9,608,766. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 16, 1996. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant's Common Stock outstanding as of December 17, 1996 was 3,723,585. The number of shares of the registrant's Non-Voting Common Stock outstanding at December 17, 1996 was 709,870.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1 -  BUSINESS

GENERAL

         Tufco Technologies, Inc. ("Tufco" or the "Company") manufactures and distributes business imaging paper products, provides diversified custom converting and specialty printing services, and distributes paint sundry products used in home improvement projects. The Company has operated since 1992 and currently has three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation ("ECC") and Hamco Industries, Inc. On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $.01 per share ("Common Stock"), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company's public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco Industries, Inc., substantially all of the assets of Hamco, Inc. for approximately $12.9 million in cash.

         Tufco manufactures a wide range of printed and unprinted business imaging paper products for a variety of business needs and offers a wide array of custom converting services for industrial uses including thermal laminating, precision slitting and rewinding, folding, precision sheeting and packaging for delivery to the end user. Its specialty printing services provide wide web, multi-color flexographic and letterpress printing and adhesive laminations to industrial users and resale distributors.

         The Company was incorporated in the state of Delaware in 1992 to acquire Tufco Industries , Inc. Although the Company was organized in 1992, the business conducted by Tufco Industries, Inc. has been in continuous operation since 1974. The Company has become a leading manufacturer of value-added custom paper products and specialty printing services. The Company's principal executive offices are located at 4800 Simonton Road, Dallas, Texas 75244, and its telephone number is (972) 789-1079.

PRODUCTS AND SERVICES

         The Company's product and service lines include business imaging paper products, custom converting, specialty printing, and paint sundry products and are provided at four manufacturing locations in Green Bay, Wisconsin; Manning, South Carolina; Dallas, Texas; and Newton, North Carolina.

     Business Imaging Paper Products

         The Company produces and distributes a wide variety of printed and unprinted paper products used in business imaging equipment in market sectors including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company's products include roll products ranging in length from 150 feet to 3500 feet and in widths from 1 inch to 54 inches. Additionally, the Company produces precision sheeted products ranging in size from 11 by 17 inches to 65 by 65 inches. The Company's products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films and multi-part forms.

     Custom Converting

         Tufco Technologies has custom converting capability at each of its four locations: Green Bay, Wisconsin; Manning, South Carolina; Dallas, Texas; and Newton, North Carolina.

         The Company's converting capabilities at its Green Bay and Manning facilities include thermal and adhesive laminating, slitting, rewinding, cutting, and folding. These facilities custom convert a wide array of materials, including polyethylene films, non-woven materials, paper, and tissue and toweling for the industrial converting market. Products include operating room towels, reinforced towels (towels with a polyethylene or polypropylene mesh to provide strength and durability), industrial wipes, medical drapes, feminine hygiene components, specialty roll and large roll tissue and toweling products, polyethylene and paper dropcloths, car wash and golf towels, and window insulation products. The Company's winders can convert rolls of material up to 132 inches wide and slit widths as narrow as 3 inches. The Company has also invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as multi-ply dropcloths, reinforced material, and breathable moisture barrier wraps. Machinery and equipment at the Green Bay facility have the capability, developed by the Company's in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

         The Company's Green Bay and Manning custom converting services have grown primarily due to its capabilities to convert tissues, industrial and food service wipes, perforated toweling products, party goods and thermal or adhesive laminated products. During 1996, the Company re-designed its Green Bay production floor to improve product through-put, necessitating the move of fourteen major pieces of equipment.

         The Company's Dallas facility has converting capabilities that include precision slitting, rewinding, sheeting, specialty packaging, folding, perforating, and trimming. These capabilities are directed toward converting fine paper materials including specialty and fine printing papers and paperboards, thermal papers, polyester films, and coated products.

         The Dallas facility's custom converting services include final packaging of products, including items on which the Company has performed other converting or specialty printing services. Packaging capabilities include high quality bulk skid wrapping, vacuum sealed carton packed sheets, poly-paper and poly-film wrapping, and shrink-film packaging. The flexibility of the equipment at the Dallas facility and the packaging alternatives that the Company can provide its customers produce finished products that meet and exceed a varied range of customer specifications and requirements. The Company's Dallas custom converting services have grown due to the addition of a state-of-the-art Jagenberg sheeter with specialty paper and paperboard sheeting capabilities and the investment in a custom designed rewinder for thermal papers and films.

         The Company's Newton facility has converting capabilities which include precision slitting and rewinding of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multi-ply, and occasionally color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features.

     Specialty Printing

         The Company's Green Bay facility offers value-added specialty printing and related graphic arts services, including pre-press work, sheeting, calendering, printing, finishing, and thermal and adhesive laminating. The Company provides multi-color printing that uses computerized control to maintain a high level of print quality. The Company focuses on specialty printing projects such as paper tablecovers, food and gift wraps, feminine hygiene components, printed release liners, and novelty and holiday bathroom tissue.

         Green Bay's pre-press staff prepares projects for printing to customer specifications. The Company uses the customer's preliminary art work and arranges or performs all preparatory processes for camera ready art, plate making, layout, plate mounting, and other related services.

         The Green Bay presses use flexographic and letterpress processes and can print on a wide range of media from lightweight tissue or non-wovens to heavyweight paperboard. The Company utilizes five wide web presses of various sizes, three of which are capable of six-color printing. The Company uses water-based and oil-based inks. The presses can accommodate widths up to 82 inches for one-sided printing and are capable of simultaneous two-sided printing for widths up to 51 inches. The Company also uses a web press system that includes in-line operations to produce thermal and adhesive composite lamination or to apply specialty coatings. The presses have a variety of print cylinders that provide the Company with the flexibility to meet customer needs. The presses utilize lower cost rubber printing plates that allow the Company to maintain quality and achieve a competitive pricing advantage for low volume jobs relative to printers using engraved printing cylinders.

         The Company's Newton facility produces a full range of papers for use in bank proof or teller machines, including fan-fold forms, cards and printed rolls of various sizes and types. Additionally, the Company produces an extensive selection of standard and customized guest checks for use in the restaurant industry, and the Company's Newton facility owns equipment which enables the Company to produce a wide variety of multi-part business forms.

      Paint Sundry Products

         The Company's Green Bay and Manning facilities manufacture and distribute home improvement products that are sold to paint and hardware distributors, home centers, and retail paint stores. To provide its customers with the industry's most complete line of paint sundry products, the Company supplements the products it manufactures by distributing products manufactured for the Company by others. Consumer disposable products include polyethylene, paper and canvas dropcloths, latex and vinyl gloves, paint strainers, and other allied items. These products are often used by homeowners performing do-it-yourself home improvement projects and contractors and painting professionals. The Company also sells a line of masking paper products for the automotive aftermarket. The Company has increased sales of consumer disposables by continually broadening and improving its product line, thereby allowing customers to consolidate their orders with a single vendor. In addition, the Company has attracted large buying groups through various volume incentives. To further increase sales, the Company developed a proprietary point of sale display, the "TUFPRO Paint Management System" that places in one location all of the necessary supplies (other than paint and brushes) for a typical home painting project.

MANUFACTURING AND OPERATIONS

         In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment. With regard to its Custom Converting operations, the Company either utilizes product specifications provided by its customers or teams with its customers to develop specifications which meet customer requirements. Generally, the product begins with a flexible substrate, which is a base material such as a non-woven material, paper, or polyethylene. The Company applies one or more of its custom converting or specialty printing services that it has developed over a period of years through its distinctive technical knowledge to add value to these materials.

         The Company's growth has been supported by its substantial capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $5 million on capital expenditures at its four locations and approximately $21 million to acquire the assets of ECC and Hamco. The Company has added two Perini winders, a Jagenberg sheeter, an Elsner folder, an Elsner rewinder and various printing equipment. Included in this total, the company has spent over $2 million to enhance the capabilities of its state of the art thermal laminator. Due to the Company's expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. The Company believes it has sufficient capacity to meet its growth expectations.

         The Company's equipment can produce a wide range of sizes of production output to meet unique customer specifications. The custom converting equipment can accommodate web widths from 3 inches to 132 inches. Its folding equipment can fold from 6 inches to 120 inches by 240 inches, in one-inch increments. The Company's printing presses perform flexographic and letterpress processes and print from one to six colors on webs as wide as 82 inches. Its fine printing paper and paperboard converting equipment includes state-of-the-art rewinders, sheeters, folders, perforators, and equipment that performs extensive packaging functions.

SALES AND MARKETING

         Tufco Technologies markets its products and services nationally through its 33 full-time sales and service employees and 114 manufacturer's representatives and distributors. The Company's sales and service personnel are compensated on a base salary plus incentive bonus. The Company generally utilizes referrals and its industry reputation and presence to attract customers, and advertises on a limited basis in industry periodicals and shelter media and through cooperative advertising arrangements with its consumer disposables and fine paper converting services and products suppliers and customers.

         Customers generally purchase the Company's goods and services under project-specific purchase orders rather than long-term contracts, although exceptions are made when the Company is required to purchase special machinery to complete an order. The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco's sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters.

         The customer base consists of approximately 1,000 companies, including large integrated paper companies, users, dealers and distributors of business imaging papers, and resalers of paint sundry products. There were no customers accounting for more than 10% of consolidated sales in fiscal 1996. Sales are generally made on a credit basis within limits set by the Company's executive management. The Company generally requires payment to be made within 30 days following shipment of goods.

COMPETITION

         The Company believes the primary areas of competition for its goods and services are price, quality, production capacity and capability, capacity for prompt and consistent delivery, service, and continuing relationships. The Company believes that its key competitive advantages are product quality, quick response, rapid equipment set-up and turnaround time, long-standing customer relationships, broad customer base, highly engineered machinery and processes, production diversity and capacity, continuity of management, and experienced personnel. Management believes that there is no single competitor that offers the breadth and variety of products and services offered by the Company. In addition, customers benefit from the Company's ability to perform its multiple services and distribute from its national asset base, which reduces freight costs and increases product and service reliability through use of single source supplier on a national basis.

         Competitors for the Company's products and services vary based upon the products and services offered. In Business Imaging Products, Tufco competes with small regional suppliers and a few large national firms. Based on management's assessment of the market, no single firm offers the breadth of products offered by Tufco on a national basis. In the Company's industrial custom converting services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company's specialty printing services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company's capabilities in custom converting and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the custom converting and specialty printing lines. There is strong domestic competition and a modest amount of foreign competition in the manufacturing of consumer disposable products.

         Although the Company does not engage in a significant amount of direct competition with large integrated paper companies that are its customers, management believes that there are inherent business risks in the expansion of sales to these customers, given their significant in-house production capabilities. The Company typically serves as a product development accelerator to these customers because as sales of specific converting services to these customers have grown, the customer may discontinue purchases from the Company and move production in-house due to the economies of scale having been attained. The Company believes that it is able to evaluate and anticipate adequately the timing of such changes. Moreover, given the versatility of its manufacturing capabilities, the Company has been able to replace such lost sales with new orders of more complex products, often from the same customer.

PRODUCT DEVELOPMENT AND QUALITY CONTROL

         The Company works with its customers to develop new products and applications. The Company believes that a key factor in its success has been its willingness and distinctive technical competency to help customers experiment with various flexible substrates to develop materials with different attributes such as strength, flexibility, absorbency, breathability, moisture-resistance, and appearance. As a result, the Company's capabilities enable it to develop certain laminated substrates at lower costs than if the customers developed these products themselves. For example, a customer may request certain physical tests during trial runs that are performed by the Company's quality control personnel, often with the customer on site. Customers are charged for machine time use, materials, and operator time in the new product development process. After completing the development process, the Company prices a new product or service and designs an ongoing program that provides information to the customer such as quality checks, inventory reports, materials data, and production reports.

         The Company maintains a quality control laboratory that constantly monitors its production using statistical process controls (SPC) to observe and measure quality effectiveness of its production processes, such as temperature, speed, tension, and pressure. The Company's rigid standards and use of SPC have allowed it to qualify for the GMP (Good Manufacturing Practices) designation from several customers, a quality control standard that these companies require before they will use a company for outsourcing. In addition, several of the Company's customers perform periodic audits at the Company's Green Bay facility to ensure that adequate quality control practices are in place at all times. The Company's Dallas quality control laboratory is part of a collaborative of 33 laboratories sponsored by a large original equipment manufacturer that utilizes the Dallas facility for its production. The collaborative is utilized by that company to help set quality standards and ensure that its suppliers, like the Dallas facility, have in place the process reviews and controls necessary to ensure that quality products are being manufactured consistently.

RAW MATERIALS AND SUPPLIERS

         The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. The Company feels it has excellent relationships with its primary suppliers, and the Company has not experienced difficulties in obtaining raw materials in the past. The Company's raw materials fall into four general groups: various paper stocks, inks for specialty printing, non-woven materials, and polyethylene films. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Company's Dallas and Newton facilities receive fine paper stock primarily from two major paper companies instead of a greater number of companies.

         The Company's primary raw material, base paper, is subject to periodic price fluctuations. In the past, the Company has been successful in passing most of the price increases on to its customers, but management cannot guarantee that the Company will be able to do this in the future.

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state, and local environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. The Company believes that it complies with these laws and regulations in all material respects. The Company does not maintain environmental impairment insurance.

         The Company's past expenditures relating to environmental compliance have not had a material effect on the Company, nor does the Company expect that such expenditures relating to the Company's recently completed addition to its manufacturing facility will be material. Further growth in the Company's production capacity with a resultant increase in discharges and emissions may require capital expenditures for environmental control facilities in the future. The Company does not expect such expenditures to be material. No assurance can be given that future changes to environmental laws or their application will not have a material adverse effect on the Company's business or results of operations.

EMPLOYEES

         At December 17, 1996, the Company had approximately 447 employees, of whom 180 were employed at its Green Bay facility, 80 at its Manning facility, 87 at its Dallas facility, and 100 at its Newton facility. The Company has a non union workforce and believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

         The Company's main production and distribution facilities for industrial converting, specialty printing, and consumer disposable products manufacturing are located in Green Bay, Wisconsin. The 188,000 square foot facility (of which approximately 5,000 square feet are used for offices) was built in stages from 1980 to 1992 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.

         The Company leases 44,000 square feet of space in a facility contiguous to its Green Bay, Wisconsin, facility, which is currently used for certain warehouse, distribution, and packaging operations. This facility is leased from a partnership of whom Samuel Bero and Patrick Garland, both directors of the Company, are two of several partners. The lease for this facility expires March, 2003. The Company has an option to renew this lease for an additional three years.

         The Company's corporate headquarters are located in facilities which it leases in Dallas, Texas, in the same building which the Company uses to produce and distribute business imaging products and in the custom converting of various fine paper and board grade papers. The lease for the 173,000 square foot facility expires in February, 2003.

         The Company owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of business imaging products and in the printing of custom forms.

         In June 1996, the Company leased for five years and in October of 1996 occupied a new 62,000 square foot facility in Clarendon County, South Carolina, which was designed and constructed to house the production and distribution operations for the Company's paint sundry business. The Company has guaranteed to the Lessor that, if the lease is not renewed, the residual market value of the building which was constructed at a cost of $1.5 million, will be at least $1.1 million. Management expects the building value will be at least $1.1 million; however, the Company cannot provide assurances as to the impact of future economic factors influencing the future value of the building. The Company also owns a 42,000 square foot facility in Manning, South Carolina which it is using for storage of bulk raw materials.

         The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently used and planned for acquisition is sufficient for its current and anticipated short-term needs, but that the expansion of the Company's business or the offering of new services could require the Company to obtain additional equipment or facilities.


ITEM 3 - LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since the Company's initial public offering on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol "TFCO." The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

                                                           High         Low         Close
                                                           ----         ---         -----
Fiscal 1994:
                  Quarter ended March 31, 1994             $ 9.56      $ 7.50      $ 7.50

                  Quarter ended June 30, 1994              $ 8.25      $ 6.50      $ 7.00

                  Quarter ended September 30, 1994         $ 7.25      $ 3.00      $ 6.00
Fiscal 1995:
                  Quarter ended December 31, 1994          $ 7.25      $ 5.00      $ 6.50

                  Quarter ended March 31, 1995             $ 6.50      $ 4.25      $ 4.75

                  Quarter ended June 30, 1995              $ 5.50      $ 4.00      $ 5.50

                  Quarter ended September 30, 1995         $ 5.50      $ 4.13      $ 4.75
Fiscal 1996:
                  Quarter ended December 31, 1995          $ 8.25      $ 4.50      $ 7.00

                  Quarter ended March 31, 1996             $ 8.00      $ 6.25      $ 7.25

                  Quarter ended June 30, 1996              $ 7.25      $ 5.25      $ 6.75

                  Quarter ended September 30, 1996         $ 7.25      $ 6.00      $ 6.25


         As of December 17, 1996, there were approximately 165 holders of record of the Common Stock. On December 16, 1996, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $7.25 per share.

         The Company has never paid dividends on its Common Stock. All notes except the Industrial Development Revenue Bonds are supported by loan agreements which contain certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
 DATA)

                                                        Years Ended September 30,
                                           -----------------------------------------------
                                                                                  Pro Forma
                                                                                  --------
                                            1996     1995 (1)  1994 (2)   1993     1992 (3)
                                           -------   -------   -------   -------   -------
Statement of Operations Data:
   Net sales ...........................   $68,374   $47,987   $36,204   $24,878   $24,726
   Cost of sales .......................    56,042    39,796    29,724    20,439    20,004
                                           -------   -------   -------   -------   -------

   Gross profit ........................    12,332     8,191     6,480     4,439     4,722
   Selling, general, and
   administrative expenses .............     6,753     4,906     3,797     2,332     2,346
   Goodwill amortization and other post-
   acquisition expenses ................       724       437       454       301       405
                                           -------   -------   -------   -------   -------

   Operating income ....................     4,855     2,848     2,229     1,806     1,971
   Interest expense, net ...............     1,093       885       575       392       394
   Miscellaneous income ................         5        46        64        57        66
                                           -------   -------   -------   -------   -------

   Income before income taxes ..........     3,767     2,009     1,718     1,471     1,643
   Income taxes ........................     1,507       808       690       695       739
                                           -------   -------   -------   -------   -------

   Net income ..........................   $ 2,260   $ 1,201   $ 1,028   $   776   $   904
                                           =======   =======   =======   =======   =======

   Earnings per share ..................   $   .51   $   .37   $   .37   $   .37   $   .43

  Weighted average common and
  common  equivalent  shares
  outstanding ..........................     4,438     3,248     2,790     2,103     2,103

Other Data:
   Depreciation and
   amortization (4) ....................   $ 2,279   $ 1,647   $ 1,337   $ 1,033   $ 1,019

   Capital expenditures ................     2,371     1,280     1,386       863     2,030



Balance Sheet Data: (at September 30)
   Working capital .....................   $10,553   $13,914   $ 6,577   $ 3,711   $ 2,103
   Total assets ........................    50,038    51,060    34,004    20,976    20,639
   Long-term debt ......................    13,350    18,897    10,369     6,922     6,921
 Stockholders' equity ..................    28,719    26,445    19,164    10,207     9,325




                                   FOOTNOTES


(1) The results of operations of Hamco, Inc. are included in the consolidated financial data since the date of acquisition (August 1995).

(2) The results of operations of ECC are included in the consolidated financial data since the date of acquisition (January 1994).

(3) The pro forma statement of operations data for the twelve months ended September 30, 1992, assumes that the acquisition of Tufco Industries, Inc. in fiscal 1992 occurred at the beginning of the period and that the employment agreements with Messrs. Bero and Garland were amended as of October 1, 1992.

(4) Depreciation and amortization consist of depreciation of buildings, machinery and equipment, and the amortization of goodwill and organizational expenses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Tufco manufactures and distributes business imaging paper products, performs custom converting and specialty printing services and manufactures and distributes paint sundry products. The Company's strategy is to work closely with its customers to develop products or perform services which meet or exceed the customers' quality standards, and to then use the Company's operating efficiencies and broad distribution base to supplement or replace its customers' own production and distribution functions.

         The Company's technical proficiencies include slitting and rewinding, sheeting, multi-color printing, laminating, folding and packaging.

         In January 1994, the Company completed an initial public offering of its stock and concurrently purchased substantially all of the assets of Executive Converting Corporation (ECC). The Company issued 900,000 shares of its common stock on the NASDAQ Market at $9.00 per share, resulting in net proceeds of $6.8 million. The total cost of the ECC acquisition was $8.7 million consisting of $7.5 million in cash and 127,778 shares of the Companies common stock.

         In August 1995, the Company purchased substantially all of the assets of Hamco Industries, Inc. for a total cost of $14.2 million funded by the issuance of $1.2 million shares of the Company's common stock and additional bank borrowings.

         Management's discussion of the Company's 1996 year in comparison to 1995, contains forward looking statements regarding current expectations, risks and uncertainties for 1997 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled Business in this report, other factors that could cause or contribute to such differences include, among other items, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

RESULTS OF OPERATIONS

         The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 1996 (current year or fiscal
1996), in comparison to the fiscal year ended September 30, 1995 (prior year or fiscal 1995), as well as the fiscal year ended September 30, 1994 (fiscal
1994).

         The following table sets forth, for the years ended September 30 (i) the percentage relationship of certain items from the Company's statements of income to total revenues and (ii) the year-to-year changes in these items:

                                            PERCENTAGE OF TOTAL REVENUE    YEAR-TO-YEAR CHANGE
                                           -----------------------------   -------------------
                                                                            1995 TO   1994 TO
                                            1996       1995       1994       1996       1995
                                           -------    -------    -------    -------    -------
Net sales ..............................     100.0%     100.0%     100.0%        42%        33%
Cost of sales ..........................      82.0       82.9       82.1         41         34
                                           -------    -------    -------    -------    -------

         Gross margin ..................      18.0       17.1       17.9         51         26

Selling and administrative expense .....       9.9       10.2       10.5         38         29
 Amortization & postacquisition
  expenses   ...........................       1.1        0.9        1.3         66         -4
                                           -------    -------    -------    -------    -------

         Operating income ..............       7.1        5.9        6.2         70         28

Net interest expense ...................       1.6        1.8        1.6         23         54
Other income ...........................       0.0        0.1        0.2        -89        -28
                                           -------    -------    -------    -------    -------

         Income before income taxes ....       5.5        4.2        4.7         88         17

Income tax expense .....................       2.2        1.7        1.9         87         17
                                           -------    -------    -------    -------    -------

         Net income ....................       3.3%       2.5%       2.8%        88%        17%
                                           =======    =======    =======    =======    =======


         The components of net sales are summarized in the table below:

                                                  1996           1995           1994
                                               ------------   -------------  -------------
                                                      % Of            % Of          % Of
                                               Amount Total   Amount  Total  Amount  Total
                                               ------------   -------------  -------------
                                                        (Dollars In Millions)
Business imaging products ...................   $  34.9  51%   $  18.1  38%   $  11.8  33%
Custom converting and specialty printing ....      24.3  36       20.6  43       15.6  43
Paint sundry products .......................       9.2  13        9.3  19        8.8  24
                                                ------- ---    ------- ---    ------- ---

Total net revenue ...........................   $  68.4 100%   $  48.0 100%   $  36.2 100%
                                                ======= ===    ======= ===    ======= ===




FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

         Net sales for the fiscal 1996 increased $20.4 million, or 42%, primarily due to the $17.8 million additive impact of Hamco Industries, Inc. Hamco which was acquired on August 23, 1995, produces and distributes business imaging products. After adjustment for the impact of Hamco, the Company's revenue increased 5.4% ($2.6 million) in fiscal 1996. The Company lowered the prices it charges its customers for certain paper products by 7% to 9% during the second, third and fourth quarters of 1996 in response to sharp reductions in the costs of various base paper grades. This reduction in unit price resulted in a reduction in total annual revenue of approximately $0.9 million (1.8%) on comparable unit volumes. Management feels that the adjusted growth rate of 7.2% (considering the above 5.4% and 1.8% factors) is in line with management's expectations for internal growth.

         Gross margin increased to 18.0% in fiscal 1996 from 17.1% in fiscal 1995, primarily due to a combination of two factors. A decrease in the cost of base paper resulted in an increase in gross margin of 0.2 points due to the portion of the cost decrease which the Company was able to retain. Additionally, approximately 36% of the Company's inventory is valued using the Last In First Out (LIFO) method, and the sharp reduction in paper prices resulted in a reduction in the LIFO reserve and a corresponding increase in gross profit of $0.5 million (0.7 points of margin), of which $0.3 million was recorded in the fourth quarter of fiscal 1996. The Company has planned for a nominal increase in paper prices in 1997, but management does not anticipate any significant increase in this chief raw material.

         Selling and administrative expenses as a percentage of net sales, decreased to 9.9% in fiscal 1996 from 10.2% in fiscal 1995. Selling and administrative expenses increased $1.9 million in fiscal 1996 due to the inclusion of Hamco's selling and administrative expenses. Also, the Company accrued approximately $0.6 million in post employment costs associated with the resignation of its Chief Executive Officer and other management personnel in September 1996. After adjustment for these two factors, selling and administrative costs decreased $0.8 million from comparable operations for the prior fiscal year. The decrease was the result of lower payroll and travel costs in 1996 due to sales and management positions which were either vacant for a portion of the year or eliminated as a result of organizational restructuring.

         Goodwill amortization and post-acquisition expenses increased to $0.7 million in fiscal 1996 due to the Hamco acquisition and consulting fees resulting from a consulting agreement between the Company and Bradford Ventures, Ltd. (BVP). In fiscal 1995, a portion of the management fees paid to BVP were capitalized as a result of the Hamco acquisition, such was not the case in 1996 as all fees paid to BVP were expensed.

         Net interest expense increased by $0.2 million to $1.1 million in fiscal 1996 from $0.9 million in fiscal 1995. The increase was due to the fact that interest costs were incurred as a result of the Hamco acquisition. The acquisition of Hamco resulted in a net increase in total debt of $5 million at fiscal year end 1995. However, the Company worked with its primary lender to restructure all of its outstanding debt and its cash management in the second quarter of fiscal 1996. The effect of the restructuring was a reduction of one
(1) full point in the weighted average interest rate which the Company pays on its debt. Additionally, the restructuring of cash management along with strong cash flow from operations allowed the Company to lower its total borrowings under its working capital line of credit. The combination of these factors allowed the Company to significantly mitigate the impact of the additional long-term debt incurred as a result of the Hamco acquisition and resulted in an increase in interest expense of only 24%in fiscal 1996 versus fiscal 1995.

         Income taxes were 40% of pretax earnings for fiscal 1996 and for the previous year. Earnings per share were 51 cents in fiscal 1996 compared to 37 cents for fiscal 1995 and 43 cents for the pro forma fiscal 1995 results (see
Note 2 in Notes to Consolidated Financial Statements).

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994

         Net sales for fiscal 1995, increased $11.8 million, or 33%, to $48.0 million. The increase was primarily due to price increases and growth in sales of business imaging products and custom converting services, which rose $11.3 million to $38.7 million, primarily from the $5.7 million additive effect of four additional months of ECC's sales. The ECC acquisition was completed effective January 28, 1994. Sales of paint sundry products increased $0.5 million to $9.3 million due to expansion of the Company's customer base and a rebound from the harsh winter of 1994.

         Gross margin decreased to 17.1% in fiscal 1995 from 17.9% in fiscal 1994. The primary cause for the decrease in margins is the significant increase in the price of base paper stock in 1995 and the principal raw material in approximately 41% of the Company's revenue base. The Company experienced sharp increases in the costs of paper and polyethylene during the first three quarters of fiscal 1995 which increased the Company's inventory values, but had no material effect on 1995 profits as the Company was able to pass these increases on to its customers. Prices on these commodities stabilized in the fourth quarter of fiscal 1995.

         Selling and administrative expenses increased $1.1 million in 1995 primarily due to the inclusion of ECC's selling and administrative expenses for four additional months in 1995 versus 1994, when ECC was acquired. Three additional salespersons were added during fiscal 1995 to facilitate market growth during the upcoming fiscal year. Additionally, the Company incurred approximately $200,000 in costs to restructure the Green Bay organization, including severance costs and legal and professional fees.

         Goodwill amortization and post-acquisition expenses remained relatively constant at $437,000 in fiscal 1995 versus $454,000 in fiscal 1994. The expenses were due to goodwill amortization arising from the ECC acquisition and consulting fees resulting from a consulting agreement between the Company and Bradford Ventures, Ltd. (BVP). In fiscal 1995, a portion of the management fees paid to BVP were capitalized as a result of the Hamco acquisition, resulting in the decrease in expense from 1994.

         Net interest expense increased by $310,000 to $885,000 in fiscal 1995 from $575,000 in fiscal 1994. The increase was largely due to the fact that interest costs were incurred as a result of the ECC acquisition for a full year in 1995. Additionally, the Company increased its average borrowing under its working capital line of credit during 1995 due to the increasing costs of raw materials. The Company refinanced its bank debt in the final quarter of 1995 resulting in decreased interest rates.

         Income taxes were $808,000 or 40% of pretax earnings, for fiscal 1995 compared to $690,000, or 40% of pretax earnings, for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations increased $4.5 million to $5.7 million in fiscal 1996. Net income adjusted for non-cash items accounted for $4.7 million in cash flow in fiscal 1996. Additionally, $0.6 million in separation costs for the former CEO and other employees expensed in fiscal 1996 will be paid in 1997 and 1998. The Company's increase in accounts receivable and inventory values appears disproportionately small compared to its increase in revenues from 1995 to 1996, primarily because of the Hamco acquisition late in fiscal 1995.

         Cash used in investing activities totaled $1.5 million in fiscal 1996 and resulted from capital additions, principally improvements to the Company's Green Bay facility. Also, the Company redeemed $0.8 million in certificates of deposit purchased in the Hamco acquisition. Cash used in financing activities totaled $5.5 million in fiscal 1996 due to the repayment of long term debt.

         The Company's primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. During the second quarter of fiscal 1996, the Company restructured its borrowing arrangement with Bank One, Wisconsin, its primary lender, resulting in a reduction in the Company's weighted average borrowing rate from 7.98% to 6.98% on approximately $13.8 million in debt at the time that the new agreement became effective on February 1, 1996. The maximum available borrowings and the term under the restructured revolving credit agreement remained unchanged at $9.8 million through March 31, 1998. At December 13, 1996, the Company had approximately $11.8 million in total borrowings outstanding with $8.3 million available under the revolving credit agreement. Management believes that the Company's operating cash flow is adequate to service its long-term obligations as of September 30, 1996, and any budgeted capital expenditures.

         The Company's credit facilities are with one bank with the exception of $1.8 million and are secured by substantially all of the Company's assets. The credit facilities with Bank One contain certain restrictive covenants, including minimum required cash flow, limits on capital additions and debt service coverage ratios.

         On January 28, 1994, the Company sold 900,000 shares of its previously unissued Common Stock in a public offering. The net proceeds to the Company from this offering was approximately $6.8 million. An additional 127,778 shares were issued on January 28, 1994, in conjunction with the Company's acquisition of Executive Converting Corporation. On August 23, 1995, the Company issued 1.2 million shares of its Common Stock in conjunction with the Company's acquisition of Hamco, Inc. for $6.2 million.

         Sharp increases in the costs of paper and polyethylene impacted the Company's inventory values and net income during fiscal 1995. In 1996, the prices of these commodities dropped dramatically which again impacted inventories and net income. The Company is generally successful in passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company's products. Prior to this period, the impact of inflation has been minimal on the Company's inventory and net income.

         The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

         The Company's allowance for uncollectible accounts receivable was $149,000 at December 13, 1996. Management believes that this allowance is adequate to provide for losses inherent in its accounts receivable.

SELECTED QUARTERLY FINANCIAL DATA

         The following table sets forth selected quarterly financial information. This information is derived from un-audited consolidated financial statements of the Company and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

1996     (Dollars in thousands, except per share amounts)

                                                 First    Second     Third    Fourth
                                                Quarter   Quarter   Quarter   Quarter

Net sales ...................................   $16,367   $16,392   $17,000   $18,615
Gross profit ................................     2,842     2,223     3,325     3,942
Operating expenses ..........................     1,804     1,486     2,070     2,116
Operating income ............................     1,038       737     1,255     1,826
Income before taxes .........................       749       476       969     1,573
Provision for income taxes ..................       298       199       358       652
Net income ..................................       451       277       611       921
Earnings per share ..........................       .10       .06       .14       .21

1995     (Dollars in thousands, except per share amounts)

                                                 First    Second     Third     Fourth
                                                Quarter   Quarter   Quarter   Quarter
Net sales ...................................   $10,285   $12,080   $11,293   $14,329
Gross profit ................................     1,480     1,697     1,707     3,307
Operating expenses ..........................     1,062     1,036       928     2,317
Operating income ............................       418       661       779       990
Income before taxes .........................       258       484       569       698
Provision for income taxes ..................       103       195       222       288
Net income ..................................       156       290       347       408
Earnings per share ..........................       .05       .09       .11       .12




         The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, the Company's sales volume and operating income are at their lowest levels in the first and second fiscal quarters. Sales and operating income are generally at higher levels in the third and especially the fourth fiscal quarters. During the fourth quarter of fiscal 1996 and 1995, the Company performed custom printing services for customers which market printed paper products with holiday themes. The technical aspects of the printing and the time sensitive nature of the services enable the Company to generate higher gross margins than at other times during the year.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are attached as Appendix to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers, directors, and key employees of the Company are:


Name                              Age        Positions With the Company
----                              ---        --------------------------
Louis LeCalsey, III                57        President and Chief Executive Officer

Gregory L. Wilemon                 36        Chief Financial Officer, Chief Operating
                                             Officer and Secretary/Treasurer

Michael A. Schilling               45        Vice President - Human Resources

Robert J. Simon (1)(2)(3)          38        Chairman of the Board of Directors

Samuel J. Bero (1)(3)              61        Director

Patrick J. Garland (1)(3)          65        Director

Robert E. Coghan                   68        Director

C. Hamilton Davison, Jr.           37        Director

Edward A. Leinss (2)               55        Director

William J. Malooly (2)             54        Director



(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee

         Each director holds office until the next annual meeting of stockholders of the Company and until his successor has been elected and qualified. Each director has served on the Board of Directors since Tufco's inception in February 1992. Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers or directors of the Company.

EXECUTIVE OFFICERS, DIRECTORS, AND KEY EMPLOYEES

         Louis LeCalsey, III--Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in September 1996. Previously he was President of Tufco Industries, Inc. since April 1996 and prior to that he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 20 year career with Scott in various leadership positions.

         Gregory L. Wilemon--Mr. Wilemon has been Chief Financial Officer since September 18, 1995 and was appointed Secretary/Treasury by the board effective November 12, 1995 and Chief Operating Officer in September 1996. Mr. Wilemon had been Chief Operating Officer at Executive Roll Manufacturing from 1991 until May of 1993. From 1993 until he rejoined the Company, Mr. Wilemon was Vice President of Finance at Great North American Companies. Prior to his earlier tenure with the Company, Mr. Wilemon was a Senior Business Planner with PepsiCo from 1987 to 1991.

         Michael A. Schilling--Mr. Schilling has been Vice President of Human Resources since November 1992 and prior to that was Director of Human Resources of Tufco since 1989. Prior to that time, Mr. Schilling was Manager of Human Resources at Nu-Line Industries, a division of Huffy Bicycle Corp., from January 1988 to September 1989 and Human Resources Manager of Vlasic Foods, Inc., a division of the Campbell Soup Company, from 1986 to 1988.

         Robert J. Simon--Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a senior managing director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a general partner of Bradford Associates since 1989. Prior to that time, Mr. Simon held the following positions with Bradford Ventures Ltd.: Managing Director from 1990 to 1992; Senior Vice President from 1987 to 1990, and Vice President from 1985 to 1987. Mr. Simon is Chairman of the Board of HoloPak Technologies, Inc., Adco Technologies, Inc., and The Sunbelt Companies, Inc. and is also a director of the C.R. Gibson Company, all of which are publicly held companies. Mr. Simon is either Chairman of the Board or a director of Paramount Cards, Inc., Parmarco Technologies, Inc., VSC Corporation, Overseas Equity Investors Ltd., Overseas Private Investors Ltd., and several other privately held companies.

         Samuel J. Bero--Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager of Tufco since 1974, when he co-founded the Predecessor with Mr. Garland and two other individuals. Mr. Bero has over 33 years of experience in the converting industry.

         Patrick J. Garland--Mr. Garland was the President of Tufco from 1974, when he co-founded the Predecessor with Mr. Bero and two other individuals, until November 1993. Mr. Garland retired from Tufco Industries in February 1994 when his employment agreement expired. He continues to serve as a director of Tufco Technologies, Inc. Mr. Garland has over 33 years of experience in the converting industry.

         Robert E. Coghan--Mr. Coghan has been the President and a director of HoloPak Technologies, Inc., a manufacturer of holographic and hot stamp foils, since 1990. From 1979 to such time, Mr. Coghan was President of Transfer Print Foils, Inc., which was acquired by HoloPak Technologies, Inc. in January 1990.

         C. Hamilton Davison, Jr.--Mr. Davison has been the President and a director of Paramount Cards, Inc., a manufacturer of greeting cards, since 1988. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. since 1986. Mr. Davison is also a director and serves on the executive committee of the greeting card industry trade association and is a Director on the Board of Valley Resources.

         Edward A. Leinss--Mr. Leinss has been President and Chief Executive Officer of Ahlstrom Filtration, Inc., a manufacturer of filtration media, since 1989 and of its predecessor, Filtration Sciences, Inc., from 1981 to 1989.

         William J. Malooly--Mr. Malooly has been the Chairman and Chief Executive Officer of Bank One, Green Bay since 1977.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT

The information called for by Item 10 with respect to compliance with Section 16 (a) of the Securities Exchange Act is incorporated by reference from the 1996 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

ITEM 11 - EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference from the 1996 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated by reference from the 1996 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference from the 1996 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements. Financial statements are attached as Appendix to this report. The index to the financial statements is found on F-1 of the Appendix.

(a)  2.   Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)  3.   Exhibits. See Exhibit Index in part ( c ), below.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

(c) Exhibit
     Number            Description
     ------            -----------

     3.1       Restated Certificate of Incorporation (1) (Exhibit 3.1)

     3.2       Bylaws (1) (Exhibit 3.2)

     10.1 Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. ("Tufco"), and the Stockholders of Tufco. (1) (Exhibit 10.1)

     10.2 Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (3) (Exhibit 10)

     10.3 Loan Agreement, dated May 1, 1992, between the Village of Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)

     10.4      1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

     10.5 Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)

     10.6      1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
               10.19)

     10.7 Amendment to Loan Agreement dated as of March 29, 1995 between Bank One, Green Bay; Tufco Industries, Inc.; and Executive Converting Corporation.(3)

     10.8 Amendment to Loan Agreement dated as of May 18, 1995 between Bank One, Green Bay; Tufco Industries, Inc.; and Executive Converting Corporation. (4) (Exhibit 6(a))

     10.10 Loan Agreement, dated August 22, 1995, between Tufco Industries, Inc., Executive Converting Corporation, Hamco Industries, Inc., and Bank One, Green Bay. (5) (Exhibit 2.1)

     10.11* ** Amended Employment Agreement with Greg Wilemon, dated September
               18, 1995.

     10.13 Lease Agreement, dated as of March 1, 1995, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco.

     10.14 Stock Option Plan for Carl B. Francis dated April 21, 1995. (6) (Exhibit 10.14)

     10.15* Lease Agreement dated as of April 1, 1996, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco.

     10.16* Amendment to Loan Agreement dated August 22, 1995, between Tufco Industries, Inc., Executive Converting Corporation, Hamco Industries, Inc. and Bank One, Green Bay.

     10.17* Separation Agreement dated October 1, 1996 between Carl B. Francis and Tufco Technologies, Inc.

     10.18* ** Employment Agreement with Louis LeCalsey, III dated
               September 19, 1996.

     21*       Subsidiaries of the Company.

     23* Independent Auditors' Report of Wipfli Ullrich Bertelson on the fiscal 1995 and 1994 consolidated financial statements.

     27        Financial Data Schedule

------------------

     *         Filed Herewith

     **        Management Contract or Compensatory Plan

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-55828) (the "Registration Statement") as filed with the Commission on December 16, 1992.

     (2) Incorporated by reference to Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993.

     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

     (4) As well as those factors discussed in the section entitled Business in this report, other factors.

     (5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1995.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

(b)  Form 8-K was filed by the registrant August 23, 1995.

(c) See (a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 17, 1996.

                                    Tufco Technologies, Inc.



                                    By:  /s/ Louis LeCalsey, III
                                         --------------------------------------
                                         Louis LeCalsey, III
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                                             Title                           Date
         ---------                                             -----                           ----
/s/ Louis LeCalsey, III                             President, Chief Executive Officer    December 17, 1996
-----------------------------------                 and Director (Principal Executive
Louis LeCalsey, III                                 Officer)


/s/ Robert J. Simon                                 Chairman of the Board                 December 17, 1996
-----------------------------------
Robert J. Simon


/s/ Gregory L. Wilemon                              Chief Financial Officer, Chief        December 17, 1996
-----------------------------------                 Operating Officer and Secretary
Gregory L. Wilemon                                  (Principal Financial and
                                                    Accounting Officer)


/s/ Samuel J. Bero                                  Director                              December 17, 1996
-----------------------------------
Samuel J. Bero


/s/ Patrick J. Garland                              Director                              December 17, 1996
-----------------------------------
Patrick J. Garland


/s/ Robert E. Coghan                                Director                              December 17, 1996
-----------------------------------
Robert E. Coghan


/s/ C. Hamilton Davison Jr.                         Director                              December 17, 1996
-----------------------------------
C. Hamilton Davison, Jr.


/s/ Edward A. Leinss                                Director                              December 17, 1996
-----------------------------------
Edward A. Leinss


/s/ William J. Malooly                              Director                              December 17, 1996
-----------------------------------
William J. Malooly

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS - ITEM 8 OF FORM 10-K
-------------------------------------------------------------------------------



                                                                           PAGE

INDEPENDENT AUDITORS' REPORT..............................................  F-2

FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of September 30, 1996 and 1995..........  F-3

   Consolidated Statements of Income
      for the Years Ended September 30, 1996, 1995 and 1994...............  F-4

   Consolidated Statements of Stockholders' Equity
      for the Years Ended September 30, 1996, 1995 and 1994...............  F-5

   Consolidated Statements of Cash Flows
      for the Years Ended September 30, 1996, 1995 and 1994...............  F-6

   Notes to Consolidated Financial Statements.............................  F-7

INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
   Tufco Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Tufco Technologies, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Tufco Technologies, Inc. and subsidiaries for the years ended September 30, 1995 and 1994, were audited by other auditors whose report, dated November 9, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries at September 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Dallas, Texas
December 16, 1996

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------


ASSETS                                                                                 1996             1995

CURRENT ASSETS:
   Cash and cash equivalents                                                      $    844,615    $  2,129,382
   Certificates of deposit                                                                             843,218
   Accounts receivable (Notes 3 and 7)                                               8,360,911       8,373,065
   Inventories (Notes 4 and 7)                                                       9,556,023       9,092,197
   Prepaid expenses and other current assets                                           212,072         193,412
   Deferred income taxes (Note 8)                                                      616,498         260,758
                                                                                  ------------    ------------

           Total current assets                                                     19,590,119      20,892,032

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 5 and 7)                                 15,746,729      15,362,242

GOODWILL - Net (Note 1)                                                             14,112,390      14,017,541

OTHER ASSETS - Net (Note 6)                                                            588,995         788,103
                                                                                  ------------    ------------

TOTAL                                                                             $ 50,038,233    $ 51,059,918
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 7)                                     $  2,866,654    $  2,587,990
   Accounts payable                                                                  2,356,305       2,451,221
   Accrued payroll, vacation and payroll taxes                                       1,729,956         797,409
   Other current liabilities                                                         1,471,875         743,251
   Income taxes payable (Note 8)                                                       612,674         398,310
                                                                                  ------------    ------------

           Total current liabilities                                                 9,037,464       6,978,181

LONG-TERM DEBT - Less current portion (Note 7)                                      10,483,128      16,309,178

DEFERRED INCOME TAXES (Note 8)                                                       1,798,246       1,327,855

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 11):
   Voting common stock, $.01 par value; 9,000,000 shares authorized;
      3,723,585 and 3,700,363 shares issued, respectively                               37,236          37,004
   Nonvoting common stock, $.01 par value;  2,000,000 shares authorized;
      709,870 shares issued and outstanding                                              7,099           7,099
   Additional paid-in capital                                                       23,491,130      23,375,176
   Retained earnings (Note 7)                                                        5,895,257       3,635,740
   Treasury stock at cost, 43,632 and 20,575 voting common shares, respectively       (236,074)       (112,568)
   Stock purchase plan notes                                                          (475,253)       (497,747)
                                                                                  ------------    ------------

             Total stockholders' equity                                             28,719,395      26,444,704
                                                                                  ------------    ------------

TOTAL                                                                             $ 50,038,233    $ 51,059,918
                                                                                  ============    ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------


                                                         1996             1995          1994

NET SALES                                            $ 68,373,654    $ 47,986,550    $ 36,204,763

COST OF SALES                                          56,042,088      39,795,291      29,724,196
                                                     ------------    ------------    ------------

GROSS PROFIT                                           12,331,566       8,191,259       6,480,567

OPERATING EXPENSES:
   Selling, general and administrative                  6,752,663       4,906,687       3,797,472
   Amortization and other postacquisition expenses        723,966         436,575         453,811
                                                     ------------    ------------    ------------

           Total                                        7,476,629       5,343,262       4,251,283
                                                     ------------    ------------    ------------

OPERATING INCOME                                        4,854,937       2,847,997       2,229,284

OTHER INCOME (EXPENSE):
   Interest expense                                    (1,134,489)       (910,894)       (597,325)
   Interest income                                         41,628          26,275          22,328
   Miscellaneous                                            4,671          45,845          63,989
                                                     ------------    ------------    ------------

           Total                                       (1,088,190)       (838,774)       (511,008)
                                                     ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                              3,766,747       2,009,223       1,718,276

INCOME TAX EXPENSE (Note 8)                             1,507,230         808,000         690,000
                                                     ------------    ------------    ------------

NET INCOME                                           $  2,259,517    $  1,201,223    $  1,028,276
                                                     ============    ============    ============

EARNINGS PER SHARE                                   $        .51    $        .37    $        .37
                                                     ============    ============    ============

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                          4,437,702       3,248,408       2,789,841
                                                     ============    ============    ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------


                                                                           COMMON STOCK
                                                                 ------------------------------------------
                                                                         VOTING               NONVOTING
                                                                 --------------------   -------------------
                                                                   SHARES     AMOUNT      SHARES    AMOUNT

BALANCES AT OCTOBER 1, 1993                                       1,334,771  $13,348     760,684    $7,607

   Issuance of common stock:
      Initial public offering of Tufco Technologies, Inc.           900,000    9,000
      Acquisition of Executive Converting Corporation               127,778    1,278
      Stock issued to Tufco Industries, Inc. profit sharing plan      2,000       20
      Conversion to voting common stock                              50,814      508     (50,814)     (508)

   Purchase of treasury stock, 2,800 shares

   Net income
                                                                  ---------  -------     -------    ------

BALANCES AT SEPTEMBER 30, 1994                                    2,415,363   24,154     709,870     7,099

   Issuance of common stock - Acquisition of Hamco, Inc.          1,285,000   12,850

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 17,775 shares

   Net income
                                                                  ---------  -------     -------    ------

BALANCES AT SEPTEMBER 30, 1995                                    3,700,363   37,004     709,870     7,099

   Exercise of employee stock options                                 6,285       63

   Issuance of common stock                                          16,937      169

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 23,057 shares

   Net income
                                                                  ---------  -------     -------    ------

BALANCES AT SEPTEMBER 30, 1996                                    3,723,585  $37,236    709,870     $7,099
                                                                  =========  =======    =======     ======


                                                                  ADDITIONAL                               STOCK         TOTAL
                                                                   PAID-IN      RETAINED     TREASURY    PURCHASE    STOCKHOLDERS'
                                                                   CAPITAL      EARNINGS       STOCK    PLAN NOTES      EQUITY

BALANCES AT OCTOBER 1, 1993                                      $ 8,852,373   $1,406,241    $    -      $ (73,000)  $ 10,206,569

   Issuance of common stock:
      Initial public offering of Tufco Technologies, Inc.          7,011,742                              (240,497)     6,780,245
      Acquisition of Executive Converting Corporation              1,148,724                                            1,150,002
      Stock issued to Tufco Industries, Inc. profit sharing plan      15,380                                               15,400
      Conversion to voting common stock                                                                                      -

   Purchase of treasury stock, 2,800 shares                                                   (16,725)                   (16,725)

   Net income                                                                   1,028,276                              1,028,276
                                                                 -----------   ----------    --------    ---------   -----------

BALANCES AT SEPTEMBER 30, 1994                                    17,028,219    2,434,517     (16,725)    (313,497)   19,163,767

   Issuance of common stock - Acquisition of Hamco, Inc.           6,346,957                              (200,000)    6,159,807

   Repayment of stock purchase plan notes                                                                   15,750        15,750

   Purchase of treasury stock, 17,775 shares                                                  (95,843)                   (95,843)

   Net income                                                                   1,201,223                              1,201,223
                                                                 -----------   ----------    --------    ---------   -----------

BALANCES AT SEPTEMBER 30, 1995                                    23,375,176    3,635,740     (112,568)   (497,747)   26,444,704

   Exercise of employee stock options                                 29,421                                              29,484

   Issuance of common stock                                           86,533                               (75,000)       11,702

   Repayment of stock purchase plan notes                                                                   97,494        97,494

   Purchase of treasury stock, 23,057 shares                                                 (123,506)                 (123,506)

   Net income                                                                   2,259,517                              2,259,517
                                                                 -----------   ----------    --------    ---------   -----------

BALANCES AT SEPTEMBER 30, 1996                                   $23,491,130   $5,895,257    $(236,074)  $(475,253)  $28,719,395
                                                                 ===========   ==========    =========   =========   ===========


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                                 1996             1995            1994
OPERATING ACTIVITIES:
   Net income                                                               $  2,259,517     $ 1,201,223 $       1,028,276
   Noncash items in net income:
      Depreciation and amortization of property, plant and equipment           1,884,719       1,325,094       1,039,141
      Amortization of goodwill and other assets                                  394,517         321,846         298,293
      Deferred income taxes                                                      114,651         154,097           6,090
      Increase in allowance for doubtful accounts                                 44,476          15,000          30,000
      (Gain) loss on disposition of equipment                                     (4,671)         29,052         (10,202)
   Changes in operating working capital:
      Accounts receivable                                                        (32,322)     (1,008,306)       (126,578)
      Inventories                                                               (463,826)       (748,791)       (468,514)
      Prepaid expenses and other assets                                           71,650        (146,608)        201,164
      Accounts payable                                                           (94,916)       (548,375)        (55,271)
      Accrued and other current liabilities                                    1,323,717         624,771        (413,040)
      Income taxes payable                                                       214,364
                                                                            ------------    ------------    ------------

           Net cash from operations                                            5,711,876       1,219,003       1,529,359
                                                                            ------------    ------------    ------------

INVESTING ACTIVITIES:
   Acquisition of Hamco, Inc. - net of cash acquired                             (11,725)    (12,894,783)
   Acquisition of Executive Converting Corporation - net of cash acquired                                     (7,742,871)
   Additions to property, plant and equipment                                 (2,371,334)     (1,280,056)     (1,386,380)
   Proceeds from disposition of property, plant and equipment                    106,799          37,700          21,700
   Advances to directors and employees                                           (31,389)        (28,421)        (29,245)
   Decrease in certificates of deposit                                           843,218
   Repayment of advances to directors and employees                                                              161,909
   Withdrawal of funds out of restricted account                                                                  55,101
                                                                            ------------    ------------    ------------

           Net cash used in investing activities                              (1,464,431)    (14,165,560)     (8,919,786)
                                                                            ------------    ------------    ------------

FINANCING ACTIVITIES:
   Issuance of long-term debt                                                                 10,016,535       1,809,319
   Repayment of long-term debt                                                (5,547,386)     (1,488,123)     (1,527,241)
   Issuance of common stock                                                       41,186       6,159,807       6,795,645
   Purchase of treasury stock                                                   (123,506)        (95,843)        (16,725)
   Repayment of stock purchase plan notes                                         97,494          15,750
                                                                            ------------    ------------    ------------

           Net cash from (used in) financing activities                       (5,532,212)     14,608,126       7,060,998
                                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,284,767)      1,661,569        (329,429)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                           2,129,382         467,813         797,242
                                                                            ------------    ------------    ------------

   End of year                                                              $    844,615    $  2,129,382    $    467,813
                                                                            ============    ============    ============

SUPPLEMENTAL INFORMATION:
   Interest paid                                                            $  1,125,036    $    871,730    $    625,305
                                                                            ============    ============    ============

   Income taxes paid                                                        $  1,178,215    $    522,022    $    799,779
                                                                            ============    ============    ============

   Noncash investing and financing activities:
      Issuance of common stock for stock purchase plan notes                $     75,000    $    200,000    $    240,497
                                                                            ============    ============    ============
      Increase in goodwill for other assets and increase
         in other current liabilities                                       $    453,251    $       --      $       --
                                                                            ============    ============    ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------



1.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Tufco Technologies, Inc. (the "Company") and its wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation and Hamco Industries, Inc., acquired in 1992, January 1994 and August 1995, respectively. Significant intercompany transactions and balances are eliminated in consolidation. The Company, through its wholly owned subsidiaries, markets its own line of business imaging paper products, and performs specialty printing, custom converting and packaging. The Company also manufactures and distributes a wide variety of consumer disposables that are sold in the home improvement and paint retailing industries. Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Differences from those estimates are recorded in the period they become known.

      CASH EQUIVALENTS represent liquid investments with maturities at acquisition of three months or less.

      INVENTORIES are stated at the lower of cost or market. Cost of raw materials and finished goods inventories at Tufco Industries, Inc.'s Wisconsin division is determined by the last-in, first-out ("LIFO") method. Cost of all other inventories is determined by the first-in, first-out ("FIFO") method.

      PROPERTY, PLANT, AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:
      20 to 40 years for buildings, 3 to 20 years for machinery and equipment, and the shorter of the lease term or the asset's useful life for leasehold improvements.

      GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations, is amortized on a straight-line basis over 40 years and is stated net of accumulated amortization of $1,125,040 and $754,913 at September 30, 1996 and 1995, respectively.

      FINANCIAL INSTRUMENTS consist of cash, short-term investments, receivables, payables, debt and letters of credit, the carrying value or disclosed value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

      OTHER ASSETS include loan origination fees, which are amortized on a straight-line basis over the terms of the related long-term debt, and organization costs, which are amortized on a straight-line basis over five years.

      DEFERRED INCOME TAXES are provided under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes.

      REVENUES are recognized as sales when goods are shipped and title transfers to the customer.

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under APB Opinion No. 25. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," will be effective for the Company beginning October 1, 1996. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

      EARNINGS PER SHARE is based on the weighted average number of common voting and nonvoting shares and common equivalent shares from dilutive stock options outstanding during the year.

      RECLASSIFICATIONS of certain 1995 and 1994 amounts have been made to conform to the 1996 presentation.

2.    ACQUISITIONS

      Effective August 23, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Hamco, Inc. in Newton, North Carolina, which is engaged primarily in printing and converting fine grade paper products sold principally through distributorships. The assets were acquired by the Company's wholly owned subsidiary, Hamco Industries, Inc., using the proceeds from the sale of 1,200,000 shares of voting common stock and additional bank borrowings. The total cost of the acquisition, $14,190,591, including $11,725 paid and $453,251 accrued in 1996, exceeded the fair value of the net assets acquired by $3,439,720.

      Effective January 28, 1994, the Company completed its acquisition of substantially all of the assets of Executive Roll Manufacturing, Inc. in Dallas, Texas, which is engaged primarily in converting fine printing grade paper products. The assets were acquired by the Company's wholly owned subsidiary, Executive Converting Corporation ("ECC"), using the proceeds of an initial public offering of common stock and additional bank borrowings completed on January 28, 1994. The total cost of the acquisition, $8,667,698, consisting of $7,517,696 in cash and $1,150,002 in the Company's common stock, exceeded the fair value of the net assets acquired by $6,179,940.

      These acquisitions were accounted for under the purchase method. The results of the acquired operations are included in the consolidated financial statements from their acquisition dates. The unaudited consolidated results of operations on a pro forma basis as though Hamco and ECC were acquired and the related common shares were issued as of the beginning of the Company's fiscal years 1995 and 1994 are as follows:


                                                1995           1994
Net sales                                    $62,906,732   $55,399,404
                                             ===========   ===========

Net income                                   $ 1,896,706   $ 1,855,175
                                             ===========   ===========

Earnings per share                           $      0.43   $      0.42
                                             ===========   ===========

Weighted average common shares outstanding     4,396,107     4,411,740
                                             ===========   ===========

3.    ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMER

      Accounts receivable are stated net of allowances for doubtful accounts of $149,476 and $105,000 at September 30, 1996 and 1995, respectively. Amounts due from a significant customer represent 10% and 13% of total accounts receivable at September 30, 1996 and 1995, respectively.

4.    INVENTORIES

      Inventories at September 30 consist of the following:


                                                                        1996           1995

At the lower of FIFO cost or market:
   Raw materials                                                    $ 5,656,189    $ 5,069,067
   Finished goods                                                     3,924,834      4,537,811
                                                                    -----------    -----------

                                                                      9,581,023      9,606,878

Excess of above FIFO cost over the LIFO cost used for
   inventories of $3,492,496 and $2,908,395 at September 30, 1996
   and 1995, respectively                                               (25,000)      (514,681)
                                                                    -----------    -----------

Total inventories                                                   $ 9,556,023    $ 9,092,197
                                                                    ===========    ===========


5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30 consist of the following:


                                                      1996          1995

Land and land improvements                       $   495,656   $   497,662
Buildings                                          6,812,072     6,170,657
Leasehold improvements                               575,365       366,241
Machinery and equipment                           15,766,119    14,977,616
Furniture and fixtures                             1,165,259       941,081
Vehicles                                              76,206       118,328
                                                 -----------   -----------

                                                  24,890,677    23,071,585

Less accumulated depreciation and amortization     9,189,761     7,709,343
                                                 -----------   -----------

Net depreciated value                             15,700,916    15,362,242
Construction in progress                              45,813
                                                 -----------   -----------

Property, plant and equipment - net              $15,746,729   $15,362,242
                                                 ===========   ===========

      6.          OTHER ASSETS

      Other assets at September 30 consist of the following:


                                                           1996            1995

Loan origination and other fees                         $ 164,297    $ 138,836
Less accumulated amortization                             (19,002)      (5,189)
                                                        ---------    ---------

Subtotal                                                  145,295      133,647

Notes receivable bearing interest at 6% to 7%, due in
   variable monthly installments through 2001             108,860      127,429
Advances to certain directors and former employees        265,298      233,909
Cash value of life insurance                                8,317      174,871
Deposits                                                   61,225      118,247
                                                        ---------    ---------

Other assets - net                                      $ 588,995    $ 788,103
                                                        =========    =========




7.    LONG-TERM DEBT

      Long-term debt at September 30 consists of the following:


                                                                                        1996               1995

Note payable to bank, collateralized by substantially all assets of the Company, bearing interest at 0.25% below the bank's reference rate
(7.03% fixed through January 31, 2000, at September 30, 1996); installments are due monthly beginning at $95,833, increasing to $104,166 on August 31, 1997,
$112,439 on August 31, 1998, $91,606 on February 29, 2000, and $95,833 on
August 31, 2000, with final payment due on
July 31, 2001                                                                      $    5,933,333     $    5,875,000

Notes payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $9,750,000, reduced by outstanding letters of credit - see Note 9), collateralized by accounts receivable and certain other elements of working capital, bearing interest at 0.25% below the bank's reference rate, a combination of 150 basis points over LIBOR or 0.25% below the bank's reference rate (approximately 7.23%)
at September 30, 1996, payable monthly, due March 30, 1998                              2,916,429          5,944,921

Variable rate (4.05% and 4.45% at September 30, 1996 and 1995, respectively)
note payable underlying Industrial Development Revenue Bonds, collateralized by substantially all assets of the Company, due in annual installments of $250,000
beginning 2000 through 2006, interest payable monthly                                   1,750,000          1,750,000

                                                                                   1996               1995

Note payable to bank, collateralized by substantially all assets of the Company, due in monthly installments of $41,666 plus
interest at 7.23%, with final payment due May 30, 1999                         $   1,550,020      $ 2,091,678

Note payable to bank, collateralized by equipment, due in one installment of
$50,000 on June 1, 1997, plus interest at
6.75% payable monthly, with final payment due July 2, 1997                         1,200,000        1,200,000

Other notes payable to banks, collateralized by equipment and
real estate, interest from 6.43% to 8.65% - paid in fiscal 1996                                     2,035,569
                                                                               -------------      -----------

Total                                                                             13,349,782       18,897,168

Less current portion                                                               2,866,654        2,587,990
                                                                               --------------     -----------

Long-term debt - less current portion                                          $  10,483,128      $16,309,178
                                                                               =============      ===========


Long-term debt - less current portion matures as follows:


      1998                                                                                        $ 4,682,959
      1999                                                                                          1,899,304
      2000                                                                                          1,441,058
      2001                                                                                          1,209,807
      Thereafter                                                                                    1,250,000
                                                                                                  -----------

      Total                                                                                       $10,483,128
                                                                                                  ===========




      Loan agreements for all notes except that underlying the Industrial Development Revenue Bonds contain certain restrictive covenants, including requirements to maintain certain levels of cash flow and to restrict capital expenditures, stock purchases, mergers and payment of dividends. As of September 30, 1996, retained earnings of $225,952 are available for the payment of dividends, subject to maintaining minimum levels of cash flow. During fiscal 1996, the Company failed to achieve minimum cash flow as defined by the bank and exceeded the limitation on capital expenditures, resulting in a violation of its loan agreement, under which outstanding debt totaled $11,599,782 at September 30, 1996. The violation was waived by the bank as of September 30, 1996, and management believes the Company will meet these covenants during fiscal 1997. The loans are subject to prepayment penalty. The Company has a standby letter of credit for the outstanding balance associated with Industrial Development Revenue Bonds (see Note 9).

8.    INCOME TAXES

      The tax effects of significant items comprising the Company's net deferred tax liability as of September 30 are as follows:

                                                                   1996           1995

Current deferred tax asset:
   Valuation allowances for accounts receivable and
       inventories, not currently deductible                   $   191,542    $    57,800
   Uniform capitalization of inventory costs                        35,229         43,600
   Vacation and severance accruals, not currently deductible       260,647         72,200
   Other accruals, not currently deductible                         69,259         47,158
   Other                                                            59,821         40,000
                                                               -----------    -----------

Total                                                              616,498        260,758

Noncurrent deferred tax liability:
   Accelerated tax depreciation on property and equipment       (1,434,626)    (1,177,855)
   Accelerated tax amortization of goodwill                       (320,817)      (150,000)
   Other                                                           (42,803)
                                                               -----------    -----------

Total                                                           (1,798,246)    (1,327,855)
                                                               -----------    -----------

Net deferred tax liability                                     $(1,181,748)   $(1,067,097)
                                                               ===========    ===========





The resulting components of income tax expense are as follows:


                           1996          1995         1994
Current tax expense:
   Federal              $1,147,439   $  505,903   $  573,910
   State                   245,140      148,000      110,000
                        ----------   ----------   ----------

Total                    1,392,579      653,903      683,910

Deferred tax expense:
   Federal                  98,463      132,500        5,240
   State                    16,188       21,597          850
                        ----------   ----------   ----------

Total                      114,651      154,097        6,090
                        ----------   ----------   ----------

Income tax expense      $1,507,230   $  808,000   $  690,000
                        ==========   ==========   ==========

      Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:


                                                       1996             1995            1994

Federal income taxes computed at statutory rates   $ 1,280,694    $   683,000    $   584,000
State income taxes, net of federal tax benefit         172,476         97,000         73,000
Certain goodwill amortization and other
   nondeductibles                                       77,659         53,000         62,000
Other                                                  (23,599)       (25,000)       (29,000)
                                                   -----------    -----------    -----------

Income tax expense                                 $ 1,507,230    $   808,000    $   690,000
                                                   ===========    ===========    ===========




9.    COMMITMENTS AND CONTINGENCIES

      LEASES - Tufco Industries, Inc. leases warehouse facilities from a partnership composed of current and former stockholders. The lease expires in 2003, is classified as an operating lease and requires monthly rental payments of $9,255. The Company has the option of renewing the lease for a three-year period with rental amounts renegotiated. Rental expense for the lease totaled $105,843, $120,428 and $132,912 for fiscal 1996, 1995 and 1994, respectively.

      In June 1996, the Company entered into an agreement with a third party to construct and lease a 62,000- square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. The five-year agreement is an operating lease with rental payments of $12,659 per month. At the end of the fifth year, the Company has the option of renewing the lease for an additional five years or purchasing the building. If the lease is not renewed or the purchase option not exercised, the Company may be required to pay the lessor a residual amount of up to $1,093,587, depending upon the extent, if any, that the facility's value has diminished during the lease term.

      The Company also leases other facilities and equipment under operating leases. An office and warehouse lease expires on February 28, 2003. The equipment leases expire on varying dates over the next five years.

      Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 1996, are as follows:

       1997                                                       $  861,042
       1998                                                          902,198
       1999                                                          900,634
       2000                                                          901,402
       2001                                                          818,028
       Thereafter                                                    831,275
                                                                  ----------

       Total                                                      $5,214,579
                                                                  ==========


      Net rental expense for all operating leases totaled $692,765, $633,501 and $436,446 for fiscal 1996, 1995 and 1994, respectively. The Company charges its customers for storage, which is netted against rental expense.

      LETTERS OF CREDIT - The Company has outstanding commercial import letters of credit of $106,863 and $183,292 as of September 30, 1996 and 1995, respectively. These letters of credit collateralize the Company's obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $643,137 available at September 30, 1996.

      LITIGATION - The Company is subject to lawsuits, investigation and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

10.   PROFIT-SHARING PLANS

      Tufco Industries, Inc. and Hamco Industries, Inc. have a defined contribution profit-sharing 401(k) plan covering substantially all employees. Both companies make annual contributions at the discretion of the board of directors. In addition, the Companies match certain amounts of employees' contributions. Effective October 1, 1996, ECC also adopted this plan. Profit-sharing plan expense relating to the defined contribution profit-sharing 401(k) plan totaled $42,017, $30,462 and $30,345 for fiscal 1996, 1995 and 1994, respectively.

11.   STOCKHOLDERS' EQUITY

      Each record holder of nonvoting common stock is entitled at any time to convert any or all of such shares into the same number of shares of voting common stock.

      The Non-Qualified Stock Option Plan currently reserves 200,000 shares of common stock for grants to selected employees through April 30, 2002, and provides that the price and exercise period be determined by the board of directors. Options vest primarily over three years and expire five years from date of grant. During fiscal 1996, 1995 and 1994, options to purchase 77,635, 20,200 and 23,825 shares, respectively, of voting common stock were granted. In addition, during fiscal 1995, options to purchase 125,000 shares of voting common stock were granted to a key employee under a non-qualified stock option agreement providing for immediate exercise and expiring five years from date of grant.

      The Non-Employee Director Stock Option Plan for nonemployee members of the board of directors reserves 50,000 shares of common stock for grant and provides that the purchase price be fair market value at the date of grant. Options are exercisable immediately and for a period of ten years. The plan terminates in 1999. During fiscal 1996, 1995 and 1994, options to purchase 14,000, 12,000 and 10,000 shares, respectively, of voting common stock were granted.

      Stock option activity is as follows:

                                               SHARES
                                               UNDER      OPTION PRICE
                                               OPTION      PER SHARE
     Outstanding at October 1, 1993             7,410    $        4.86
     Granted:
        1994                                   33,825    $6.60 - $9.00
        1995                                  157,200    $4.65 - $5.00
        1996                                   91,635    $4.50 - $7.00
     Canceled:
        1995                                  (10,570)   $4.65 - $9.00
        1996                                  (17,413)   $4.50 - $9.00
     Exercised:
        1996                                   (6,285)   $4.65 - $4.86
                                             --------

     Outstanding at September 30, 1996        255,802    $4.50 - $9.00
                                             ========

     Exercisable at September 30, 1996        188,315    $4.50 - $9.00
                                             ========



      The Company sold shares to management employees under various stock purchase agreements as follows: 29,997 shares at $9.00 per share in 1994; 85,000 shares at $5.00 per share in 1995; and 16,937 shares at $4.80 to $6.75 per share in 1996. The purchases are financed by the Company through notes with the employees at 5% to 8% interest payable annually and are due as follows: $98,976 in 1997, $35,000 in 1998, $34,998 in
      1999, $241,279 in 2000, and $65,000 in 2001. The outstanding balances of $475,253 and $497,747 at September 30, 1996 and 1995, respectively, are presented as a reduction of stockholders' equity.

      The Company has 1,000,000 shares authorized and unissued $.01 par value preferred stock.

12.   RELATED-PARTY TRANSACTIONS

      The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $210,000, $100,833 and $177,083 for fiscal 1996, 1995 and 1994, respectively. Also, in 1995, $105,000 was capitalized as part of the purchase price of Hamco, Inc.

                                     ******

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
     3.1       Restated Certificate of Incorporation (1) (Exhibit 3.1)

     3.2       Bylaws (1) (Exhibit 3.2)

     10.1      Stock Purchase and Contribution Agreement, dated as of February
               25, 1992, among the Company, Tufco Industries, Inc. ("Tufco"), and the Stockholders of Tufco. (1) (Exhibit 10.1)

     10.2      Amended and Restated Consulting Agreement with Bradford
               Investment Partners, L.P. (3) (Exhibit 10)

     10.3      Loan Agreement, dated May 1, 1992, between the Village of
               Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)

     10.4      1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

     10.5 Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)

     10.6      1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
               10.19)

     10.7      Amendment to Loan Agreement dated as of March 29, 1995 between
               Bank One, Green Bay; Tufco Industries, Inc.; and Executive
               Converting Corporation.(3)

     10.8      Amendment to Loan Agreement dated as of May 18, 1995 between
               Bank One, Green Bay; Tufco Industries, Inc.; and Executive
               Converting Corporation. (4) (Exhibit 6(a))

     10.10     Loan Agreement, dated August 22, 1995, between Tufco Industries,
               Inc., Executive Converting Corporation, Hamco Industries, Inc., and Bank One, Green Bay. (5) (Exhibit 2.1)

     10.11* ** Amended Employment Agreement with Greg Wilemon, dated September
               18, 1995.

     10.13     Lease Agreement, dated as of March 1, 1995, between Bero,
               Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco.

     10.14     Stock Option Plan for Carl B. Francis dated April 21, 1995. (6)
               (Exhibit 10.14)

     10.15*    Lease Agreement dated as of April 1, 1996, between Bero,
               Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco.

     10.16*    Amendment to Loan Agreement dated August 22, 1995, between
               Tufco Industries, Inc., Executive Converting Corporation, Hamco
               Industries, Inc. and Bank One, Green Bay.

     10.17*    Separation Agreement dated October 1, 1996 between Carl B.
               Francis and Tufco Technologies, Inc.

     10.18* ** Employment Agreement with Louis LeCalsey, III dated
               September 19, 1996.

     21*       Subsidiaries of the Company.

     23* Independent Auditors' Report of Wipfli Ullrich Bertelson on the fiscal 1995 and 1994 consolidated financial statements.

     27        Financial Data Schedule

------------------

     *         Filed Herewith

     **        Management Contract or Compensatory Plan

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-55828) (the "Registration Statement") as filed with the Commission on December 16, 1992.

     (2) Incorporated by reference to Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993.

     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

     (4) As well as those factors discussed in the section entitled Business in this report, other factors.

     (5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1995.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

(b)  Form 8-K was filed by the registrant August 23, 1995.

(c) See (a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.