Form 10-Q
period 1996-12-31
TUFCO TECHNOLOGIES INC
filed 1997-02-14
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                   Form 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934


                For the quarterly period ended December 31, 1996


                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

              Delaware                                 39-1723477
              ----------                               -----------
     (State of other jurisdiction                 (IRS Employer ID No.)
   of incorporation of organization)

                   4800 Simonton Road, Dallas, Texas 75244
                  ----------------------------------------
                  (Address of principal executive offices)

                                (972)789-1079
                                -------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X       No _____

       Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                 Class                                      Outstanding at February 14, 1997
                 -----                                      --------------------------------
     Common Stock, par value $0.01 per share                            3,727,345

     Non-Voting Common Stock, par value $.01 per share                    709,870

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I:      CONDENSED FINANCIAL INFORMATION


Item 1.      Condensed Financial Statements

             Condensed Consolidated Balance Sheets as of
             December 31, 1996 (Unaudited) and September 30, 1996                           3

             Condensed Consolidated Statements of Income for the three
             months ended December 31, 1996 and 1995 (Unaudited)                            4

             Condensed Consolidated Statements of Cash Flows for the three
             months ended December 31, 1996 and 1995 (Unaudited)                            5

             Notes to Condensed Consolidated Financial Statements                           6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                            7


PART II:     OTHER INFORMATION                                                              11

SIGNATURES                                                                                  12

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        December 31,          September 30,
                                                                            1996                  1996
                                                                       ------------           ------------
                                     Assets
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . .         $   681,769           $    844,615
    Accounts receivable, net  . . . . . . . . . . . . . . . . .           7,078,075              8,360,911
    Inventories   . . . . . . . . . . . . . . . . . . . . . . .          10,350,636              9,556,023
    Prepaid expenses and other current assets   . . . . . . . .             342,346                212,072
    Deferred income taxes   . . . . . . . . . . . . . . . . . .             616,498                616,498
                                                                       ------------           ------------

        Total current assets  . . . . . . . . . . . . . . . . .          19,069,324             19,590,119

PROPERTY, PLANT AND EQUIPMENT-Net . . . . . . . . . . . . . . .          15,761,243             15,746,729
GOODWILL -Net . . . . . . . . . . . . . . . . . . . . . . . . .          14,018,020             14,112,390
OTHER ASSETS- Net . . . . . . . . . . . . . . . . . . . . . . .             563,316                588,995
                                                                       ------------           ------------

TOTAL     . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 49,411,903           $ 50,038,233
                                                                       ============           ============


                     Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
    Current portion of long-term debt   . . . . . . . . . . . .        $  2,153,620           $  2,866,654
    Accounts payable  . . . . . . . . . . . . . . . . . . . . .           3,378,157              2,356,305
    Accrued payroll, vacation and payroll taxes   . . . . . . .           1,383,894              1,729,956
    Other current liabilities   . . . . . . . . . . . . . . . .           1,272,792              1,471,875
    Income taxes payable  . . . . . . . . . . . . . . . . . . .             216,864                612,674
                                                                       ------------           ------------

        Total current liabilities   . . . . . . . . . . . . . .           8,405,327              9,037,464

LONG-TERM DEBT- Less current portion  . . . . . . . . . . . . .           9,920,341             10,483,128
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . .           1,798,246              1,798,246

STOCKHOLDERS' EQUITY
    Voting Common Stock; $.01 par value; 9,000,000 shares
    authorized; 3,727,345 and 3,723,585 shares issued,
    respectively  . . . . . . . . . . . . . . . . . . . . . . .              37,273                 37,236
    Nonvoting Common Stock; $.01 par value; 2,000,000 shares
    authorized; 709,870 shares issued and outstanding . . . . .               7,099                  7,099
    Additional paid-in capital  . . . . . . . . . . . . . . . .          23,508,836             23,491,130
    Retained earnings   . . . . . . . . . . . . . . . . . . . .           6,491,209              5,895,257
    Treasury stock at cost, 55,789 and 43,632 voting common
        shares, respectively  . . . . . . . . . . . . . . . . .            (321,173)              (236,074)
    Stock purchase plan notes   . . . . . . . . . . . . . . . .            (435,255)              (475,253)
                                                                       ------------           ------------

        Total stockholders' equity  . . . . . . . . . . . . . .          29,287,989             28,719,395

TOTAL     . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 49,411,903           $ 50,038,233
                                                                       ============           ============





           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                        ----------------------------------
                                                                           1996                   1995
                                                                        -----------            -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . .         $15,696,723            $16,367,276

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . . .          12,694,344             13,525,655

                                                                        -----------            -----------

GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . . . . . .           3,002,379              2,841,621

OPERATING EXPENSES:

Selling, general and administrative . . . . . . . . . . . . . .           1,635,603              1,668,006

Amortization and other post-
    acquisition expenses  . . . . . . . . . . . . . . . . . . .             177,898                135,846

                                                                        -----------            -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . .           1,188,878              1,037,769

OTHER INCOME (EXPENSE):

    Interest expense  . . . . . . . . . . . . . . . . . . . . .            (223,127)              (332,169)

    Interest and other income   . . . . . . . . . . . . . . . .              13,429                 43,675

                                                                        -----------            -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . .             979,180                749,275

INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . . . .             383,228                298,172

                                                                        -----------            -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .         $   595,952            $   451,103
                                                                        ===========            ===========


EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . .         $     0.134            $     0.102


WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES
    OUTSTANDING   . . . . . . . . . . . . . . . . . . . . . . .           4,442,818              4,434,873

           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                               THREE MONTHS ENDED
                                                                                   December 31,
                                                                       -----------------------------------
                                                                           1996                   1995
                                                                       ------------           ------------
OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .        $    595,952           $   451,103
  Noncash items net income:

    Depreciation and amortization   . . . . . . . . . . . . . .             560,955                538,092
    Deferred income taxes   . . . . . . . . . . . . . . . . . .                ----                  5,784
    Provision for bad debts   . . . . . . . . . . . . . . . . .               4,500                  4,500
    Gain on sale of property and equipment  . . . . . . . . . .              (4,242)               (28,870)
Changes in operating working capital:
        Accounts receivable   . . . . . . . . . . . . . . . . .           1,278,336                654,974
        Inventories   . . . . . . . . . . . . . . . . . . . . .            (794,613)              (682,903)
        Prepaid expenses and other assets   . . . . . . . . . .            (210,937)               268,843
        Accounts payable  . . . . . . . . . . . . . . . . . . .           1,021,852               (406,858)
        Accrued and other current liabilities   . . . . . . . .            (429,348)               151,343
        Income taxes payable  . . . . . . . . . . . . . . . . .            (395,810)                21,729
                                                                       ------------           ------------

    Net cash from operations  . . . . . . . . . . . . . . . . .           1,626,645                977,737

INVESTING ACTIVITIES
    Additions to property, plant and equipment  . . . . . . . .            (484,056)              (444,247)
    Proceeds from disposition of property, plant and equipment                7,200                 28,870
    Increase in advances to stockholders  . . . . . . . . . . .              (9,456)                (7,312)
                                                                       ------------           ------------

    Net cash used in investing activities   . . . . . . . . . .            (486,312)              (422,689)

FINANCING ACTIVITIES
    Principal payments on long-term debt  . . . . . . . . . . .          (1,275,821)            (3,317,578)
    Decrease in stock purchase plan notes   . . . . . . . . . .              39,998                 14,444
    Purchase of treasury stock  . . . . . . . . . . . . . . . .             (85,099)                   ---
    Net proceeds from issuance of common stock  . . . . . . . .              17,743                    ---
                                                                       ------------           ------------

    Net cash used in financing activities   . . . . . . . . . .          (1,303,179)            (3,303,134)
                                                                       ------------           ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .            (162,846)            (2,748,086)
CASH AND CASH EQUIVALENTS:
    Beginning of period   . . . . . . . . . . . . . . . . . . .             844,615              2,972,600
                                                                       ------------           ------------
        End of period   . . . . . . . . . . . . . . . . . . . .        $    681,769           $    224,514
                                                                       ============           ============

           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

1.  INTERIM FINANCIAL STATEMENTS

    The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1996 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 17, 1996. Operating results for the three month period are not necessarily indicative of results expected for the remainder of the year.

2.  INVENTORIES
    Inventories consist of the following:

                                                                        December 31,          September 30,
                                                                           1996                   1996
                                                                       ------------            -----------
        Raw materials   . . . . . . . . . . . . . . . . . . . .        $  6,316,925            $ 5,631,189
        Finished products   . . . . . . . . . . . . . . . . . .           4,033,711              3,924,834
                                                                       ------------            -----------

        Total   . . . . . . . . . . . . . . . . . . . . . . . .        $ 10,350,636            $ 9,556,023
                                                                       ============            ===========


    In the first quarter of fiscal 1997, the Company's management has elected to conform the valuation of all of the Company's inventories to the FIFO method which is used predominantly for its recently acquired subsidiaries. The FIFO method, in management's opinion, is preferable to facilitate inventory transfers and the integration of all locations, and to minimize the effects of temporary paper price fluctuations (which to date have been offsetting). This change has no material effect on the results of operations for the prior years and the current quarter and is currently not expected to have a material effect in future periods.

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

       The Company, through its wholly owned subsidiaries, manufactures and distributes business imaging paper products and Away-From-Home towels and wipes, provides diversified custom converting and specialty printing services, and distributes paint sundry products used in home improvement projects.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:
($000s)

                                     Three Months Ended                       Period-to-Period Change
                                        December 31,
                                  ------------------------
                                    1996             1995                     $                     %
                                  -------          -------                 --------              --------
Net Sales                         $15,697          $16,367                   -670                   -4

Gross Profit                        3,002            2,842                    160                    6
                                    19.1%            17.4%

Operating Expenses                  1,813            1,804                      9                    1
                                    11.6%            11.0%

Operating Income                    1,189            1,038                    151                   15
                                     7.6%             6.3%

Interest Expense                      223              332                   -109                  -33
                                     1.4%             2.0%

Net Income                           $596             $451                    145                   32
                                     3.8%             2.8%

NET SALES:

Net sales decreased 4%, or $0.7 million to $15.7 million due primarily to decreases in the price which the Company paid for paper in the last half of fiscal 1996. During the second quarter of 1996, the average price which the Company paid for fine paper grades decreased by 35%, and a portion of this reduction in cost was passed through to the Company's customers in the form of lower selling prices which resulted in a $1.3 million reduction in sales in the business imaging products sector in the first quarter of fiscal 1997 as compared to the same period of 1996. Adjusted for this fact, sales of comparably priced units increased $0.6 million or 4%. The relatively small growth in deflation adjusted sales is the result of a conscious effort on the part of management to increase gross margin through selective non- renewal of low margin sales relationships. Management anticipates that sales growth, in the near term, will trail earnings growth as Management continues to place a heavy emphasis on gross profit margin improvement with sales growth as a secondary goal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

GROSS PROFIT:

Gross profit increased $0.2 million, or 6%, to $3.0 million, and gross profit margin increased 1.7 points to 19.1% in the first quarter of 1997. As discussed previously, the cost which the Company paid for certain grades of paper decreased in January and March of 1996, and this decrease contributed to the improvement in gross margin for the first quarter. Management anticipates that paper prices will remain at current levels and that the effect of the paper cost decrease will continue to provide comparatively favorable margins through the second quarter of fiscal 1997.

OPERATING EXPENSES:

Operating expenses remained relatively unchanged at $1.8 million for the first quarter of 1997 and 1996. The executive management of the Company was restructured in September of 1996 resulting in the elimination of one vice-president position. Additionally, restructuring of the operational management at the Company's Green Bay facility has resulted in additional personnel reductions. These savings were offset by the addition of sales personnel for the Company's Business Imaging Products market sector. Management anticipates hiring additional sales personnel to lead the Away-From-Home and Paint Sundries market sectors as the year progresses.

OPERATING INCOME:

Operating income increased $0.2 million or 15%, to $1.2 million for the first quarter of 1997. Improvement in gross profit margin accounted for the increase over the prior year.

INTEREST EXPENSE:

For the first quarter of 1997, interest expense decreased by $109,000 to $223,000 from $332,000 last year. This reduction is due to a $4.1 million reduction in average outstanding debt, combined with a reduction in the average rate of interest which the Company pays for borrowings.

NET INCOME AND EARNINGS PER SHARE:

For the quarter ended December 31, 1996, net income increased $145,000 to $596,000 compared to $451,000 last year. The increase was primarily attributable to higher gross margin and lower interest expense. Earnings per share were 13.4 cents for the three month period of fiscal 1997 compared to
10.2 cents for 1996, an improvement of 31%.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $1.6 million for the three months ended December 31, 1996 compared to $1.0 million for the same period of fiscal 1996. The primary reason for the improved cash flow is the collection of accounts receivable from sales in the fourth quarter of fiscal 1996 which were at record levels. The Company's inventory levels and trade payable balance were at high levels at December 31, 1996 due to the bulk purchase of certain grades of paper at reduced prices during November and December.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

Net cash used in investing activities was $0.5 million for the three months ended December 31, 1996, compared to $0.4 million for the same period in fiscal 1996. Investment in property, plant and equipment, primarily equipment purchases at the Company's Green Bay facility, accounts for the increase.

The Company has reduced its borrowings by $1.3 million since the beginning of the year. Management projects that cash flow from operations will be sufficient to fund its capital needs for fiscal 1997 and does not anticipate any significant increase in borrowings during the year.

As of February 5, 1997, the Company had approximately $6.4 million available under its revolving credit line.

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

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 18.1 - Letter regarding change in accounting principles.

Exhibit 27   - Financial Data Schedule

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TUFCO TECHNOLOGIES, INC.


Date:  February 14, 1997                /s/ Louis LeCalsey, III
                                        --------------------------------------
                                        Louis LeCalsey, III
                                        Chief Executive Officer





Date:  February 14, 1997                /s/ Greg Wilemon
                                        --------------------------------------
                                        Greg Wilemon
                                        Chief Financial Officer/Chief Operating
                                        Officer, Secretary, Treasurer and
                                        Vice President - Finance

                               INDEX TO EXHIBITS


Exhibit 18.1    -- Letter regarding change in accounting principles.

Exhibit 27      -- Financial Data Schedules