Form 10-Q
period 1997-03-31
TUFCO TECHNOLOGIES INC
filed 1997-05-13
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                   Form 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1997


                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

           Delaware                                      39-1723477
  (State of other jurisdiction                       (IRS Employer ID No.)
of incorporation of organization)

                    4800 Simonton Road, Dallas, Texas 75244
                    (Address of principal executive offices)

                                 (972)789-1079

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X          No
             -----           -----

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at May 14, 1997
               -----                                ---------------------------

Common Stock, par value $0.01 per share                      3,727,345

Non-Voting Common Stock, par value $.01 per share              709,870

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I:      CONDENSED FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 1997 (Unaudited) and September 30, 1996              3

             Condensed Consolidated Statements of Income for the three
             months and six months ended March 31, 1997 and 1996
             (Unaudited)                                                    4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended March 31, 1997 and 1996
             (Unaudited)                                                    5

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

PART II:     OTHER INFORMATION                                             11

SIGNATURES                                                                 12

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                        March 31,    September 30,
                                                                                          1997            1996
                                                                                     ------------    -------------
                                     Assets
CURRENT ASSETS:
   Cash and cash equivalents .....................................................   $    695,283    $    844,615
   Accounts receivable, net ......................................................      6,991,566       8,360,911
   Inventories ...................................................................     10,461,484       9,556,023
   Prepaid expenses and other current assets .....................................        465,593         212,072
   Deferred income taxes .........................................................        616,498         616,498
   Income tax receivable .........................................................         14,011
                                                                                     ------------    ------------

         Total current assets ....................................................     19,244,435      19,590,119


PROPERTY, PLANT AND EQUIPMENT-Net ................................................     15,434,418      15,746,729
GOODWILL -Net ....................................................................     13,922,704      14,112,390
OTHER ASSETS- Net ................................................................        586,417         588,995
                                                                                     ------------    ------------

TOTAL ............................................................................   $ 49,187,974    $ 50,038,233
                                                                                     ============    ============



                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt .............................................   $  2,172,820    $  2,866,654
   Accounts payable ..............................................................      2,986,564       2,356,305
   Accrued payroll, vacation and payroll taxes ...................................        889,653       1,729,956
   Other current liabilities .....................................................      1,289,764       1,471,875
   Income taxes payable ..........................................................                        612,674
                                                                                     ------------    ------------
         Total current liabilities ...............................................      7,338,801       9,037,464

LONG-TERM DEBT- Less current portion .............................................     10,315,905      10,483,128
DEFERRED INCOME TAXES ............................................................      1,798,246       1,798,246


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,727,345 and 3,723,585 shares issued, respectively .......................         37,273          37,236
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding .....................................          7,099           7,099
   Additional paid-in capital ....................................................     23,508,836      23,491,130
   Retained earnings .............................................................      6,938,242       5,895,257
   Treasury stock at cost, 55,789 and 43,632 voting common shares, respectively ..       (321,173)       (236,074)
   Stock purchase plan notes .....................................................       (435,255)       (475,253)
                                                                                     ------------    ------------

        Total stockholders' equity ...............................................     29,735,022      28,719,395
                                                                                     ------------    ------------
   TOTAL .........................................................................   $ 49,187,974    $ 50,038,233
                                                                                     ============    ============


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  March 31,                       March 31,
                                         ----------------------------    ----------------------------
                                             1997            1996            1997            1996
                                         ------------    ------------    ------------    ------------
NET SALES ............................   $ 15,031,841      16,391,705    $ 30,728,564      32,758,981

COST OF SALES ........................     12,239,813      14,169,044      24,934,158      27,694,699

                                         ------------    ------------    ------------    ------------

GROSS PROFIT .........................      2,792,028       2,222,661       5,794,406       5,064,282

OPERATING EXPENSES:

Selling, general and
   administrative ....................      1,694,242       1,307,247       3,329,845       2,975,253

Amortization and other post-
   acquisition expenses ..............        213,816         178,525         391,714         314,371

                                         ------------    ------------    ------------    ------------

OPERATING INCOME .....................        883,970         736,889       2,072,847       1,774,658

OTHER INCOME (EXPENSE):

   Interest expense ..................       (213,040)       (279,083)       (436,167)       (611,252)

   Interest and other income .........         81,525          18,226          94,954          61,901

                                         ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ...........        752,455         476,032       1,731,634       1,225,307

INCOME TAX EXPENSE ...................        305,421         180,961         688,649         479,133

                                         ------------    ------------    ------------    ------------

NET INCOME ...........................   $    447,034    $    295,071    $  1,042,985    $    746,174
                                         ============    ============    ============    ============

EARNINGS PER SHARE ...................   $       0.10    $       0.07    $       0.23    $       0.17

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING .......................      4,434,815       4,420,977       4,438,817       4,427,925



           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                               March 31,
                                                                      --------------------------
                                                                          1997           1996
                                                                      -----------    -----------
OPERATING ACTIVITIES
Net Income ........................................................   $ 1,042,985    $   746,174
   Noncash items net income:

      Depreciation and amortization ...............................     1,139,535      1,115,500
      Deferred income taxes .......................................          --            2,817
      Increase (decrease)in allowance for doubtful accounts .......        20,640        (23,712)
      Gain on disposition of property and equipment ...............      (100,567)       (11,850)
   Changes in operating working capital:
        Accounts receivable .......................................     1,348,705        155,251
        Inventories ...............................................      (905,461)       578,297
        Prepaid expenses and other assets .........................      (234,133)      (377,481)
        Accounts payable ..........................................       630,259       (205,259)
        Accrued and other current liabilities .....................    (1,022,414)      (358,878)
        Income taxes payable ......................................      (626,685)      (261,400)

                                                                      -----------    -----------

   Net cash from operations .......................................     1,292,864      1,359,459

INVESTING ACTIVITIES
   Additions to property, plant and equipment .....................      (665,770)    (1,280,976)
   Proceeds from disposition of property, plant and equipment .....       128,800         65,850
   Increase in other assets .......................................       (16,811)        (3,662)

                                                                      -----------    -----------

   Net cash used in investing activities ..........................      (553,781)    (1,218,788)

FINANCING ACTIVITIES
   Repayment of long-term debt ....................................      (861,057)    (2,560,039)
   Issuance of common stock .......................................        17,743         17,743
   Purchase of treasury stock .....................................       (85,099)       (79,592)
   Repayment of stock purchase plan notes .........................        39,998         46,961

                                                                      -----------    -----------

   Net cash used in financing activities ..........................      (888,415)    (2,574,927)
                                                                      -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................      (149,332)    (2,434,256)
CASH AND CASH EQUIVALENTS:
 Beginning of period ..............................................       844,615      2,972,600
                                                                      -----------    -----------
 End of period ....................................................   $   695,283    $   538,344
                                                                      ===========    ===========


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

 1.      INTERIM FINANCIAL STATEMENTS

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10- 01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1996 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 17, 1996. Operating results for the three month period are not necessarily indicative of results expected for the remainder of the year.

2.       INVENTORIES
         Inventories consist of the following:


                          March 31,   September 30,
                            1997          1996
                        -----------   -------------
Raw materials .......   $ 5,855,906   $ 5,631,189
Finished products ...     4,605,578     3,924,834
                        -----------   -----------

Total ...............   $10,461,484   $ 9,556,023
                        ===========   ===========


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

         The Company normally operates at lower operating levels during the first and second quarters of its fiscal year which ends September 30. This occurs because of the seasonal demand for certain printed products displaying a holiday theme as well as products which are used by customers in conjunction with end-of-year activities. These products are normally shipped during the Company's third and fourth fiscal quarters. Demand for its paint sundry products is generally lower during the first and second fiscal quarters as cold weather restricts the amount of new construction and remodeling projects that require the Company's products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:
($000s)


                        Three Months Ended    Period-to-Period        Six Months Ended       Period-to-Period
                             March 31,             Change                    March 31,            Change
                        ------------------                            -----------------
                         1997        1996       $            %          1997      1996        $          %
                         ----        ----       -           --          ----      ----        -         --
Net Sales               $15,032    $16,392    -1360         -8        $30,729   $32,759     -2030        -6

Gross Profit              2,792      2,223      569         26          5,794     5,064       730        14
                           18.6%      13.6%                              18.9%     15.5%

Operating Expenses        1,908      1,486      422         28          3,722     3,290       432        13
                           12.7%       9.1%                              12.1%     10.0%

Operating Income            884        737      147         20          2,073     1,775       298        17
                            5.9%       4.5%                               6.7%      5.4%

Interest Expense            213        279      -66        -24            436       611      -175       -29
                            1.4%       1.7%                               1.4%      1.9%

Net Income              $   447    $   295      152         52          1,043       746       297        40
                            3.0%       1.8%                               3.4%      2.3%


ANALYSIS OF NET SALES, PERCENTAGES OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:
($000s)


                        Three Months Ended    Period-to-Period        Six Months Ended       Period-to-Period
                             March 31,             Change                    March 31,            Change
                        ------------------                            -----------------
                         1997        1996       $            %          1997      1996        $          %
                         ----        ----       -           --          ----      ----        -         --
Business Imaging
Products                $ 8,056    $ 8,780     -724         -8         16,159    17,608     -1449        -8
                             54%        54%                                53%       54%

Custom Converting
& Specialty
Printing                $ 4,065      5,120    -1055        -21          9,123    10,434     -1311       -13
                             27%        31%                                30%       32%

Paint Sundry
Products                $ 2,359      2,143      216         10          4,250     3,980       270         7
                             16%        13%                                14%       12%

Away-From-Home
Products                $   552        349      203         58          1,197       737       460        62
                              4%         2%                                 4%        2%

Total Net Sales         $15,032    $16,392    -1360         -8         30,729    32,759     -2030        -6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales for the three and six month periods decreased 8% and 6%, or $1.4 million and $2.0 million respectively compared to fiscal 1996. The most significant decrease occurred in the Business Imaging Products sector where net sales decreased $0.7 million for the quarter and $1.4 million for the six month period. During the second quarter of fiscal year 1996, the average price which the Company paid for fine paper grades decreased 35%, and a portion of this reduction in cost was passed through to the Company's customers in the form of lower selling prices. Adjusted for this fact, sales of comparably priced units in the Business Imaging Products sector increased $0.5 million (6%) and $1.1 million (6%) for the three and six month periods respectively. Sales in the Company's Custom Converting market sector decreased $1.1 million (21%) and $1.3 million (13%) for the respective three and six month periods. This market sector has historically produced the lowest profit margins for the Company, and management has established minimum margin thresholds which are now applied as contract renewals are negotiated. As a result of this policy several large revenue accounts have elected not to renew their converting arrangements with the Company. Management intends to shift production capacity for these accounts to the Away-From-Home market sector (tissues, towels and wipes used in the workplace or in hotels, motels and restaurants)where margins are historically higher. The net sales in the Away-From-Home sector grew $0.2 million (58%) and $0.5 million (62%) for the three month and six month periods respectively, reflecting management's intentions to emphasize growth in the sector. However, the replacement of the reduced sales in the Custom Converting sector will not be immediate, and as a result, management anticipates that sales growth, in the near term, will trail earnings growth.

GROSS PROFIT:

Gross profit for the quarter increased $0.6 million (26%) to $2.8 million, in spite of the reduction in net sales, with the gross profit margin improving by
5.0 points to 18.6%. For the six month period, gross profit increased $0.7 million (14%) to $5.8 million on gross profit margin of 18.9%, 3.4 points better than the same period of fiscal 1996. The primary reason for the margin improvement is the reduction in the cost which the Company paid for certain grades of paper in January and March of 1996. Management anticipates that paper costs will remain at or near current levels for the remainder of fiscal 1997.

OPERATING EXPENSES:

Operating expenses increased $0.4 million (28%) for the second quarter and $0.4 million (13%) for the six month period compared to the same periods of fiscal 1996. Three factors accounted for the increase, the most significant of which is the hiring of personnel for positions in division management and sales which were not staffed for comparable periods in fiscal 1996. Additionally, incentive compensation for senior management, which is tied to Company profits, has increased. Finally, management elected to upgrade the quality of the Company's annual report to its shareholders and incurred higher printing costs and professional fees as a result.

OPERATING INCOME:

Operating income increased $0.1 million (20%) and $0.3 million (17%) over fiscal 1996 levels for the three and six month intervals. Improvement in gross margin, offset by additional operating costs, accounted for the increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

INTEREST EXPENSE:

Interest expense decreased by $66,000 (24%) and $175,000 (29%) for the respective three and six month periods. The improvement is the result of a decrease of $3.2 million and $3.7 million for the three and six month periods respectively in average outstanding debt, in addition to a reduction in the average rate of interest which the Company pays for borrowings.

NET INCOME AND EARNINGS PER SHARE:

For the three and six month periods, net income increased $152,000 (52%) to $447,000 and $297,000 (40%) to $1.0 million respectively. The increase is primarily the result of higher gross margin and reduced interest expense. Earnings per share were 10 cents for the quarter, up 3 cents (43%) from fiscal 1996, and 23 cents for the six months, an increase of 6 cents (35%) from the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $1.3 million through six months of fiscal 1997 compared to $1.4 million for the same period of fiscal 1996. The slight reduction in cash flow from operations was the result of higher inventory levels at the Company's Green Bay facility where the Company purchased large quantities of raw materials used to manufacture the products for the Away-From-Home (AFH) market sector. Management anticipates that inventory will return to historical levels by the end of the fiscal year as the initial stocking levels for the AFH sector are depleted.

Net cash used in investing activities was $0.5 million for the six months period compared to $1.2 million for the same period of last year. The expenditures in fiscal 1997 were primarily for equipment used in the Company's Green Bay facility whereas the 1996 expenditures were primarily associated with the renovation of the Green Bay plant and office space.

The Company has reduced its borrowings by $0.9 million since the beginning of the year. Management projects that cash flow from operations will be sufficient to fund its capital needs for fiscal 1997 and does not anticipate any significant increase in borrowings during the year.

In January, 1997, the Company requested and received a reduction in funds committed for its revolving credit line, thereby reducing the minimum commitment fees paid to the Company's principal lender on the unused portion of the line. Funds available as of May 7, 1997 under the revised agreement were $3.8 million, with a maximum commitment of $6,750,000.

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



                                        TUFCO TECHNOLOGIES, INC.




Date:    May 12, 1997                   /s/ Louis LeCalsey, III
                                        ------------------------------
                                        Louis LeCalsey, III
                                        Chief Executive Officer





Date:    May 12, 1997                   /s/ Greg Wilemon
                                        ------------------------------
                                        Greg Wilemon
                                        Chief Financial Officer/Chief
                                        Operating Officer, Secretary,
                                        Treasurer and Vice President - Finance

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

  27               Financial Data Schedule