Form 10-Q
period 1997-06-30
TUFCO TECHNOLOGIES INC
filed 1997-08-13
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                   Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1997
                                                 -------------


                         Commission file number 0-21018
                                                -------


                            TUFCO TECHNOLOGIES, INC.

            Delaware                                    39-1723477
---------------------------------                  ---------------------
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
     Yes    X    No
          -----     -----

     Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
               Class                                     August 11,1997
               -----                                     --------------

     Common Stock, par value $0.01 per share                3,728,580

     Non-Voting Common Stock, par value $.01 per share       709,870


                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I:  CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30,1997 (Unaudited) and September 30, 1996                    3

         Condensed Consolidated Statements of Income for the three
         months ended June 30, 1997 and 1996 (Unaudited) and
         for the nine months ended June 30, 1997 and 1996 (Unaudited)       4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1997 and 1996 (Unaudited)               5

         Notes to Condensed Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


PART II: OTHER INFORMATION                                                 12

SIGNATURES                                                                 13


                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                      June 30,      September 30,
                                                                                        1997            1996
                                                                                     -----------     -----------

                                     Assets

CURRENT ASSETS:
   Cash and cash equivalents ...................................................     $    843,229      $    844,615
   Accounts receivable, net ....................................................        7,890,154         8,360,911
   Inventories .................................................................        9,839,193         9,556,023
   Prepaid expenses and other current assets ...................................          587,092           212,072
   Deferred income taxes .......................................................          616,498           616,498

                                                                                     ------------      ------------

         Total current assets ..................................................       19,776,166        19,590,119


PROPERTY, PLANT AND EQUIPMENT-Net ..............................................       15,765,552        15,746,729
GOODWILL -Net ..................................................................       13,827,389        14,112,390
OTHER ASSETS- Net ..............................................................          610,178           588,995

                                                                                     ------------      ------------

TOTAL ..........................................................................     $ 49,979,285      $ 50,038,233
                                                                                     ============      ============


                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ...........................................     $  1,741,659      $  2,866,654
   Accounts payable ............................................................        2,790,651         2,356,305
   Accrued payroll, vacation and payroll taxes .................................        1,065,218         1,729,956
   Other current liabilities ...................................................        1,251,953         1,471,875
   Income taxes payable ........................................................          291,080           612,674
                                                                                     ------------      ------------

         Total current liabilities .............................................        7,140,561         9,037,464

LONG-TERM DEBT- Less current portion ...........................................       10,379,771        10,483,128
DEFERRED INCOME TAXES ..........................................................        1,798,246         1,798,246


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,728,580 and 3,723,585 shares issued, respectively .....................           37,286            37,236
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding ...................................            7,099             7,099
   Additional paid-in capital ..................................................       23,514,812        23,491,130
   Retained earnings ...........................................................        7,846,907         5,895,257
   Treasury stock at cost, 55,789 and 43,632 voting common
       shares, respectively ....................................................         (325,140)         (236,074)
   Stock purchase plan notes ...................................................         (420,257)         (475,253)
                                                                                     ------------      ------------

        Total stockholders' equity .............................................       30,660,707        28,719,395
                                                                                     ------------      ------------
   TOTAL .......................................................................     $ 49,979,285      $ 50,038,233
                                                                                     ============      ============


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         1997          1996          1997         1996
                                         ----          ----          ----         ----


NET SALES..........................   $17,233,621   16,999,882    $47,962,185   49,758,863

COST OF SALES.......................   13,864,882   13,674,836     38,799,040   41,369,535
                                      -----------   ----------    -----------   ----------

GROSS PROFIT........................    3,368,739    3,325,046      9,163,145    8,389,328

OPERATING EXPENSES:

Selling, general and administrative
 ....................................   1,743,749    1,837,461      5,073,594    4,812,713

Amortization and other post-
   acquisition expenses..............     162,066      232,909        553,780      547,280
                                      -----------   ----------    -----------   ----------

OPERATING INCOME.....................   1,462,924    1,254,676      3,535,771    3,029,335

OTHER INCOME (EXPENSE):

   Interest expense..................    (245,359)   (333,076)       (681,526)    (944,328)

   Interest and other income.........     238,799      46,981         333,753      108,882
                                      -----------   ----------    -----------   ----------

INCOME BEFORE INCOME TAXES...........   1,456,364      968,581      3,187,998    2,193,889

INCOME TAX EXPENSE...................     547,699      374,940      1,236,348      855,072
                                      -----------   ----------    -----------   ----------

NET INCOME .......................... $   908,665   $  593,641    $ 1,951,650   $1,338,817
                                      ===========   ==========    ===========   ==========

EARNINGS PER SHARE................... $      0.20   $     0.13    $      0.44   $     0.30

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING......................    4,437,489    4,446,068      4,438,374    4,437,061



           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                   NINE  MONTHS   ENDED
                                                                                          June 30,
                                                                                ---------------------------
                                                                                   1997             1996
                                                                                   ----             ----

OPERATING ACTIVITIES
Net Income ................................................................     $ 1,951,650      $ 1,338,816
   Noncash items net income:

      Depreciation and amortization .......................................       1,723,041        1,646,867
      Deferred income taxes ...............................................              --           (7,537)
      Increase (decrease)in allowance for doubtful accounts ...............          29,640          (34,607)
      Gain on disposition of property and equipment .......................        (101,167)         (21,895)
   Changes in operating working capital:
        Accounts receivable ...............................................         441,117         (211,054)
        Inventories .......................................................        (283,170)      (1,113,497)
        Prepaid expenses and other assets .................................        (381,638)         (17,806)
        Accounts payable ..................................................         434,346          725,526
        Accrued and other current liabilities .............................        (884,661)         285,330
        Income taxes payable ..............................................        (321,594)        (133,328)
                                                                                 ----------       ----------

   Net cash from operations ...............................................       2,607,564        2,456,815

INVESTING ACTIVITIES
   Additions to property, plant and equipment .............................      (1,484,494)      (1,792,121)
   Proceeds from disposition of property, plant and equipment .............         128,800           59,395
   Increase in other assets ...............................................         (14,566)         (21,934)
                                                                                 ----------       ----------

   Net cash used in investing activities ..................................      (1,370,260)      (1,754,660)

FINANCING ACTIVITIES
   Repayment of long-term debt ............................................      (1,228,352)      (3,087,761)
                                                                                 ----------       ----------
   Issuance of common stock ...............................................          23,732          116,187
   Purchase of treasury stock .............................................         (89,066)        (108,381)
   Repayment of stock purchase plan notes .................................          54,996            7,494
                                                                                 ----------       ----------

   Net cash used in financing activities ..................................      (1,238,690)      (3,072,461)
                                                                                 ----------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................          (1,386)      (2,370,306)
CASH AND CASH EQUIVALENTS:
 Beginning of period ......................................................         844,615        2,972,600
                                                                                 ----------       ----------
 End of period ............................................................      $  843,229       $  602,344
                                                                                 ==========       ==========


           See notes to condensed consolidated financial statements.

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

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

2.       INVENTORIES

         Inventories consist of the following:

                                                    June 30,       September 30,
                                                      1997             1996
                                                  ------------     -------------

     Raw materials ..........................     $  5,471,338     $  5,631,189
     Finished products ......................        4,367,855        3,924,834
                                                  ------------     ------------

     Total ..................................     $  9,839,193     $  9,556,023
                                                  ============     ============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:
($000s)

                             Three Months Ended       Period-to-Period      Nine Months Ended     Period-to-Period
                                  June 30,                 Change               June 30,               Change
                            --------------------                           -------------------
                             1997          1996          $        %         1997        1996         $        %
                             ----          ----          -        -         ----        ----         -        -

     Net Sales              $17,234      $17,000        234        1       $47,962     $49,759     -1797     -4

     Gross Profit             3,369        3,325         44        1       $ 9,163       8,389       774      9
                               19.5%        19.6%                             19.1%       16.9%

     Operating Expenses       1,906        2,070       -164       -8         5,627       5,360       267      5
                               11.1%        12.2%                             11.7%       10.8%

     Operating Income         1,463        1,255        208       17         3,536       3,029       506     17
                                8.5%         7.4%                              7.4%        6.1%

     Interest Expense           245          333        -88      -26           682         944      -263    -28
                                1.4%         2.0%                              1.4%        1.9%

     Net Income             $   909      $   594        315       53         1,952       1,339       613     46
                                5.3%         3.5%                              4.1%        2.7%


ANALYSIS OF NET SALES, PERCENTAGES OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:
($000s)

                             Three Months Ended       Period-to-Period      Nine Months Ended     Period-to-Period
                                  June 30,                 Change               June 30,               Change
                            --------------------                           -------------------
                             1997          1996          $        %         1997         1996        $        %
                             ----          ----          -        -         ----         ----        -        -


Business Imaging
Products                    $ 8,655      $ 8,780        -125      -1       24,815      26,388        -1573     -6
                                 50%          52%                              52%         53%

Custom Converting
& Specialty
Printing                    $ 4,899        4,485         414       9       14,020      14,919        -899      -6
                                 28%          26%                              29%         30%

Paint Sundry
Products                    $ 2,563        3,025        -462     -15        6,813       7,005        -192      -3
                                 15%          18%                              14%         14%
Away-From-Home
Products                    $ 1,117          710         407      57        2,314       1,447         867      60
                                  7%           4%                               5%          3%

Total Net Sales             $17,234      $17,000         234       1       47,962      49,759       -1797      -4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales for the three month period increased 1% or $0.2 million, while sales for the nine month period decreased 4% or $1.8 million.

Business Imaging Products: During the second quarter of fiscal year 1996, the average price which the Company paid for paper grades converted and sold in its Business Imaging Products sector decreased 27%, and a portion of this reduction in cost was passed through to the Company's customers in the form of lower selling prices. These products account for just over 50% of the Company's revenue, and lower selling prices in the sector resulted in a $1.6 million decrease in revenue for the nine months compared to 1996. Adjusted for the impact of lower paper costs and the resulting lower selling prices, sales of comparably priced units in the Business Imaging Products sector increased $0.3 million (2%) and $1.4 million (5%) for the three and nine month periods respectively.

Custom Converting: Sales in the Company's Custom Converting market sector increased $0.4 million (9%) for the quarter due to new contracts for custom printing of seasonal products. Additionally, production for a large seasonal contract began one month earlier in 1997 than it had in 1996. For the nine month period, revenue in the Custom Converting sector is down $0.9 million (6%). As discussed in earlier quarters, this market sector has historically produced the lowest profit margins for the Company, and management has established minimum margin thresholds which are now applied as contract renewals are negotiated. As a result of this policy several large revenue accounts had elected not to renew their converting arrangements with the Company. Management has shifted its marketing efforts in this sector toward specialty printing and other value-added services, and away from price sensitive non-technical contract converting.

Away-From-Home Products: Much of the production capacity formerly devoted to contract custom converting is now dedicated to the Away-From-Home market sector (tissues, towels and wipes used in the workplace or in hotels, motels and restaurants) where margins are historically higher. The net sales in the Away-From-Home sector grew $0.4 million (57%) and $0.9 million (60%) for the three month and nine month periods respectively, reflecting management's intentions to emphasize growth in the sector.

Paint Sundries: Sales of Paint Sundry products decreased $0.5 million (15%) and $0.2 million (3%) for the three and nine month periods respectively. This market sector is largely driven by the timing of promotional trade shows, and the 1997 spring show was three weeks later than in 1996, resulting in less third quarter revenue in 1997 than in 1996. Management expects this timing difference to reverse in the fourth quarter.

GROSS PROFIT:

Gross profit for the quarter increased $44,000 (1%) to $3.4 million, corresponding to the increase in net sales, with the gross profit margin relatively unchanged at 19.5%. For the nine month period, gross profit increased $0.8 million (9%) to $9.2 million on gross profit margin of 19.1%,
2.2 points better than the same period of fiscal 1996. The primary reason for the margin improvement is the sustained reduction in the cost which the Company paid for certain grades of paper since January and March of 1996. Management anticipates that paper costs will remain at or near current levels for the remainder of fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

OPERATING EXPENSES:

Operating expenses decreased $0.2 million (8%) for the three month period due primarily to reduced incentive compensation paid to sales and management personnel as well as a reduction in recruiting and relocation fees paid in the quarter. For the nine month period, expenses have increased $0.3 million (5%) due to the hiring of personnel for positions which were vacant during the first six months of 1996. Additionally, the Company incurred higher printing costs and professional fees in 1997 in conjunction with the preparation of its 1996 annual report.

OPERATING INCOME:

Operating income increased $0.2 million (17%) and $0.5 million (17%) for the three and nine month intervals. For the quarter, higher revenue along with reduced operating expenses accounted for the increase. For the nine month period, improved gross margin in the first six months of 1997 offset by the higher operating expenses accounted for the improved operating income.

OTHER INCOME AND EXPENSE:

Interest expense decreased by $88,000 (26%) and $263,000 (28%) for the respective three and nine month periods. The improvement is the result of a decrease of $3.7 million for the three and nine month periods respectively in average outstanding debt, in addition to a reduction in the average rate of interest which the Company pays for borrowings. Additionally, during the quarter the Company recognized a $200,000 benefit from an arbitration settlement which eliminated a liability established from a prior acquisition.

NET INCOME AND EARNINGS PER SHARE:

For the three and nine month periods, net income increased $0.3 million (53%) to $0.9 million and $0.6 million (46%) to $2.0 million respectively. The three month increase is attributable to decreased operating costs in addition to an increase in non-operating income due to a favorable ruling in an arbitration hearing. The nine month increase is primarily the result of higher gross margin and reduced interest expense. Earnings per share were 20 cents for the quarter, up 7 cents (53%) from fiscal 1996, and 44 cents for the nine months, an increase of 14 cents (46%) from the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $2.6 million through nine months of fiscal 1997 compared to $2.5 million for the same period of fiscal 1996. The increase was the result of higher net income offset by higher inventory levels at the Company's Green Bay facility where the Company purchased large quantities of raw materials used to manufacture the products for the Away-From-Home (AFH) market sector. Management anticipates that inventory will return to historical levels by the end of the fiscal year as the initial stocking levels for the AFH sector are depleted.

Net cash used in investing activities was $1.4 million for the nine month period compared to $1.8 million for the same period of last year. The capital expenditures for fiscal 1996 were primarily associated with the renovation of the Green Bay manufacturing plant and administrative offices. The 1997 expenditures were primarily for equipment at the Green Bay facility. Additionally, the Company has begun a project to develop a consolidated information system for centralized resource planning and management. The total capital cost of the project will be $1.5 million over a three year period, of which $0.3 million is included in the nine month capital expenditures at June 30, 1997 and the purchase and development of a new consolidated information system for the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company has reduced its borrowings by $1.2 million since the beginning of the year. Management projects that cash flow from operations will be sufficient to fund its capital needs for fiscal 1997 and does not anticipate any significant increase in borrowings during the year.

In January, 1997, the Company requested and received a reduction in funds committed for its revolving credit line, thereby reducing the minimum commitment fees paid to the Company's principal lender on the unused portion of the line. Funds available as of August 1, 1997 under the revised agreement were $4.3 million, with a maximum commitment of $6,750,000.

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



                            TUFCO TECHNOLOGIES, INC.





Date:       August 11, 1997                 /s/ Louis LeCalsey, III
                                           ----------------------------------
                                           Louis LeCalsey, III
                                           President, Chief Executive Officer




Date:        August 11, 1997                /s/ Greg Wilemon
                                           -----------------------------------
                                           Greg Wilemon
                                           Chief Financial Officer/Chief
                                              Operating Officer,
                                           Secretary, Treasurer and Vice
                                              President - Finance

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------

  27                    Financial Data Schedule
