Form 10-K405
period 1997-09-30
TUFCO TECHNOLOGIES INC
filed 1997-12-29
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended September 30, 1997.
                       Commission file number 0-21018.

                            TUFCO TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          39-1723477
---------------------------------                       -----------------------
  (State of other jurisdiction                           (IRS Employer ID No.)
of incorporation or organization)

                     4800 Simonton Road, Dallas, Texas 75244
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (972) 789-1079
                                ----------------
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X        No
                                    ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of December 22, 1997, was approximately $14,244,560. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 22, 1997. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant's Common Stock outstanding as of December 22, 1997 was 3,709,495. The number of shares of the registrant's Non-Voting Common Stock outstanding at December 22, 1997 was 709,870.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1 - BUSINESS

GENERAL

     Tufco Technologies, Inc. ("Tufco" or the "Company") manufactures and distributes business imaging paper products and tissues, towels and wipes for public use facilities, provides diversified custom converting and specialty printing services, and distributes paint sundry products used in home improvement projects. Since 1992 and until its restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation ("ECC") and Hamco Industries, Inc. On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $.01 per share ("Common Stock"), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company's public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco Industries, Inc., substantially all of the assets of Hamco, Inc. for approximately $12.9 million in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., Executive Converting Corporation and Hamco Industries, Inc. were transferred to Tufco, L.P., a Nevada limited partnership, in which Tufco Tech, Inc., wholly owned by the Company, is the sole managing general partner.

     Tufco manufactures a wide range of printed and unprinted business imaging paper products for a variety of business needs and offers a wide array of custom converting services for industrial uses including thermal laminating, precision slitting and rewinding, folding, precision sheeting and packaging for delivery to the end user. Its specialty printing services provide wide web, multi-color flexographic and letterpress printing and adhesive laminations to industrial users and resale distributors. Tufco also manufactures a complete line of tissues, towels and wipes which are sold through its Away-From-Home sector, and the Company's Paint Sundries sector manufactures and distributes products used by professional painters and do-it-yourself home owners.

     The Company was incorporated in the state of Delaware in 1992 to acquire Tufco Industries, Inc. Although the Company was organized in 1992, the business conducted by Tufco Industries, Inc. has been in continuous operation since 1974. The Company has become a leading manufacturer of value-added custom paper products and specialty printing services, and it has the most complete line of paint sundry products in the industry. The Company's principal executive offices are located at 4800 Simonton Road, Dallas, Texas 75244, and its telephone number is (972) 789-1079.

     Subsequent to the Company's fiscal year end, Tufco purchased all of the outstanding stock of Foremost Manufacturing, Inc., a St. Louis based manufacturer and distributor of paint sundries. The acquisition was completed on November 13, and the specifics of the transaction were detailed in the Company's 8K filed on November 26, 1997.

PRODUCTS AND SERVICES

     The Company markets its products and services through four market sectors:
Business Imaging paper products, Custom Converting services, Away-From-Home products, and Paint Sundry products. Tufco conducts operations from five manufacturing and distribution locations in Green Bay, Wisconsin; Manning, South Carolina; Dallas, Texas; Newton, North Carolina and St. Louis, Missouri.

   Business Imaging Market Sector

     The Company produces and distributes a wide variety of printed and unprinted paper products used in business imaging equipment in market sectors including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company's products include roll products ranging in length from 150 feet to 3500 feet and in widths from 1 inch to 54 inches. Additionally, the Company produces precision-sheeted products ranging in size from 11 by 17 inches to 65 by 65 inches. The Company's products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films and multi-part forms.

   Custom Converting Market Sector

     Tufco Technologies has custom converting capability at three locations:
Green Bay, Wisconsin; Dallas, Texas; and Newton, North Carolina.

     The Company's converting capabilities at its Green Bay facilities include thermal and adhesive laminating, slitting, rewinding, cutting, and folding. These facilities custom convert a wide array of materials, including polyethylene films, non-woven materials, paper, and tissue and toweling for the industrial converting market. Products include operating room towels, reinforced towels (towels with a polyethylene or polypropylene mesh to provide strength and durability), industrial wipes, medical drapes, feminine hygiene components, specialty roll and large roll tissue and toweling products, polyethylene and paper dropcloths, car wash and golf towels, and window insulation products. The Company's winders can convert rolls of material up to 132 inches wide and slit widths as narrow as 3 inches. The Company has also invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as multi-ply dropcloths, reinforced material and breathable moisture barrier wraps. Machinery and equipment at the Green Bay facility have the capability, developed by the Company's in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

     The Company's Green Bay facility offers value-added specialty printing and related graphic arts services, including pre-press work, sheeting, calendering, printing, finishing, and thermal and adhesive laminating. The Company provides multi-color printing that uses computerized control to maintain a high level of print quality. The Company focuses on specialty printing projects such as paper tablecovers, food and gift-wraps, feminine hygiene components, printed release liners, and novelty and holiday bathroom tissue.

     Green Bay's pre-press staff prepares projects for printing to customer specifications. The Company uses the customer's preliminary artwork and arranges or performs all preparatory processes for camera ready art, plate making, layout, plate mounting, and other related services.

     The Green Bay presses use flexographic and letterpress processes and can print on a wide range of media from lightweight tissue or non-wovens to heavyweight paperboard. The Company utilizes five wide-web presses of various sizes, three of which are capable of six-color printing. The Company uses water-based and oil-based inks. The presses can accommodate widths up to 82 inches for one-sided printing and are capable of simultaneous two-sided printing for widths up to 51 inches. The Company also uses a web press system that includes in-line operations to produce thermal and adhesive composite lamination or to apply specialty coatings. The presses have a variety of print cylinders that provide the Company with the flexibility to meet customer needs, utilizing lower cost rubber printing plates that allow the Company to maintain quality and achieve a competitive pricing advantage for low volume jobs relative to printers using engraved printing cylinders.

     The Company's Dallas facility has converting capabilities that include precision slitting, rewinding, sheeting, specialty packaging, folding, perforating, and trimming. These capabilities are directed toward converting fine paper materials including specialty and fine printing papers and paperboards, thermal papers, polyester films, and coated products.

     The Dallas facility's custom converting services include final packaging of products, including items on which the Company has performed other converting or specialty printing services. Packaging capabilities include high quality bulk skid wrapping, vacuum-sealed carton packed sheets, poly-paper and poly-film wrapping, and shrink-film packaging. The flexibility of the equipment at the Dallas facility and the packaging alternatives that the Company can provide its customers produce finished products that meet and exceed a varied range of customer specifications and requirements. The Company's Dallas custom converting services have grown due to the addition of a state-of-the-art Jagenberg sheeter with specialty paper and paperboard sheeting capabilities and the investment in a custom designed rewinder for thermal papers and films.

     The Company's Newton facility has converting capabilities which include precision slitting and rewinding of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multi-ply, and occasionally color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features.

     The Company's Newton facility also produces a full range of papers for use in bank proof or teller machines, including fan-fold forms, cards and printed rolls of various sizes and types. Additionally, the Company produces an extensive selection of standard and customized guest checks for use in the restaurant industry, and the Company's Newton facility owns equipment which enables the Company to produce a wide variety of multi-part business forms.

   Away-From-Home Market Sector

     The Company's Away-From-Home market sector manufactures and distributes a complete line of tissues, towels and wipes used in washrooms and workstations in public facilities such as hotels, offices, restaurants, stadiums, manufacturing plants and home improvement centers. The Company does not intend to compete against the large national integrated paper companies. Instead, Tufco's strategy is to provide regional distributors with a high quality, reasonably priced line of products which can be sold to small local or regional customers who are currently serviced by regional converters. Because of its investment in winding and folding assets, the Company believes it is the only converter which can offer a complete array of away-from-home products to these customers, and by taking advantage of its greater national distribution capabilities, Tufco can offer improved levels of service and responsiveness.

    Paint Sundry Market Sector

     The Company's Manning and St. Louis facilities manufacture and distribute home improvement products that are sold to paint and hardware distributors, home centers, and retail paint stores. To provide its customers with the industry's most complete line of paint sundry products, the Company supplements the products it manufactures by distributing products manufactured for the Company by others. Consumer disposable products include polyethylene, paper and canvas dropcloths, latex and vinyl gloves, paint strainers, and other allied items. These products are often used by homeowners performing do-it-yourself home improvement projects, contractors and painting professionals. The Company also sells a line of masking paper products for the automotive aftermarket. The Company has increased sales of consumer disposables by continually broadening and improving its product line, thereby allowing customers to consolidate their orders with a single vendor. In addition, the Company has attracted large buying groups through various volume incentives. To further increase sales, the Company developed a proprietary point of sale display, the "TUFPRO Paint Management System" that places in one location all of the necessary supplies (other than paint and brushes) for a typical home painting project.

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

     The Company's growth has been supported by its substantial capital investment in new facilities and machinery and equipment. During the past four years, the Company spent over $8 million on capital expenditures at its four locations and approximately $21 million to acquire the assets of ECC and Hamco. The Company has added two Perini winders, a Jagenberg sheeter, an Elsner folder, an Elsner rewinder and various printing equipment. Included in this total, the Company has spent over $2 million to enhance the capabilities of its state of the art thermal laminator. Through the Company's expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. The Company believes it has sufficient capacity to meet its growth expectations.

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

SALES AND MARKETING

     Tufco Technologies markets its products and services nationally through its 31 full-time sales and service employees and 114 manufacturer's representatives and distributors. The Company's sales and service personnel are compensated on a base salary plus incentive bonus. The Company generally utilizes referrals and its industry reputation and presence to attract customers, and advertises on a limited basis in industry periodicals and shelter media and through cooperative advertising arrangements with its consumer disposables and fine paper converting services and products suppliers and customers.

     Customers generally purchase the Company's goods and services under project-specific purchase orders rather than long-term contracts; however, long term contracts are customary when the Company is required to purchase special machinery or materials to complete an order. The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco's sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters.

     The customer base consists of approximately 1,000 companies, including large integrated paper companies, dealers and distributors of business imaging papers and away-from-home tissues and towels, and resellers of paint sundry products. There were no customers accounting for more than 10% of consolidated sales in fiscal 1997. Sales are generally made on a credit basis within limits set by the Company's executive management. The Company generally requires payment to be made within 30 days following shipment of goods.

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

     Competitors for the Company's products and services vary based upon the products and services offered. In Business Imaging Products, Tufco competes with small regional suppliers and a few large national firms. Based on management's assessment of the market, no single firm offers the breadth of products offered by Tufco on a national basis. In the Company's industrial custom converting services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company's specialty printing services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company's capabilities in custom converting and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the custom converting and specialty printing lines. There is strong domestic competition and a modest amount of foreign competition in the manufacturing of Away-From-Home and paint sundry products.

     Although the Company does not engage in a significant amount of direct competition with large integrated paper companies that are its customers, management believes that there are inherent business risks in the expansion of sales to these customers, given their significant in-house production capabilities. The Company typically serves as a product development accelerator to these customers because as sales of specific converting services to these customers have grown, the customer may discontinue purchases from the Company and move production in-house due to the economies of scale having been attained. The Company believes that it is able to evaluate and anticipate adequately the timing of such changes. Moreover, the Company's strategy has been to emphasize the development of its product market sectors (Business Imaging, Away-From-Home and Paint Sundry) and to establish longer term contractual relationships in its Custom Converting sector in order to reduce the future exposure to sudden revenue loss due to the development of customers' in-house production capacity.

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

     The Company maintains a quality control laboratory that constantly monitors its production using statistical process controls (SPC) to observe and measure quality effectiveness of its production processes, such as temperature, speed, tension, and pressure. The Company's rigid standards and use of SPC have allowed it to qualify for the GMP (Good Manufacturing Practices) designation from several customers, a quality control standard that these companies require before they will use a company for outsourcing. In addition, several of the Company's customers perform periodic audits at the Company's Green Bay facility to ensure that adequate quality control practices are in place at all times. The Company's Dallas quality control laboratory is part of a collaborative of 33 laboratories sponsored by a large original equipment manufacturer that utilizes the Dallas facility for its production. The collaborative is utilized by that company to help set quality standards and ensure that its suppliers, like the Dallas facility, have in places the process reviews and controls necessary to ensure that quality products are being manufactured consistently.

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

EMPLOYEES

     At September 30, 1997, the Company had approximately 413 employees, of whom 150 were employed at its Green Bay facility, 85 at its Manning facility, 78 at its Dallas facility, and 100 at its Newton facility. The Company has a non-union workforce and believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

     The Company's main production and distribution facilities for industrial converting, specialty printing, and away-from-home products manufacturing are located in Green Bay, Wisconsin. The 188,000 square foot facility (of which approximately 10,000 square feet are used for offices) was built in stages from 1980 to 1996 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.

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

     The Company's corporate headquarters are located in facilities which it leases in Dallas, Texas, in the same building in which the Company produces and distributes business imaging products and provides custom converting of various fine paper and board grade papers. The lease for the 173,000 square foot facility expires in February, 2003.

     The Company owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of business imaging products and in the printing of custom forms.

     In June 1996, the Company leased for five years and in October of 1996 occupied a new 62,000 square foot facility in Clarendon County, South Carolina, which was designed and constructed to house the production and distribution operations for the Company's paint sundry business. The Company has guaranteed to the lessor that, if the lease is not renewed, the residual market value of the building which was constructed at a cost of $1.5 million, will be at least $0.9 million. Management expects the building value will be at least $0.9 million; however, the Company cannot provide assurances as to the impact of future economic factors influencing the future value of the building. The Company also owns a 42,000 square foot facility in Manning, South Carolina that it is using for storage of bulk raw materials as well as the manufacturing of some away-from-home products.

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

     None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since the Company's initial public offering on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol "TFCO." The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

                                                          High       Low      Close
                                                          ----       ---      -----
Fiscal 1994:
                  Quarter ended March 31, 1994         $    9.56  $   7.50  $    7.50

                  Quarter ended June 30, 1994          $    8.25  $   6.50  $    7.00

                  Quarter ended September 30, 1994     $    7.25  $   3.00  $    6.00
Fiscal 1995:
                  Quarter ended December 31, 1994      $    7.25  $   5.00  $    6.50

                  Quarter ended March 31, 1995         $    6.50  $   4.25  $    4.75

                  Quarter ended June 30, 1995          $    5.50  $   4.00  $    5.50

                  Quarter ended September 30, 1995     $    5.50  $   4.13  $    4.75
Fiscal 1996:
                  Quarter ended December 31, 1995      $    8.25  $   4.50  $    7.00

                  Quarter ended March 31, 1996         $    8.00  $   6.25  $    7.25

                  Quarter ended June 30, 1996          $    7.25  $   5.25  $    6.75

                  Quarter ended September 30, 1996     $    7.25  $   6.00  $    6.25
Fiscal 1997:
                  Quarter ended December 31, 1996      $    8.25  $   6.25  $    7.25

                  Quarter ended March 31, 1997         $    7.63  $   6.00  $    6.88

                  Quarter ended June 30, 1997          $    7.50  $   5.75  $    6.38

                  Quarter ended September 30, 1997     $   10.75  $   6.00  $   10.38



     As of December 22, 1997, there were approximately 164 holders of record of the Common Stock. On December 22, 1997, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $11.00 per share.

     The Company has never paid dividends on its Common Stock. All notes except the Industrial Development Revenue Bonds are supported by loan agreements which contain certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Years Ended September 30,
                                                  ----------------------------------------------------------------
                                                    1997          1996         1995(1)       1994(2)        1993
                                                  --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
  Net sales .................................     $ 65,750      $ 68,374      $ 47,987      $ 36,204      $ 24,878
  Cost of sales .............................       53,835        56,042        39,796        29,724        20,439
                                                  --------      --------      --------      --------      --------

  Gross profit ..............................       11,915        12,332         8,191         6,480         4,439
  Selling, general, and
   administrative expenses ..................        6,396         6,753         4,906         3,797         2,332
  Amortization and other post-
   acquisition expenses .....................          706           724           437           454           301
                                                  --------      --------      --------      --------      --------

  Operating income ..........................        4,813         4,855         2,848         2,229         1,806
  Interest expense, net .....................         (849)       (1,093)         (885)         (575)         (392)
  Miscellaneous income ......................          327             5            46            64            57
                                                  --------      --------      --------      --------      --------

  Income before income taxes ................        4,291         3,767         2,009         1,718         1,471
  Income tax expense ........................        1,638         1,507           808           690           695
                                                  --------      --------      --------      --------      --------

  Net income ................................     $  2,653      $  2,260      $  1,201      $  1,028      $    776
                                                  ========      ========      ========      ========      ========

  Earnings per share ........................     $    .60      $    .51      $    .37      $    .37      $    .37

  Weighted average common and
  common  equivalent  shares
  outstanding ...............................        4,448         4,438         3,248         2,790         2,103

OTHER DATA:
  Depreciation and
   amortization (3) .........................     $  2,363      $  2,279      $  1,647      $  1,337      $  1,033

  Capital expenditures ......................        3,234         2,371         1,280         1,386           863



BALANCE SHEET DATA: (AT SEPTEMBER 30)
  Working capital ...........................     $ 10,225      $ 10,553      $ 13,914      $  6,577      $  3,711
  Total assets ..............................       49,045        50,038        51,060        34,004        20,976
  Long-term debt ............................       10,498        13,350        18,897        10,369         6,922
  Stockholders' equity ......................       31,368        28,719        26,445        19,164        10,207


---------

                                    FOOTNOTES


     (1) The results of operations of Hamco, Inc. are included since acquisition in August 1995.

     (2) The results of operations of ECC are included since acquisition in January 1994.

     (3) Depreciation and amortization include amortization of goodwill and organizational expenses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Management's discussion of the Company's 1997 year in comparison to 1996, contains forward-looking statements regarding current expectations, risks and uncertainties for 1998 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled Business in this report, other factors that could cause or contribute to such differences include, among other items, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

GENERAL

     Tufco manufactures and distributes business imaging paper products, tissues, towels wipes and paint sundry products, and performs custom converting and specialty printing services. The Company's strategy is to manufacture and distribute products in niche markets relying on close customer contact and high levels of quality and service. The Company works closely with its custom converting clients to develop products or perform services which meet or exceed the customers' quality standards, and to then use the Company's operating efficiencies and technical expertise to supplement or replace its customers' own production and distribution functions.

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

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 1997 (current year or fiscal 1997), in comparison to the fiscal year ended September 30, 1996 (prior year or fiscal
1996), as well as the fiscal year ended September 30, 1995 (fiscal 1995).

         The following table sets forth, for the years ended September 30 (i) the percentage relationship of certain items from the Company's statements of income to net sales and (ii) the year-to-year changes in these items:

                                                          PERCENTAGE OF NET SALES        YEAR-TO-YEAR CHANGE
                                                         ---------------------------     -------------------
                                                                                          1996 TO   1995 TO
                                                         1997       1996       1995       1997      1996
                                                         -----      -----      -----      ----      ----
Net sales ........................................       100.0%     100.0%     100.0%      -4%       42%

Cost of sales ....................................        81.9       82.0       82.9       -4        41
                                                         -----      -----      -----
  Gross margin ...................................        18.1       18.0       17.1       -3        51

Selling and administrative expenses ..............         9.7        9.9       10.2       -5        38
Amortization and postacquisition expenses ........         1.1        1.1        0.9       -2        66
                                                         -----      -----      -----
  Operating income ...............................         7.3        7.1        5.9       -1        70

Interest expense, net ............................        -1.3       -1.6       -1.8      -23        23
Miscellaneous income .............................         0.5        0.0        0.1       --       -89
                                                         -----      -----      -----
  Income before income taxes .....................         6.5        5.5        4.2       14        88

Income tax expense ...............................         2.5        2.2        1.7        9        87
                                                         -----      -----      -----
  Net income .....................................         4.0%       3.3%       2.5%      17%       88%
                                                         -----      -----      -----
                                                         -----      -----      -----

     The components of net sales are summarized in the table below:

                                                 1997                1996                1995
                                             --------------     --------------      -------------
                                                      % of               % of               % of
                                             Amount   Total     Amount   Total      Amount  Total
                                             ------   -----     ------   -----      ------  -----
                                                            (Dollars in millions)
Business imaging paper products              $  33.4    51%     $  34.9    51%     $  18.1    38%
Custom converting and specialty printing        20.2    30         22.4    33         20.6    43
Away-from-home products                          3.2     5          1.9     3
Paint sundry products                            9.0    14          9.2    13          9.3    19
                                             -------   ---      -------   ---      -------   ---

Net sales                                    $  65.8   100%     $  68.4   100%     $  48.0   100%
                                             =======   ===      =======   ===      =======   ===


FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

     NET SALES for fiscal 1997 decreased $2.6 million, or 4%, primarily due to lower custom converting revenue from the manufacturing of tissue and towel products for large integrated paper companies. Historically, sales of the Company's tissue and towel converting services have produced a large part of the custom converting sector revenue, but in fiscal 1997, mergers involving four of the Company's largest customers created excess internal production capacity and reduced the need for those companies to out-source. As a result, sales of custom converting services declined $2.2 million in fiscal 1997. In addition to reduced custom converting revenue, reductions in the cost which the Company pays for certain grades of paper used in its business imaging sector were passed through to Tufco's customers in the form of lower selling prices. The lower selling prices had the effect of reducing revenue in that sector by 8% in fiscal 1997; however, unit sales volume of business imaging products increased 4% resulting in a net revenue reduction of 4% from prior year. Finally, sales in the Company's Away-From-Home sector (tissues, towels and wipes sold for use in facilities outside of the home) increased in the current year by $1.3 million (68%) over the prior year. Company management believes that growth in the Away-From-Home product sector represents an opportunity for the Company to replace the sales lost in the custom converting of tissue and towel products.

     GROSS MARGIN increased to 18.1% in fiscal 1997 from 18.0% in fiscal 1996. The reduction in sales of custom converting services had the effect of reducing the fiscal 1997 gross margin at the Company's Green Bay operating facility by $0.5 million from prior year. Additionally, the Company established a $0.3 million inventory reserve for excess stock, which reduced gross margin by 0.4 points, in fiscal 1997 primarily associated with certain products in the paint sundries sector. These two factors were offset by additional margin due to the portion of the lower paper cost retained by the Company in the Business Imaging sector, and due to increased margin from the Away-From-Home sector. Finally, during fiscal year 1996, approximately 36% of the Company's inventory was valued using the last in first out (LIFO) method, and sharp reductions in paper prices resulted in a reduction in the LIFO reserve and a corresponding increase in gross profit of $0.5 million (0.7 points of margin) for that year. The Company has planned for a nominal increase in paper prices in 1998, but management does not anticipate any significant increase in this chief raw material.

     In the first quarter of fiscal 1997, the Company's management elected to conform the valuation of all of the Company's inventories to the first in first out (FIFO) method which is used predominantly for its recently acquired subsidiaries. The FIFO method, in management's opinion, is preferable to facilitate inventory transfers and the integration of all locations, and to minimize the effects of temporary paper price integration of all locations, and to minimize the effects of temporary paper price fluctuations (which to date have been offsetting). This change has no material effect on the results of operations for fiscal 1997.

     SELLING AND ADMINISTRATIVE EXPENSES as a percentage of net sales, decreased to 9.7% in fiscal 1997 from 9.9% in fiscal 1996. Selling and administrative expenses decreased $0.4 million in fiscal 1997. In 1996, the Company accrued approximately $0.6 million in post employment costs associated with the resignation of its Chief Executive Officer and other management. After adjustment for this factor, selling and administrative costs increased $0.2 million (3%) from comparable operations for the prior fiscal year. The increase was the result of additional sales personnel in the Away-From-Home sector.

     GOODWILL AMORTIZATION AND POST-ACQUISITION EXPENSES did not change materially from the prior year.

     NET INTEREST EXPENSE decreased by $0.3 million to $0.8 million in fiscal 1997 from $1.1 million in fiscal 1996. The Company worked with its primary lender to revise its outstanding debt and its cash management in the second quarter of fiscal 1996. The debt revisions resulted in reducing the weighted average interest rate which the Company pays on its debt, the benefit of which was realized for the full year of fiscal 1997. The fiscal 1996 restructuring of cash management along with improved cash flow from operations in fiscal 1997 allowed the Company to lower its total borrowings under its working capital line of credit during the current year.

     MISCELLANEOUS INCOME increased by $0.3 million in fiscal 1997 due to a gain on the sale of converting assets ($0.1 million) and to a favorable settlement of litigation ($0.2 million).

     INCOME TAXES were 38% of pretax earnings for fiscal 1997 compared to 40% for the prior year. In the second quarter of fiscal 1997, the Company reorganized its corporate structure to better serve its business needs. As a result of this reorganization, the Company's effective tax rate for the current year was reduced to 38% due to reductions in income based state tax expense. While current state tax laws support this form of corporate structure, Company management cannot be assured that these laws will not change in the future.

     EARNINGS PER SHARE were 60 cents in fiscal 1997 compared to 51 cents for fiscal 1996. The establishment of the reserve for inventory overstock had the effect of reducing earnings per share by 4 cents in the current year.

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

     NET INTEREST EXPENSE increased by $0.2 million to $1.1 million in fiscal 1996 from $0.9 million in fiscal 1995. The increase was due to the fact that interest costs were incurred as a result of the Hamco acquisition. The acquisition of Hamco resulted in a net increase in total debt of $5 million at fiscal year end 1995. However, the Company worked with its primary lender to revise all of its outstanding debt and its cash management in the second quarter of fiscal 1996. The effect of the revision was a reduction of one (1) full point in the weighted average interest rate which the Company pays on its debt. Additionally, the restructuring of cash management along with strong cash flow from operations allowed the Company to lower its total borrowings under its working capital line of credit. The combination of these factors allowed the Company to significantly mitigate the impact of the additional long-term debt incurred as a result of the Hamco acquisition and resulted in an increase in interest expense of only 24%in fiscal 1996 versus fiscal 1995.

     INCOME TAXES were 40% of pretax earnings for fiscal 1996 and for the prior year.

     EARNINGS PER SHARE were 51 cents in fiscal 1996 compared to 37 cents for fiscal 1995 and 43 cents for the pro forma fiscal 1995 results (see Note 2 in Notes to Consolidated Financial Statements).

SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth selected quarterly financial information. This information is derived from unaudited consolidated financial statements of the Company and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

FISCAL 1997 (Dollars in thousands, except per share amounts)

                                                                        First       Second      Third       Fourth
                                                                        Quarter     Quarter     Quarter     Quarter
                                                                        -------     -------     -------     -------
Net sales..........................................................     $15,697     $15,032     $17,233     $17,788
Gross profit ......................................................       3,002       2,792       3,369       2,752
Operating expenses ................................................       1,813       1,908       1,906       1,475
Operating income ..................................................       1,189         884       1,463       1,277
Income before income taxes ........................................         979         752       1,456       1,104
Income tax expense ................................................         383         305         548         402
Net income ........................................................         596         447         908         702
Earnings per share ................................................         .13         .10         .21         .16


FISCAL 1996 (Dollars in thousands, except per share amounts)

                                                                        First       Second      Third       Fourth
                                                                        Quarter     Quarter     Quarter     Quarter
                                                                        -------     -------     -------     -------
Net sales..........................................................     $16,367     $16,392     $17,000     $18,615
Gross profit ......................................................       2,842       2,223       3,325       3,942
Operating expenses ................................................       1,804       1,486       2,070       2,116
Operating income ..................................................       1,038         737       1,255       1,826
Income before income taxes ........................................         749         476         969       1,573
Income tax expense ................................................         298         199         358         652
Net income ........................................................         451         277         611         921
Earnings per share ................................................         .10         .06         .14         .21


     The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, the Company's sales volume and operating income are at their lowest levels in the first and second fiscal quarters. Sales and operating income are generally at higher levels in the third and especially the fourth fiscal quarters. During the fourth quarter of fiscal 1996, the Company performed custom printing services for customers which market printed paper products with holiday or seasonal themes. The technical aspects of the printing and the time sensitive nature of the services enabled the Company to generate higher gross margins than at other times during the year. The surge of printing sales occurred in 1997 as well, but the decline in custom converting of tissue and towel products, which was traditionally at its highest level in the fourth quarter, served to offset the positive impact of seasonal printing sales.

     During the fourth quarter of fiscal 1997, sales in the Company's custom converting sector declined $1.3 million (17%) from the same period of fiscal 1996, as a result of the loss of outsourced tissue winding service revenue from large integrated paper companies, historically a major source of fourth quarter sales for the Company. This sharp decline resulted in reduced gross profit (down $0.5 million) and operating income (down $0.2 million) in the Company's Green Bay operating facility due to that division's dependence on custom converting sales. Additionally, the Company established a $0.3 million reserve for inventory overstock in its paint sundries product sector which had the effect of reducing net income by $0.2 million ($0.04 per share). These two factors were offset by lower selling and administrative costs which declined $0.6 million from the fourth quarter of 1996. As a result, earnings per share declined to $.16 for the quarter compared to $.21 for the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations increased $0.1 million to $5.8 million in fiscal 1997. Cash generated from net income plus non-cash expenses was $4.9 million in the current year compared to $4.7 million in the prior year. Additionally, the Company generated $2.5 million in cash flow during fiscal 1997 through effective management of inventory, accounts receivable, and accounts payable, compared to the prior year in which these working capital accounts accounted for a reduction in cash flow of $0.6 million. Offsetting these improvements in cash flow, the timing of year-end payroll accruals and the payment of $0.5 million in separation costs for the former CEO and other employees which had been accrued at the end of fiscal 1996 resulted in $1.4 million in cash used in fiscal 1997 compared to fiscal 1996 in which these items accounted for a $1.3 million cash flow benefit.

     Cash used in investing activities totaled $2.6 million in fiscal 1997 and resulted from capital additions, including approximately $1.3 million for hardware, software and related outside consulting services for the tailoring and implementation of a new centralized manufacturing and distribution Enterprise Resource Planning system which the Company is installing. The majority of the remaining capital costs were for converting assets to support the away-from-home sector and for printing assets. Cash used in financing activities totaled $3.3 million in fiscal 1997 due to the repayment of long term debt.

     The Company's primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. The Company requested and received a reduction in its available borrowings under its revolving credit agreement with its principle lender, Bank One, Wisconsin. The maximum available borrowings and the term under the restructured revolving credit agreement are now $6.8 million through March 31, 1999. At December 17, 1997, the Company had approximately $14.4 million in total borrowings outstanding, including $5.25 million borrowed to finance the acquisition of Foremost Manufacturing, Inc., with $3.2 million available under the revolving credit agreement. Management believes that the Company's operating cash flow is adequate to service its long-term obligations as of September 30, 1997, and any budgeted capital expenditures.

     The Company's credit facilities are with one bank with the exception of $1.8 million and are secured by substantially all of the Company's assets. The credit facilities with Bank One contain certain restrictive covenants, including minimum required cash flow, limits on capital additions and debt service coverage ratios. During fiscal 1997, the Company failed to achieve minimum cash flow as defined by the bank, resulting in a violation of its loan agreement, under which outstanding debt totaled $8,324,277 at September 30, 1997. The violation was waived by the bank as of September 30, 1997, and management believes the Company will meet these covenants during fiscal 1998.

     On November 13, 1997, the Company purchased all of the outstanding stock of Foremost Manufacturing, Inc. ("Foremost"), a St. Louis-based manufacturer and distributor of paint sundry products, for $5.25 million in cash and 25,907 shares of the Company's common stock valued at $0.25 million. The total cash purchase price of $5.25 million is subject to specified reductions to be finalized by January 1999, and to additional consideration of up to $900,000 based on specified net sales levels through October 1998. The cash portion of the purchase price was financed through a $5.25 million bank credit facility maturing on March 31, 1998. The Company has a commitment from its primary lender to refinance the acquisition debt on a long-term basis, and is currently reviewing the long term alternatives.

     Sharp increases in the costs of paper and polyethylene impacted the Company's inventory values and net income during fiscal 1995. In 1996 and 1997, the prices of these commodities dropped which again impacted inventories and net income. The Company is generally successful in passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company's products. Prior to these periods, the impact of inflation has been minimal on the Company's inventory and net income.

     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

     The Company's allowance for uncollectible accounts receivable was $150,000 at December 17, 1997. Management believes that this allowance is adequate to provide for losses inherent in its accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share" will be effective for the Company's year ending September 30, 1998, and all prior-period EPS data will be restated to conform with this Statement. Management estimates that the impact of SFAS 128 will not be material.

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" will be effective for the Company's year ending September 30, 1999. This Statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's reportable operating segments. The Company has not yet completed its analysis of which operating segments that it will report on.

YEAR 2000 SYSTEMS ISSUES

     Many existing computer programs use only two digits to identify a year in the date field, and if not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Left uncorrected, year 2000 systems issues could have a material negative impact on the Company's operations and its profitability.

     In response to ongoing business needs, Tufco has begun implementing a new Enterprise Resource Planning system, and the year 2000 issue was one of the design pre-requisites for this new system. As of September 30, 1997, the Company has spent $1.2 million for hardware, software and consulting services related to the project, and management estimates it will spend an additional $0.4 million for the actual conversion to the new system which is scheduled to begin in fiscal 1998 and to be completed in fiscal 1999. While the Company has taken every precaution to ensure that the new information system will operate properly in the year 2000, management has relied on assurances and warranties by its hardware and software vendors. As such, the Company cannot rule out the possibility of year 2000 issues. The Company will continue to test its new systems for year 2000 compliance throughout the implementation process.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are attached as Appendix to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS - ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------


                                                                                                                      PAGE
INDEPENDENT AUDITORS' REPORT..........................................................................................F-2

FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of September 30, 1997 and 1996......................................................F-3

   Consolidated Statements of Income
      for the Years Ended September 30, 1997, 1996 and 1995...........................................................F-4

   Consolidated Statements of Stockholders' Equity
      for the Years Ended September 30, 1997, 1996 and 1995...........................................................F-5

   Consolidated Statements of Cash Flows
      for the Years Ended September 30, 1997, 1996 and 1995...........................................................F-6

   Notes to Consolidated Financial Statements.........................................................................F-7


INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
   Tufco Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Tufco Technologies, Inc. and subsidiaries for the year ended September 30, 1995, were audited by other auditors whose report, dated November 9, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
December 23, 1997

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------



ASSETS                                                                                 1997                 1996
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    747,404      $    844,615
   Restricted cash (Note 9)                                                               60,128
   Accounts receivable - net (Notes 3 and 7)                                           7,637,121         8,360,911
   Inventories (Notes 4 and 7)                                                         8,550,888         9,556,023
   Prepaid expenses and other current assets                                             320,109           212,072
   Deferred income taxes (Note 8)                                                        419,000           616,498
                                                                                    ------------      ------------

           Total current assets                                                       17,734,650        19,590,119

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 5 and 7)                                   16,990,227        15,746,729

GOODWILL - Net (Note 1)                                                               13,732,074        14,112,390

OTHER ASSETS - Net (Note 6)                                                              588,414           588,995
                                                                                    ------------      ------------

TOTAL                                                                               $ 49,045,365      $ 50,038,233
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 7)                                       $  1,910,357      $  2,866,654
   Accounts payable                                                                    3,137,177         2,356,305
   Accrued payroll, vacation and payroll taxes                                           824,995         1,729,956
   Other current liabilities                                                             987,290         1,471,875
   Income taxes payable (Note 8)                                                         649,570           612,674
                                                                                    ------------      ------------

           Total current liabilities                                                   7,509,389         9,037,464

LONG-TERM DEBT - Less current portion (Note 7)                                         8,587,999        10,483,128

DEFERRED INCOME TAXES (Note 8)                                                         1,580,000         1,798,246

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 11):
   Voting common stock, $.01 par value; 9,000,000 shares authorized;
      3,733,830 and 3,723,585 shares issued, respectively                                 37,338            37,236
   Nonvoting common stock, $.01 par value;  2,000,000 shares authorized;
      709,870 shares issued and outstanding                                                7,099             7,099
   Additional paid-in capital                                                         23,539,420        23,491,130
   Retained earnings (Note 7)                                                          8,548,543         5,895,257
   Treasury stock at cost, 59,804 and 43,632 voting common shares, respectively         (349,371)         (236,074)
   Stock purchase plan notes                                                            (415,052)         (475,253)
                                                                                    ------------      ------------

             Total stockholders' equity                                               31,367,977        28,719,395
                                                                                    ------------      ------------

TOTAL                                                                               $ 49,045,365      $ 50,038,233
                                                                                    ============      ============



See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                           1997              1996              1995
NET SALES                                              $ 65,750,571      $ 68,373,654      $ 47,986,550

COST OF SALES                                            53,835,318        56,042,088        39,795,291
                                                       ------------      ------------      ------------

GROSS PROFIT                                             11,915,253        12,331,566         8,191,259

OPERATING EXPENSES:
   Selling, general and administrative                    6,395,727         6,752,663         4,906,687
   Amortization and other postacquisition expenses          706,180           723,966           436,575
                                                       ------------      ------------      ------------

           Total                                          7,101,907         7,476,629         5,343,262
                                                       ------------      ------------      ------------

OPERATING INCOME                                          4,813,346         4,854,937         2,847,997

OTHER INCOME (EXPENSE):
   Interest expense                                        (888,566)       (1,134,489)         (910,894)
   Interest income                                           38,928            41,628            26,275
   Miscellaneous                                            327,181             4,671            45,845
                                                       ------------      ------------      ------------

           Total                                           (522,457)       (1,088,190)         (838,774)
                                                       ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                4,290,889         3,766,747         2,009,223

INCOME TAX EXPENSE (Note 8)                               1,637,603         1,507,230           808,000
                                                       ------------      ------------      ------------

NET INCOME                                             $  2,653,286      $  2,259,517      $  1,201,223
                                                       ============      ============      ============

EARNINGS PER SHARE                                     $        .60      $        .51      $        .37
                                                       ============      ============      ============

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                            4,447,727         4,437,702         3,248,408
                                                       ============      ============      ============



See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                      COMMON STOCK
                                                             -----------------------------------------------------------
                                                                      VOTING                            NONVOTING
                                                             --------------------------          -----------------------
                                                               SHARES          AMOUNT             SHARES        AMOUNT
BALANCES AT OCTOBER 1, 1994                                  2,415,363      $    24,154          709,870     $     7,099

 Issuance of common stock - acquisition of Hamco, Inc.       1,285,000           12,850


 Repayment of stock purchase plan notes

 Purchase of treasury stock, 17,775 shares

 Net income
                                                             ---------      -----------          -------     -----------

BALANCES AT SEPTEMBER 30, 1995                               3,700,363           37,004          709,870           7,099

 Exercise of employee stock options                              6,285               63

 Issuance of common stock                                       16,937              169

 Repayment of stock purchase plan notes

 Purchase of treasury stock, 23,057 shares

 Net income
                                                             ---------      -----------          -------     -----------

BALANCES AT SEPTEMBER 30, 1996                               3,723,585           37,236          709,870           7,099

 Exercise of employee stock options                             10,245              102

 Repayment of stock purchase plan notes

 Purchase of treasury stock, 16,172 shares

 Net income
                                                             ---------      -----------          -------     -----------

BALANCES AT SEPTEMBER 30, 1997                               3,733,830      $    37,338          709,870     $     7,099
                                                             =========      ===========          =======     ===========





                                                         ADDITIONAL                                     STOCK            TOTAL
                                                          PAID-IN        RETAINED      TREASURY        PURCHASE      STOCKHOLDERS'
                                                          CAPITAL        EARNINGS       STOCK         PLAN NOTES         EQUITY
BALANCES AT OCTOBER 1, 1994                              $17,028,219   $ 2,434,517   $   (16,725)    $  (313,497)     $19,163,767

 Issuance of common stock - acquisition of Hamco, Inc.     6,346,957                                    (200,000)       6,159,807


 Repayment of stock purchase plan notes                                                                   15,750           15,750

 Purchase of treasury stock, 17,775 shares                                               (95,843)                         (95,843)

 Net income                                                              1,201,223                                      1,201,223
                                                         -----------   -----------   -----------     -----------      -----------

BALANCES AT SEPTEMBER 30, 1995                            23,375,176     3,635,740      (112,568)       (497,747)      26,444,704

 Exercise of employee stock options                           29,421                                                       29,484

 Issuance of common stock                                     86,533                                     (75,000)          11,702

 Repayment of stock purchase plan notes                                                                   97,494           97,494

 Purchase of treasury stock, 23,057 shares                                              (123,506)                        (123,506)

 Net income                                                              2,259,517                                      2,259,517
                                                         -----------   -----------   -----------     -----------      -----------

BALANCES AT SEPTEMBER 30, 1996                            23,491,130     5,895,257      (236,074)       (475,253)      28,719,395

 Exercise of employee stock options                           48,290                                                       48,392

 Repayment of stock purchase plan notes                                                                   60,201           60,201

 Purchase of treasury stock, 16,172 shares                                              (113,297)                        (113,297)

 Net income                                                              2,653,286                                      2,653,286
                                                         -----------   -----------   -----------     -----------      -----------

BALANCES AT SEPTEMBER 30, 1997                           $23,539,420   $ 8,548,543   $  (349,371)    $  (415,052)     $31,367,977
                                                         ===========   ===========   ===========     ===========      ===========


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                       1997              1996              1995
OPERATING ACTIVITIES:
 Net income                                                        $  2,653,286      $  2,259,517      $  1,201,223
 Noncash items in net income:
   Depreciation and amortization of property, plant and equipment     1,918,895         1,884,719         1,325,094
   Amortization of goodwill and other assets                            444,519           394,517           321,846
   Deferred income taxes                                                (20,748)          114,651           154,097
   Increase in allowance for doubtful accounts                              927            44,476            15,000
   (Gain) loss on disposition of equipment                             (101,327)           (4,671)           29,052
 Changes in operating working capital:
   Accounts receivable                                                  722,863           (32,322)       (1,008,306)
   Inventories                                                        1,005,135          (463,826)         (748,791)
   Prepaid expenses and other assets                                   (208,517)           71,650          (146,608)
   Accounts payable                                                     780,872           (94,916)         (548,375)
   Accrued and other current liabilities                             (1,389,546)        1,323,717           624,771
   Income taxes payable                                                  36,896           214,364
                                                                   ------------      ------------      ------------

 Net cash from operations                                             5,843,255         5,711,876         1,219,003
                                                                   ------------      ------------      ------------

INVESTING ACTIVITIES:
 Acquisition of Hamco, Inc. - net of cash acquired                                        (11,725)      (12,894,783)
 Additions to property, plant and equipment                          (2,777,594)       (2,371,334)       (1,280,056)
 Proceeds from disposition of property, plant and equipment             169,466           106,799            37,700
 Advances to directors and employees                                    (29,121)          (31,389)          (28,421)
 Collection of advances to directors and employees                       65,979
 Decrease in certificates of deposit                                                      843,218
 Increase in restricted cash                                            (60,128)
                                                                   ------------      ------------      ------------

 Net cash used in investing activities                               (2,631,398)       (1,464,431)      (14,165,560)
                                                                   ------------      ------------      ------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                                                              10,016,535
 Repayment of long-term debt                                         (3,304,364)       (5,547,386)       (1,488,123)
 Issuance of common stock                                                48,392            41,186         6,159,807
 Purchase of treasury stock                                             (71,239)         (123,506)          (95,843)
 Repayment of stock purchase plan notes                                  18,143            97,494            15,750
                                                                   ------------      ------------      ------------

 Net cash from (used in) financing activities                        (3,309,068)       (5,532,212)       14,608,126
                                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (97,211)       (1,284,767)        1,661,569

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                      844,615         2,129,382           467,813
                                                                   ------------      ------------      ------------

 End of year                                                       $    747,404      $    844,615      $  2,129,382
                                                                   ============      ============      ============

SUPPLEMENTAL INFORMATION:
 Interest paid                                                     $    873,366      $  1,125,036      $    871,730
                                                                   ============      ============      ============

 Income taxes paid                                                 $  1,621,455      $  1,178,215      $    522,022
                                                                   ============      ============      ============

Noncash investing and financing activities:
 Issuance of common stock for stock purchase plan notes            $          -      $     75,000      $    200,000
                                                                   ============      ============      ============
 Increase in goodwill for other assets and increase
  in other current liabilities                                     $          -      $    453,251      $          -
                                                                   ============      ============      ============
 Addition to property, plant and equipment and other assets for
  capital lease obligation                                         $    452,938      $          -      $          -
                                                                   ============      ============      ============
 Purchase of treasury stock by reduction in stock purchase
  plan notes                                                       $     42,058      $          -      $          -
                                                                   ============      ============      ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Tufco Technologies, Inc. and its wholly owned subsidiaries (the "Company"). Significant intercompany transactions and balances are eliminated in consolidation. The organizational structure of the Company's subsidiaries was changed in February 1997 by transferring to Tufco, L.P., a Nevada limited partnership, all of the assets and liabilities of Tufco Industries, Inc., Executive Converting Corporation and Hamco Industries, Inc., acquired in 1992, 1994 and 1995, respectively. Tufco Tech, Inc., wholly owned subsidiary of Tufco Technologies, Inc., is the sole managing general partner of Tufco, L.P. The Company markets its own line of business imaging paper products, tissues, towels and wipes for public-use facilities, and performs specialty printing, custom converting and packaging. The Company also manufactures and distributes a wide variety of consumer disposables that are sold in the home improvement and paint retailing industries.

     FINANCIAL STATEMENT PREPARATION requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Differences from those estimates are recognized in the period they become known.

     CASH EQUIVALENTS represent liquid investments with maturities at acquisition of three months or less.

     INVENTORIES are stated at the lower of cost or market. Cost of all inventories at September 30, 1997, is determined by the first-in, first-out ("FIFO") method. In prior years, cost of raw materials and finished goods inventories at Tufco's Wisconsin division was determined by the last-in, first-out ("LIFO") method. The effect of this change in fiscal 1997 was not material.

     PROPERTY, PLANT AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:
     20 to 40 years for buildings, 3 to 10 years for machinery and equipment and the shorter of the lease term or the asset's useful life for leasehold improvements.

     GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations, is amortized on a straight-line basis over 40 years and is stated net of accumulated amortization of $1,505,356 and $1,125,040 at September 30, 1997 and 1996, respectively.

     FINANCIAL INSTRUMENTS consist of cash, receivables, payables, debt and letters of credit. Their carrying values or disclosed values are estimated to approximate their fair values due to their short maturities, variable interest rates, or fixed rates approximating current rates available for similar instruments.

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

     STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under APB Opinion No. 25. Statement of Financial Accounting Standards No. 123 became effective for the Company beginning October 1, 1996, and encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company continues to apply APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 11 the required pro forma effect on net income and earnings per share.

     EARNINGS PER SHARE is based on the weighted average number of common voting and nonvoting shares and common equivalent shares from dilutive stock options outstanding during the year.

2.   ACQUISITION

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

     This acquisition was accounted for under the purchase method. The results of the acquired operations are included in the consolidated financial statements from the acquisition date. The unaudited consolidated results of operations on a pro forma basis as though Hamco were acquired and the related common shares were issued as of the beginning of the Company's fiscal year 1995 is as follows:

                                                       1995

     Net sales                                      $62,906,732
                                                    ===========

     Net income                                     $ 1,896,706
                                                    ===========

     Earnings per share                             $      0.43
                                                    ===========

     Weighted average common shares outstanding       4,396,107
                                                    ===========



3.   ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMER

     Accounts receivable are stated net of allowances for doubtful accounts of $150,403 and $149,476 at September 30, 1997 and 1996, respectively. Amounts due from a significant customer represent 8% and 10% of total accounts receivable at September 30, 1997 and 1996, respectively.

4.   INVENTORIES

     Inventories at September 30 consist of the following:

                                                                        1997              1996
     At the lower of FIFO cost or market:
        Raw materials                                                $ 4,711,780      $ 5,656,189
        Finished goods                                                 3,839,108        3,924,834
                                                                     -----------      -----------

                                                                       8,550,888        9,581,023

     Excess of above FIFO cost over the LIFO cost used for
        inventories of $3,492,496 at September 30, 1996                                   (25,000)
                                                                     -----------      -----------

     Total inventories                                               $ 8,550,888      $ 9,556,023
                                                                     ===========      ===========



5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30 consist of the following:

                                                                                         1997            1996
                                                                                     -----------     -----------
     Land and land improvements                                                      $   518,404     $   495,656
     Buildings                                                                         6,868,043       6,812,072
     Leasehold improvements                                                              708,366         575,365
     Machinery and equipment                                                          16,964,326      15,766,119
     Furniture and fixtures                                                            1,381,259       1,165,259
     Vehicles                                                                             92,780          76,206
                                                                                     -----------     -----------

                                                                                      26,533,178      24,890,677

     Less accumulated depreciation and amortization                                   10,983,096       9,189,761
                                                                                     -----------     -----------

     Net depreciated value                                                            15,550,082      15,700,916

     Construction in progress, including $420,360 of hardware and software under capital lease and $847,784 of other software costs totaling $957,314 which
        relate to a new centralized computer system being implemented                  1,440,145          45,813
                                                                                     -----------     -----------

     Property, plant and equipment - net                                             $16,990,227     $15,746,729
                                                                                     ===========     ===========



     Costs of internal-use software are capitalized when the project is authorized for funding and evaluated as probable for completion and use for the functions intended. These costs consist of the external direct costs of acquisition and the related consulting services for implementation of the software.

6.   OTHER ASSETS

     Other assets at September 30 consist of the following:

                                                                          1997         1996
     Loan origination and other fees                                    $189,254     $164,297
     Less accumulated amortization                                        81,159       19,002
                                                                        --------     --------

     Subtotal                                                            108,095      145,295

     Note receivable bearing interest at 7%, due in
        variable monthly installments through 2001                        43,399      108,860
     Advances to certain directors and former employees                  228,440      265,298
     Cash value of life insurance                                          8,317        8,317
     Deposits and other                                                  200,163       61,225
                                                                        --------     --------

     Other assets - net                                                 $588,414     $588,995
                                                                        ========     ========



7.   LONG-TERM DEBT

     Long-term debt at September 30 consists of the following:

                                                                                              1997                    1996
     Note payable to bank, collateralized by substantially all assets of the Company, bearing interest at 7.03%; installments are due monthly at
     $104,166, increasing to $112,439 on August 31, 1998, $91,606 on February 29,
     2000, and $95,833 on August 31, 2000, with final payment due on
     July 31, 2001                                                                       $   4,766,667           $    5,933,333

     Notes payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $6,750,000, reduced by outstanding letters of credit - see
     Note 9), collateralized by accounts receivable and certain other elements of working capital, bearing interest at a combination of 138 basis points over
     LIBOR or .375% below the bank's reference rate (effective rate of 7.09% at
     September 30, 1997), payable monthly, due March 31, 1999                                2,500,000                2,916,429

     Variable rate (4.25% and 4.05% at September 30, 1997 and 1996, respectively)
     note payable underlying Industrial Development Revenue Bonds, collateralized by substantially all assets of the Company, due in annual installments of $250,000
     beginning 2000 through 2006, interest payable monthly                                   1,750,000                1,750,000

                                                                                           1997                    1996
     Note payable to bank, collateralized by substantially all assets of the Company, due in monthly installments of $41,666 plus
     interest at 7.23%, with final payment due May 30, 1999                           $    1,057,610          $    1,550,020

     Note payable to bank, collateralized by equipment, due in one installment of
     $50,000 on June 1, 1997, plus interest at
     6.75% payable monthly, with final payment due July 2, 1997                                                    1,200,000

     Capital lease obligation, payable in monthly installments of $13,109 through
     2000, net of $28,859 discount based on interest
     at 3.88%, collateralized by computer hardware and software                              424,079
                                                                                      --------------          --------------

     Total                                                                                10,498,356              13,349,782

     Less current portion                                                                  1,910,357               2,866,654
                                                                                      --------------          --------------

     Long-term debt - less current portion                                            $    8,587,999          $   10,483,128
                                                                                      ==============          ==============


     Long-term debt - less current portion matures as follows:



     1999                                        $4,556,995
     2000                                         1,572,670
     2001                                         1,208,334
     2002                                           250,000
     Thereafter                                   1,000,000
                                                 ----------
     Total                                       $8,587,999
                                                 ==========



     Loan agreements for all notes except those underlying the Industrial Development Revenue Bonds contain certain restrictive covenants, including requirements to maintain certain levels of cash flow and to restrict capital expenditures, stock purchases, mergers and payment of dividends. During fiscal 1997, the Company failed to achieve minimum cash flow as defined by the bank, resulting in a violation of its loan agreement, under which outstanding debt totaled $8,324,277 at September 30, 1997. In December 1997, the violation was waived by the bank as of September 30, 1997, and management believes the Company will meet these covenants during fiscal 1998. The loans are subject to prepayment penalty. The Company has a standby letter of credit for the outstanding balance associated with Industrial Development Revenue Bonds (see Note 9).

8.   INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred tax liability as of September 30 are as follows:

                                                                                         1997               1996
     Current deferred tax asset:
        Valuation allowances for accounts receivable and inventories,
           not currently deductible                                                   $   163,000      $   191,542
        Uniform capitalization of inventory costs                                          87,000           35,229
        Vacation and severance accruals, not currently deductible                          94,000          260,647
        Other accruals, not currently deductible                                           48,000           69,259
        Other                                                                              27,000           59,821
                                                                                      -----------      -----------

     Total                                                                                419,000          616,498

     Noncurrent deferred tax liability:
        Accelerated tax depreciation on property and equipment                         (1,150,000)      (1,434,626)
        Accelerated tax amortization of goodwill                                         (452,000)        (320,817)
        Other                                                                              22,000          (42,803)
                                                                                      -----------      -----------

     Total                                                                             (1,580,000)      (1,798,246)
                                                                                      -----------      -----------

     Net deferred tax liability                                                       $(1,161,000)     $(1,181,748)
                                                                                      ===========      ===========



     The resulting components of income tax expense are as follows:

                                                                 1997             1996            1995
     Current tax expense:
        Federal                                              $ 1,512,810      $ 1,147,439     $   505,903
        State                                                    145,541          245,140         148,000
                                                             -----------      -----------     -----------

     Total                                                     1,658,351        1,392,579         653,903

     Deferred tax expense:
        Federal                                                   75,717          98,463          132,500
        State                                                     12,946          16,188           21,597
        Adjustment for tax rate changes due to
           corporate restructuring (Note 1)                     (109,411)
                                                             -----------      -----------     -----------

     Total                                                       (20,748)         114,651         154,097
                                                             -----------      -----------     -----------

     Income tax expense                                      $ 1,637,603      $ 1,507,230     $   808,000
                                                             ===========      ===========     ===========


     Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:


                                                                             1997            1996            1995
     Federal income taxes computed at statutory rates                    $ 1,458,902     $ 1,280,694      $   683,000
     State income taxes, net of federal tax benefit                           32,390         172,476           97,000
     Certain goodwill amortization and other
        nondeductibles                                                        81,789          77,659           53,000
     Other                                                                    64,522         (23,599)         (25,000)
                                                                         -----------     -----------      -----------

     Income tax expense                                                  $ 1,637,603     $ 1,507,230      $   808,000
                                                                         ===========     ===========      ===========



9.   COMMITMENTS AND CONTINGENCIES

     LEASES - Tufco Industries, Inc. leases warehouse facilities in Green Bay, Wisconsin, from a partnership composed of current and former stockholders. The lease expires in 2003, is classified as an operating lease and requires monthly rental payments of $9,255. The Company has the option of renewing the lease for a three-year period with rental amounts renegotiated. Rental expense for the lease totaled $111,060, $105,843 and $120,428 for fiscal 1997, 1996 and 1995, respectively.

     In June 1996, the Company entered into an agreement with a third party to construct and lease a 62,000-square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. Under an amendment in fiscal 1997, the five-year agreement is an operating lease with rental payments of $11,489 per month. At the end of the fifth year, the Company has the option of purchasing the building for $1,100,000. If the purchase option is not exercised, the Company may be required to pay the lessor a residual amount of up to $900,000, depending upon the extent, if any, that the facility's value has diminished during the lease term. A portion of the scheduled lease payments are placed in escrow and are included in restricted cash of $60,128 at September 30, 1997.

     The Company also leases other facilities and equipment under operating leases. An office and warehouse lease expires on February 28, 2003. The equipment leases expire on varying dates over the next five years.

     Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 1997, are as follows:



         1998                                                     $    923,060
         1999                                                          909,718
         2000                                                          914,982
         2001                                                          894,118
         2002                                                          920,258
         Thereafter                                                    308,899
                                                                  ------------

         Total                                                    $  4,871,035
                                                                  ============




     Net rental expense for all operating leases totaled $898,497, $692,765 and $633,501 for fiscal 1997, 1996 and 1995, respectively. The Company charges its customers for storage, which is netted against rental expense.

     LETTERS OF CREDIT - The Company has outstanding commercial import letters of credit of $30,080 and $106,863 as of September 30, 1997 and 1996, respectively. These letters of credit collateralize the Company's obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $719,920 available at September 30, 1997.

     LITIGATION - The Company is subject to lawsuits, investigation and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

10.  PROFIT SHARING PLANS

     The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of employees' contributions. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan totaled $132,788, $42,017 and $30,462 for fiscal 1997, 1996 and 1995, respectively.

11.  STOCKHOLDERS' EQUITY

     NONVOTING COMMON STOCK AND PREFERRED STOCK - Each record holder of nonvoting common stock is entitled at any time to convert any or all of such shares into the same number of shares of voting common stock. The Company has 1,000,000 shares authorized and unissued $.01 par value preferred stock.

     STOCK COMPENSATION ARRANGEMENTS - The Non-Qualified Stock Option Plan currently reserves 200,000 shares of common stock for grants to selected employees through April 30, 2002, and provides that the price and exercise period be determined by the board of directors. Options vest primarily over three years and expire five years from date of grant. During fiscal 1997, 1996 and 1995, options to purchase 104,000, 77,635 and 20,200 shares, respectively, of voting common stock were granted. In addition, during fiscal 1995, options to purchase 125,000 shares of voting common stock were granted to a key employee under a non-qualified stock option agreement providing for immediate exercise and expiring five years from date of grant.

     The Non-Employee Director Stock Option Plan for nonemployee members of the board of directors reserves 50,000 shares of common stock for grant and provides that the purchase price be fair market value at the date of grant. Options are exercisable immediately and for a period of ten years. The plan terminates in 1999. During fiscal 1997, 1996 and 1995, options to purchase 14,000, 14,000 and 12,000 shares, respectively, of voting common stock were granted.

     The following information summarizes the shares subject to options:

                                                                                            WEIGHTED AVERAGE EXERCISE
                                                            NUMBER OF SHARES                      PRICE PER SHARE
                                                 ------------------------------------    ------------------------------
                                                   1995          1996         1997          1995       1996     1997

     Options outstanding, beginning of year       41,235       187,865       256,372     $   8.08  $   5.54  $   5.61

     Granted                                     157,200        91,635       118,000         4.93      5.88      6.82

     Exercised                                                  (6,285       (10,245)                  4.69      4.72

     Terminated                                  (10,570)      (16,843)                      6.31      6.65
                                                 -------       -------       -------

     Options outstanding, end of year            187,865       256,372       364,127         5.54      5.61      6.01
                                                 =======       =======       =======

     Options exercisable, end of year            173,815       188,315       225,136         5.47      5.59      5.68
                                                 =======       =======       =======

     Reserved for future options at
        September 30, 1997                                                    20,873
                                                                             =======



     The following table summarizes additional information about stock options outstanding and exercisable at September 30, 1997:


                                            OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                 ------------------------------------------        -----------------------------
                                                   WEIGHTED
                                                   AVERAGE      WEIGHTED                             WEIGHTED
            RANGE OF                              REMAINING      AVERAGE                             AVERAGE
            EXERCISE               NUMBER OF     CONTRACTUAL    EXERCISE              NUMBER OF      EXERCISE
             PRICES                  SHARES          LIFE         PRICE                SHARES         PRICE

          $4.50 - 6.75             248,901      2.9 years        $  5.36                174,840      $  5.06
           7.00 - 9.00             115,226      4.4                 7.36                 50,296         7.82
                                   -------                                              -------

           4.50 - 9.00             364,127      3.4                 6.01                225,136         5.68
                                   =======                                              =======



     The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income would have been $2.5 million in 1997 and $2.2 million in 1996. Pro forma earnings per share would have been $.57 per share in 1997 and $.49 per share in 1996.

     In the pro forma calculations, the weighted average fair value of options granted during 1997 and 1996 was estimated at $2.96 and $2.60 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: risk-free interest rates of 6.2% and 6.0%, respectively; dividend yield of 0.0% for both years; expected lives of four to five years; and expected volatility of 55% based on the historical weekly trading ranges of the Company's stock since its initial public offering in January 1994.

     The Company sold shares to management employees under various stock purchase agreements as follows: 85,000 shares at $5.00 per share in 1995 and 16,937 shares at $4.80 to $6.75 per share in 1996.

     The purchases are financed by the Company through notes with the employees at 5% interest payable annually and are due as follows: $89,862 in 1998, $10,000 in 1999, $250,190 in 2000 and $65,000 in 2001. The outstanding balances of $415,052 and $475,253 at September 30, 1997 and 1996,
     respectively, are presented as a reduction of stockholders' equity.

12.  RELATED-PARTY TRANSACTIONS

     The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $226,931, $210,000 and $100,833 for fiscal 1997, 1996 and 1995, respectively. Also, in 1995, $105,000 was capitalized as part of the purchase price of Hamco, Inc.

13.  SUBSEQUENT ACQUISITION

     On November 13, 1997, the Company purchased all of the outstanding stock of Foremost Manufacturing, Inc., a St. Louis-based manufacturer and distributor of paint sundry products, for $5,250,000 in cash and 25,907 shares of the Company's common stock, valued at $250,000. The total purchase price of $5,500,000 is subject to specified reductions to be finalized by February 1999, and to additional consideration of up to $900,000 based on specified net sales levels through October 1998. The cash portion of the purchase price was financed through a $5,250,000 bank credit facility maturing on March 31, 1998.

                                     ******

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers, directors, and key employees of the Company are:

Name                                        Age               Positions With the Company
----                                        ---               --------------------------
Louis LeCalsey, III                         58                President and Chief Executive Officer
Gregory L. Wilemon                          37                Chief Financial Officer, Chief Operating
                                                              Officer and Secretary/Treasurer
Robert J. Simon (1)(2)(3)                   39                Chairman of the Board of Directors
Samuel J. Bero (1)(3)                       62                Director
Patrick J. Garland (1)(3)                   66                Director
Robert E. Coghan                            69                Director
C. Hamilton Davison, Jr.                    38                Director
Edward A. Leinss (2)                        56                Director
William J. Malooly (2)                      55                Director


--------------------------
(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee

     Each director holds office until the next annual meeting of stockholders of the Company and until his successor has been elected and qualified. Each director with the exception of Mr. Bero and Mr. LeCalsey has served on the Board of Directors since Tufco's inception in February 1992. Mr. Bero was elected to the Board in 1994 and Mr. LeCalsey was elected in 1996. Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers or directors of the Company.

EXECUTIVE OFFICERS, DIRECTORS, AND KEY EMPLOYEES

     Louis LeCalsey, III--Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in September 1996. Previously he was President of Tufco Industries, Inc. since April 1996 and prior to that he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 20-year career with Scott in various leadership positions.

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

     Robert E. Coghan--Mr. Coghan was the President and a director of HoloPak Technologies, Inc., a manufacturer of holographic and hot stamp foils, from 1990 until his retirement in 1997. From 1979 to such time, Mr. Coghan was President of Transfer Print Foils, Inc., which was acquired by HoloPak Technologies, Inc. in January 1990.

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

     William J. Malooly--Mr. Malooly has been the Chairman and Chief Executive Officer of Bank One, Green Bay since 1977.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT

The information called for by Item 10 with respect to compliance with Section 16
(a) of the Securities Exchange Act is incorporated by reference from the Proxy Statement relating to the Company's annual meeting to be held in 1998 (the "Proxy Statement"), which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

ITEM 11 - EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference from the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference from the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference from the Proxy Statement.

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

(a)  3. Exhibits. See Exhibit Index in part ( c), below.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

(c)      Exhibit
         Number            Description

          2.1 Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. Charles Cobaugh and James Barnes (filed as exhibit 2.1 to the Company's Form 8-K dated November 13, 1997) Filed with the commission on November 26, 1997 (file number 0-21018), incorporated by reference herein.

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

          10.3 Loan Agreement, dated May 1, 1992, between the Village of Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)

          10.4      1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

          10.5 Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)

          10.6      1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
                    10.19)

          10.7 Amendment to Loan Agreement dated as of March 29, 1995 between Bank One, Green Bay; Tufco Industries, Inc.; and Executive Converting Corporation. (3)

          10.8 Amendment to Loan Agreement dated as of May 18, 1995 between Bank One, Green Bay; Tufco Industries, Inc.; and Executive Converting Corporation. (4) (Exhibit 6(a))

          10.10 Loan Agreement, dated August 22, 1995, between Tufco Industries, Inc., Executive Converting Corporation, Hamco Industries, Inc., and Bank One, Green Bay. (5) (Exhibit 2.1)

          10.11* ** Amended Employment Agreement with Greg Wilemon, dated
                    September 18, 1995. 10.13 Lease Agreement, dated as of March 1, 1995, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco.

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

          10.17* Separation Agreement dated October 1, 1996 between Carl B. Francis and Tufco Technologies, Inc.

          10.18* ** Employment Agreement with Louis LeCalsey, III dated
                    September 19, 1996.

          10.19 Second Amended and Restated Loan Agreement dated as of November 13, 1997 by and between Bank One, Wisconsin and Tufco, L.P. (filed as Exhibit 99.1 to the Company's Form 8-K dated November 13, 1997) Filed with the Commission on November 26, 1997 (file number 0-21018), incorporated by reference herein.

          10.20 Term Note dated November 13, 1997 in the original principal amount of $5,250,000 with Tufco, L.P. as Maker and Bank One, Wisconsin as payee (filed as Exhibit 99.2 to the Company's Form 8-K dated November 13, 1997) Filed with the Commission on November 26, 1997 (file number 0-21018), incorporated by reference herein.

          21.1      Subsidiaries of the Company.

          23.1* Independent Auditor's Report of Wipfli Ullrich Bertelson on the fiscal 1995 consolidated financial statements.

          27.1*     Financial Data Schedule

     ------------

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 19, 1997.

                                     Tufco Technologies, Inc.



                                     By: /s/ Louis LeCalsey, III
                                        ---------------------------------------
                                         Louis LeCalsey, III
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


        Signature                                     Title                          Date
        ---------                                     -----                          ----
/s/ Louis LeCalsey, III                   President, Chief Executive Officer    December 19, 1997
------------------------------            and Director (Principal Executive
Louis LeCalsey, III                       Officer)


/s/ Robert J. Simon                       Chairman of the Board                 December 19, 1997
------------------------------
Robert J. Simon


/s/ Gregory L. Wilemon                    Chief Financial Officer, Chief        December 19, 1997
------------------------------            Operating Officer and Secretary
Gregory L. Wilemon                        (Principal Financial and
                                          Accounting Officer)

/s/ Samuel J. Bero                        Director                              December 19, 1997
------------------------------
Samuel J. Bero


/s/ Patrick J. Garland                    Director                              December 19, 1997
------------------------------
Patrick J. Garland


/s/ Robert E. Coghan                      Director                              December 19, 1997
------------------------------
Robert E. Coghan


/s/ C. Hamilton Davison Jr.               Director                              December 19, 1997
------------------------------
C. Hamilton Davison, Jr.


/s/ Edward A. Leinss                      Director                              December 19, 1997
------------------------------
Edward A. Leinss


/s/ William J. Malooly                    Director                              December 19, 1997
------------------------------
William J. Malooly


                                 EXHIBIT INDEX

        Exhibit
         Number            Description
         ------            -----------

          2.1 Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. Charles Cobaugh and
                    James Barnes (filed as exhibit 2.1 to the Company's Form 8-K dated November 13, 1997) Filed with the commission on November 26, 1997 (file number 0-21018), incorporated by reference herein.

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

          10.3      Loan Agreement, dated May 1, 1992, between the Village of
                    Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)

          10.4      1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

          10.5      Form of Employee Stock Purchase Agreement between the
                    Company and certain key employees of the Company. (1)
                    (Exhibit 10.17)

          10.6      1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
                    10.19)

          10.7 Amendment to Loan Agreement dated as of March 29, 1995 between Bank One, Green Bay; Tufco Industries, Inc.; and
                    Executive Converting Corporation. (3)

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

          10.17*    Separation Agreement dated October 1, 1996 between Carl B.
                    Francis and Tufco Technologies, Inc.

          10.18* ** Employment Agreement with Louis LeCalsey, III dated
                    September 19, 1996.

          10.19     Second Amended and Restated Loan Agreement dated as of
                    November 13, 1997 by and between Bank One, Wisconsin and
                    Tufco, L.P. (filed as Exhibit 99.1 to the Company's Form 8-K dated November 13, 1997) Filed with the Commission on
                    November 26, 1997 (file number 0-21018), incorporated by reference herein.

          10.20 Term Note dated November 13, 1997 in the original principal amount of $5,250,000 with Tufco, L.P. as Maker and Bank One,
                    Wisconsin as payee (filed as Exhibit 99.2 to the Company's
                    Form 8-K dated November 13, 1997) Filed with the Commission on November 26, 1997 (file number 0-21018), incorporated by reference herein.

          21.1*     Subsidiaries of the Company.

          23.1* Independent Auditor's Report of Wipfli Ullrich Bertelson on the fiscal 1995 consolidated financial statements.

          27.1*     Financial Data Schedule

          27.2*     8-K filed November 26, 1997.


     ------------

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