Form 10-Q
period 1997-12-31
TUFCO TECHNOLOGIES INC
filed 1998-02-17
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the quarterly period ended December 31, 1997


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

                                 (972) 789-1079

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X No
            ---  ---

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                           Class                                Outstanding at February 13, 1998
                           -----                                --------------------------------

         Common Stock, par value $0.01 per share                           3,716,281

         Non-Voting Common Stock, par value $.01 per share                   709,870

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------

PART I:  CONDENSED FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 1997 (Unaudited) and September 30, 1997                  3

         Condensed Consolidated Statements of Income for the three
         months ended December 31, 1997 and 1996 (Unaudited)                   4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended December 31, 1997 and 1996 (Unaudited)                   5

         Notes to Condensed Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7


PART II: OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        December 31,        September 30,
                                                                                           1997                  1997
                                                                                       ------------         ------------

                                             Assets

CURRENT ASSETS:
   Cash and cash equivalents ..................................................        $    699,356         $    747,404
   Restricted cash ............................................................              80,178               60,128
   Accounts receivable, net ...................................................           8,241,022            7,637,121
   Inventories ................................................................          10,801,245            8,550,888
   Prepaid expenses and other current assets ..................................             330,475              320,109
   Deferred income taxes ......................................................             419,000              419,000
                                                                                       ------------         ------------

         Total current assets .................................................          20,571,276           17,734,650


PROPERTY, PLANT AND EQUIPMENT-Net .............................................          17,296,923           16,990,227
GOODWILL -Net .................................................................          18,234,811           13,732,074
OTHER ASSETS- Net .............................................................             615,200              588,414

                                                                                       ------------         ------------

TOTAL .........................................................................        $ 56,718,210         $ 49,045,365
                                                                                       ============         ============



                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ..........................................        $  1,935,357         $  1,910,357
   Accounts payable ...........................................................           4,413,663            3,137,177
   Accrued payroll, vacation and payroll taxes ................................             398,087              824,995
   Other current liabilities ..................................................           1,076,772              987,290
   Income taxes payable .......................................................             232,638              649,570
                                                                                       ------------         ------------

         Total current liabilities ............................................           8,056,517            7,509,389

LONG-TERM DEBT- Less current portion ..........................................          14,766,012            8,587,999
DEFERRED INCOME TAXES .........................................................           1,580,000            1,580,000


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,783,723 and 3,733,830 shares issued, respectively ....................              37,837               37,338
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding ..................................               7,099                7,099
   Additional paid-in capital .................................................          23,938,825           23,539,420
   Retained earnings ..........................................................           8,880,851            8,548,543
   Treasury stock at cost, 67,422 and 59,804 voting common shares, respectively            (423,741)            (349,371)
   Stock purchase plan notes ..................................................            (125,190)            (415,052)
                                                                                       ------------         ------------

        Total stockholders' equity ............................................          32,315,681           31,367,977
                                                                                       ------------         ------------
   TOTAL ......................................................................        $ 56,718,210         $ 49,045,365
                                                                                       ============         ============




            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        December 31,
                                                              ---------------------------------
                                                                   1997                1996
                                                                   ----                ----

NET SALES ..............................................      $ 16,690,216         $ 15,696,723

COST OF SALES ..........................................        14,020,278           12,694,344

                                                              ------------         ------------

GROSS PROFIT ...........................................         2,669,938            3,002,379

OPERATING EXPENSES:

Selling, general and administrative ....................         1,703,051            1,635,603

Amortization and other post-
   acquisition expenses ................................           205,572              177,898

                                                              ------------         ------------
OPERATING INCOME .......................................           761,315            1,188,878

OTHER INCOME (EXPENSE):

   Interest expense ....................................          (222,747)            (223,127)

   Interest and other income ...........................            14,584               13,429


                                                              ------------         ------------

INCOME BEFORE INCOME TAXES .............................           553,152              979,180

INCOME TAX EXPENSE .....................................           220,844              383,228

                                                              ------------         ------------

NET INCOME .............................................      $    332,308         $    595,952
                                                              ============         ============

EARNINGS PER SHARE:
    Basic ..............................................      $       0.08         $       0.14
    Diluted ............................................      $       0.07         $       0.13

 WEIGHTED AVERAGE SHARES OUTSTANDING:
    Common stocks ......................................         4,408,300            4,393,418
    Adjusted shares-assuming exercise of stock options..         4,563,399            4,442,818

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           THREE  MONTHS   ENDED
                                                                                December 31,
                                                                     --------------------------------
                                                                           1997              1996
                                                                           ----              ----

OPERATING ACTIVITIES
Net Income ....................................................      $   332,308         $   595,952
   Noncash items net income:

      Depreciation and amortization ...........................          612,304             560,955
      Deferred income taxes ...................................               --                  --
      Provision for bad debts .................................            9,000               4,500
      Gain on sale of property and equipment ..................             (623)             (4,242)
   Changes in operating working capital:
        Accounts receivable ...................................          503,250           1,278,336
        Inventories ...........................................       (1,420,171)           (794,613)
        Prepaid expenses and other assets .....................           (5,741)           (210,937)
        Accounts payable ......................................          307,575           1,021,852
        Accrued and other current liabilities .................         (534,872)           (429,348)
        Income taxes payable ..................................         (446,497)           (395,810)


                                                                     -----------         -----------

   Net cash provided by (used in) operations ..................         (643,467)          1,626,645

INVESTING ACTIVITIES
   Additions to property, plant and equipment .................         (702,319)           (484,056)
   Proceeds from disposition of property, plant and equipment..            4,935               7,200
   Increase in advances to stockholders .......................           (5,556)             (9,456)
   Acquisition of Foremost Manufacturing, Inc. ................       (5,500,000)                 --
   Increase in restricted cash ................................          (20,050)                 --
                                                                     -----------         -----------

   Net cash used in investing activities ......................       (6,222,990)           (486,312)

FINANCING ACTIVITIES
   Principal payments on long-term debt .......................         (476,825)         (1,275,821)
   Proceeds from issuance of notes payable ....................        6,679,838                  --
   Decrease in stock purchase plan notes ......................          289,862              39,998
   Purchase of treasury stock .................................          (74,370)            (85,099)
   Net proceeds from issuance of common stock .................          399,904              17,743
                                                                     -----------         -----------

   Net cash provided by (used in) financing activities ........        6,818,409          (1,303,179)
                                                                     -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................          (48,048)           (162,846)
CASH AND CASH EQUIVALENTS:
  Beginning of period .........................................          747,404             844,615
                                                                     -----------         -----------
   End of period ..............................................      $   699,356         $   681,769
                                                                     ===========         ===========


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1997 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 23, 1997. Operating results for the three-month period are not necessarily indicative of results expected for the remainder of the year.

2.       INVENTORIES
         Inventories consist of the following:

                                                        December 31,   September 30,
                                                           1997            1997
                                                       ------------    ------------

                  Raw materials......................  $  6,303,976    $  4,711,780
                  Finished products..................     4,497,269       3,839,108
                                                       ------------    ------------

                  Total .............................  $ 10,801,245    $  8,550,888
                                                       ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL INFORMATION:

         Tufco Technologies, Inc. (formerly Tufco Holding Company, the "Company") was organized in 1992 to acquire Tufco Industries, Inc. (located in Green Bay, WI) which was incorporated in Wisconsin in 1974. Executive Converting Corporation (located in Dallas, TX) was acquired in 1994, Hamco, Industries, Inc. (located in Newton, NC) was acquired in 1995, and Foremost Manufacturing, Inc. was acquired November 13, 1997.

         The Company manufactures and distributes Business Imaging paper products, Away-From-Home towels and wipes, and Paint Sundry products. In addition to its product offering, the Company also provides diversified Custom Converting and Specialty Printing services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:
($000s)

                            Three Months Ended              Period-to-Period Change
                               December 31,
                          ------------------------
                            1997            1996              $               %
                            -----           ----             -----          ----

Net Sales                 $16,690         $15,697            993              6

Gross Profit                2,670           3,002           (332)           (11)
                             16.0%           19.1%

Operating Expenses          1,909           1,813             96              5
                             11.4%           11.5%

Operating Income              761           1,189           (428)           (36)
                              4.6%            7.6%

Interest Expense              223             223             --             --
                              1.3%            1.4%

Net Income                $   332         $   596           (264)           (44)
                              2.0%            3.8%

ANALYSIS OF NET SALES, PERCENTAGE OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:
($000s)

                                  Three Months Ended             Period-to-Period Change
                                      December 31,
                              --------------------------
                                 1997            1996              $                %
                                 ----            ----             ----             ----

Business Imaging               $ 7,756         $ 8,104            (348)             (4)
Products                            46%             52%

Custom Converting                3,907           5,057           (1150)            (23)
& Specialty Printing                23%             32%

Paint Sundry Products            3,747           1,891            1856              98
                                    22%             12%

Away-From-Home Products          1,280             645             635              98
                                     8%              4%
                               -------         -------

Total Net Sales                 16,690          15,697             993               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

ACQUISITION OF FOREMOST MANUFACTURING, INC.:

On November 13, 1997, the Company purchased all of the outstanding stock of Foremost Manufacturing, Inc. (Foremost) for $5.25 million in cash and $0.25 million in the Company's common stock (25,907 shares). The $5.25 million interim loan matures on March 31, 1998; the Company has a commitment from its principal lender to refinance this loan at that time. Foremost manufactures and distributes products similar to those produced and distributed by the Company in its Paint Sundries market sector. The results of operation for Foremost have been included since the date of acquisition.

NET SALES:

Net sales increased $1.0 million (6%) to $16.7 million due primarily to the additive impact of Foremost which generated net sales of $1.4 million from the date of acquisition to December 31, 1997. Adjusted for this impact, net sales decreased $0.5 million or 3%. The Company's Custom Converting market sector continued to experience sharp declines in net sales due to the loss of revenue from outsourced tissue converting due to the consolidation of the large integrated companies which develop and market these products. Tufco intends to continue its strategy of replacing sales from tissue converting services with sales of its own tissue and towel products sold for Away-From-Home use. Sales in the Away-From-Home market sector were up $0.6 million or 98% for the quarter. Adjusted for the impact of Foremost, sales of Paint Sundry products increased $0.5 million or 25% due to new products sold to Tufco's existing customer base. Finally, sales of Business Imaging products decreased $0.3 million or 4% due to uncertainty over the near-term cost of base paper stock. Costs for the grades of paper used to produce the Company's Business Imaging products increased 23% from August to October of 1997, but began falling back to original levels in November and December. Company management believes that demand for Business Imaging products declined in November and December as customers waited for prices to return to mid-summer levels.

GROSS PROFIT:

Gross profit declined $0.3 million, or 11%, and adjusted for the Foremost acquisition, gross profit on the Company's base business actually declined $0.6 million or 21% from the first quarter of fiscal 1997. Margins declined from 19.1% in fiscal 1997 to 16.0% in fiscal 1998. The principal cause for the decline was the sharp reduction in Custom Converting sales which primarily affected the Company's Green Bay operation. The Company was unable to decrease Green Bay operating costs to compensate for the decline in sales for that division. Additionally, higher costs for paper used to produce the Company's Business Imaging products resulted in lower margins as the Company was unable to pass the full impact of the temporary increase on it its customers.

OPERATING EXPENSES:

Operating expenses increased $0.1 million or 5% versus the same period of fiscal 1997. Adjusted for the impact of Foremost, operating expenses actually declined $0.1 million for the quarter. The primary cause for the decline is lower compensation expense due to reduced incentive compensation and to lower headcount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

OPERATING INCOME:

Operating income declined $0.4 million or 36%, to $0.8 million for the first quarter of fiscal 1998 due primarily to lower sales and gross profit from tissue converting services, and from lower gross profit from Business Imaging products due to higher raw material costs during the first quarter of fiscal 1998.


INTEREST EXPENSE:

Interest expense showed no change from fiscal year 1997, remaining at $0.2 million for the period ended December 31, 1998. However, the debt incurred to facilitate the Foremost acquisition ($5.25 million) resulted in interest expense of $55,000 in the first quarter of fiscal 1998. Adjusted for this fact, interest expense decreased 25% from the first quarter of fiscal 1997 due to reduced borrowings.

NET INCOME AND EARNINGS PER SHARE:

For the quarter ended December 31, 1997, net income decreased $0.3 million (44%) compared to fiscal 1997 and fully diluted earnings per share decreased $0.06 or 46%. The decline is the result of lower sales of Custom Converting services combined with lower Business Imaging gross margins due to raw material cost increases.

LIQUIDITY AND CAPITAL RESOURCES:

For the quarter ended December 31,1997, the Company used $0.6 million to fund operating activities. The principal use of cash for the first quarter of fiscal 1998 was for the purchase of inventories. The Company's Business Imaging inventories were approximately $1.0 million higher at September 30, 1997 due to uncertainties over the near term cost of raw materials. As raw materials costs stabilize, management plans to reduce inventories.

Net cash used in investing activities was $6.2 million for the quarter ended December 31, 1997, of which $5.5 million was attributable to the acquisition of Foremost, and $0.7 million was used to acquire production equipment.

Net Cash provided by financing activities was $6.8 million for the first quarter of fiscal 1997. The Company borrowed $5.25 million and issued $0.25 million in the Company's common stock to finance the acquisition of Foremost. In addition, the Company borrowed funds under its working capital line of credit to facilitate the purchase of inventory.

Management projects that, with the exception of the Foremost acquisition, cash flow from operations will be sufficient to fund its capital needs for fiscal 1998 and does not anticipate any significant increase in borrowings during the year.

As of February 10, 1998, the Company had approximately $2.4 million available under its revolving credit line.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

FORWARD LOOKING STATEMENTS:

Management's discussion of the Company's 1998 quarterly periods in comparison to 1997, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K dated November 13, 1997 with the Commission on November 26, 1997, which Form 8-K related to the acquisition of all of the stock of Foremost Manufacturing, Inc.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TUFCO TECHNOLOGIES, INC.



Date:         February 16, 1997        /s/ Louis LeCalsey, III
                                       ---------------------------------------
                                       Louis LeCalsey, III
                                       Chief Executive Officer



Date:         February 16, 1997        /s/ Greg Wilemon
                                       ---------------------------------------
                                       Greg Wilemon
                                       Chief Financial Officer/Chief
                                       Operating Officer, Secretary, Treasurer
                                       and Vice President - Finance

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

  27                     Financial Date Schedule