Form 10-Q
period 1998-03-31
TUFCO TECHNOLOGIES INC
filed 1998-05-15
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1998


                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

             Delaware                                      39-1723477
             --------                                      ----------
   (State of other jurisdiction                       (IRS Employer ID No.)
of incorporation of organization)

                     4800 Simonton Road, Dallas, Texas 75244
                     ---------------------------------------
                    (Address of principal executive offices)

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
   Yes  X    No
       ---       ---

   Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

               Class                                          Outstanding at May 14, 1998
               -----                                          ---------------------------

Common Stock, par value $0.01 per share                                 3,710,726

Non-Voting Common Stock, par value $.01 per share                         709,870

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------

         PART I:           CONDENSED FINANCIAL INFORMATION


         Item 1.           Condensed Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           March 31, 1998 (Unaudited) and September 30, 1997                                       3

                           Condensed Consolidated Statements of Income for the three
                           months and six months ended March 31, 1998 and 1997 (Unaudited)                         4

                           Condensed Consolidated Statements of Cash Flows for the
                           six months ended March 31, 1998 and 1997 (Unaudited)                                    5

                           Notes to Condensed Consolidated Financial Statements                                    6


         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                     7


         PART II:          OTHER INFORMATION                                                                      12

         SIGNATURES                                                                                               13

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         March 31,          September 30,
                                                                                           1998                 1997
                                                                                       ------------         -------------
                                             Assets

CURRENT ASSETS:
   Cash and cash equivalents .....................................................        $    540,511         $    747,404
   Restricted cash ...............................................................              20,228               60,128
   Accounts receivable, net ......................................................           9,970,504            7,637,121
   Inventories ...................................................................          10,508,099            8,550,888
   Prepaid expenses and other current assets .....................................             404,581              320,109
   Income taxes receivable .......................................................             176,590                 --
   Deferred income taxes .........................................................             419,000              419,000
                                                                                          ------------         ------------

         Total current assets ....................................................          22,039,513           17,734,650


PROPERTY, PLANT AND EQUIPMENT-Net ................................................          17,907,344           16,990,227
GOODWILL-Net .....................................................................          18,170,444           13,732,074
OTHER ASSETS-Net .................................................................             653,113              588,414
                                                                                          ------------         ------------

TOTAL ............................................................................        $ 58,770,414         $ 49,045,365
                                                                                          ============         ============



                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt .............................................        $  1,816,659         $  1,910,357
   Accounts payable ..............................................................           5,340,562            3,137,177
   Accrued payroll, vacation and payroll taxes ...................................             571,656              824,995
   Other current liabilities .....................................................             971,538              987,290
   Income taxes payable ..........................................................                --                649,570
                                                                                          ------------         ------------

         Total current liabilities ...............................................           8,700,415            7,509,389

LONG-TERM DEBT - Less current portion ............................................          15,979,008            8,587,999
DEFERRED INCOME TAXES ............................................................           1,580,000            1,580,000


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,786,223 and 3,733,830 shares issued, respectively .......................              37,862               37,338
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding .....................................               7,099                7,099
   Additional paid-in capital ....................................................          23,961,301           23,539,420
   Retained earnings .............................................................           9,115,257            8,548,543
   Treasury stock at cost, 75,497 and 59,804 voting common shares, respectively...            (510,333)            (349,371)
   Stock purchase plan notes .....................................................            (100,195)            (415,052)
                                                                                          ------------         ------------

        Total stockholders' equity ...............................................          32,510,991           31,367,977
                                                                                          ------------         ------------
   TOTAL .........................................................................        $ 58,770,414         $ 49,045,365
                                                                                          ============         ============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             March 31,                          March 31,
                                                  ------------------------------      ------------------------------
                                                       1998             1997              1998              1997
                                                       ----             ----              ----              ----

NET SALES ...................................     $ 19,006,312        15,031,841      $ 35,696,528        30,728,564

COST OF SALES ...............................       16,434,185        12,239,813        30,454,463        24,934,158
                                                  ------------      ------------      ------------      ------------

GROSS PROFIT ................................        2,572,127         2,792,028         5,242,065         5,794,406

OPERATING EXPENSES:

Selling, general and administrative
     ........................................        1,657,029         1,694,242         3,360,080         3,329,845

Amortization and other post-
   acquisition expenses .....................          263,148           213,816           468,720           391,714
                                                  ------------      ------------      ------------      ------------

OPERATING INCOME ............................          651,950           883,970         1,413,265         2,072,847

OTHER INCOME (EXPENSE):

   Interest expense .........................         (294,982)         (213,040)         (517,729)         (436,167)

   Interest and other income ................            1,466            81,525            16,050            94,954
                                                  ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ..................          358,434           752,455           911,586         1,731,634

INCOME TAX EXPENSE ..........................          124,028           305,421           344,872           688,649
                                                  ------------      ------------      ------------      ------------

NET INCOME ..................................     $    234,406      $    447,034      $    566,714      $  1,042,985
                                                  ============      ============      ============      ============

EARNINGS PER SHARE:
    Basic ...................................     $       0.05      $       0.10      $       0.13      $       0.24
    Diluted .................................     $       0.05      $       0.10      $       0.12      $       0.23

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ...................................        4,420,596         4,387,024         4,414,865         4,384,225
    Diluted .................................        4,542,690         4,434,815         4,553,461         4,438,817



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     March 31,
                                                                           ----------------------------
                                                                                1998            1997
                                                                                ----            ----

OPERATING ACTIVITIES
Net Income ...........................................................     $   566,714      $ 1,042,985
   Noncash items net income:

      Depreciation and amortization ..................................       1,145,103        1,139,535
      Deferred income taxes ..........................................            --               --
      Increase (decrease) in allowance for doubtful accounts .........          (2,246)          20,640
      Gain on disposition of property and equipment ..................            (473)        (100,567)
   Changes in operating working capital:
        Accounts receivable ..........................................      (1,214,986)       1,348,705
        Inventories ..................................................      (1,127,025)        (905,461)
        Prepaid expenses and other assets ............................        (112,205)        (234,133)
        Accounts payable .............................................       1,244,286          630,259
        Accrued and other current liabilities ........................        (472,818)      (1,022,414)
        Income taxes payable .........................................        (874,829)        (626,685)
                                                                           -----------      -----------

   Net cash provided by (used in) operations .........................        (848,479)       1,292,864

INVESTING ACTIVITIES
   Additions to property, plant and equipment ........................      (1,766,327)        (665,770)
   Proceeds from disposition of property, plant and equipment ........           5,513          128,800
   Increase in other assets ..........................................         (11,111)         (16,811)
   Acquisition of Foremost Manufacturing, Inc. .......................      (5,500,000)            --
   Decrease in restricted cash .......................................          39,900             --
                                                                           -----------      -----------

   Net cash used in investing activities .............................      (7,232,025)        (553,781)

FINANCING ACTIVITIES
   Repayment of long-term debt .......................................        (945,347)        (861,057)
   Proceeds from issuance of notes payable ...........................       8,242,658             --
   Decrease in stock purchase plan notes .............................         314,857           39,998
   Purchase of treasury stock ........................................        (160,962)         (85,099)
   Net proceeds from issuance of common stock ........................         422,405           17,743
                                                                           -----------      -----------

   Net cash provided by (used in) financing activities ...............       7,873,611         (888,415)
                                                                           -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................        (206,893)        (149,332)
CASH AND CASH EQUIVALENTS:
 Beginning of period .................................................         747,404          844,615
                                                                           -----------      -----------
 End of period .......................................................     $   540,511      $   695,283
                                                                           ===========      ===========



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997


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

2.       INVENTORIES

         Inventories consist of the following:

                                                 March 31,     September 30,
                                                   1998            1997
                                               ------------    -------------

               Raw materials .............     $  5,827,480     $  4,711,780
               Finished products .........        4,680,619        3,839,108
                                               ------------     ------------

               Total .....................     $ 10,508,099     $  8,550,888
                                               ============     ============

3.       ACQUISITION OF FOREMOST MANUFACTURING, INC.:

         On November 13, 1997, the Company purchased all of the outstanding stock of Foremost Manufacturing, Inc. (Foremost) for $5.25 million in cash and $0.25 million in the Company's common stock (25,907 shares). Goodwill of $4.7 million was recorded as a result of the acquisition. The results of operation for Foremost have been included since the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL INFORMATION:

         Tufco Technologies, Inc. (formerly Tufco Holding Company, the "Company") was organized in 1992 to acquire Tufco Industries, Inc. (located in Green Bay, WI) which was incorporated in Wisconsin in 1974. Executive Converting Corporation (located in Dallas, TX) was acquired in 1994. Hamco, Industries, Inc. (located in Newton, NC) was acquired in 1995. Foremost Manufacturing, Inc. (located in St. Louis, Missouri) was acquired November 13, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:
($000s)

                            Three Months Ended                                        Six Months Ended
                                March 31,                   Period-to-Period               March 31,             Period-to-Period
                        --------------------------                Change            ----------------------              Change
                           1998            1997                $         %             1998         1997            $          %
                        ----------      ----------          ------    ------        ---------     --------       -------    -------

Net Sales                $19,006         $15,032             3974       26            $35,697     $30,729         4968          16

Gross Profit               2,572           2,792             -220       -8              5,242       5,794         -552         -10
                            13.5%           18.6%                                        14.7%       18.9%

Operating Expenses         1,920           1,908               12        1              3,829       3,722          107           3
                            10.1%           12.7%                                        10.7%       12.1%

Operating Income             652             884             -232      -26              1,413       2,073         -660         -32
                             3.4%            5.9%                                         4.0%        6.7%

Interest Expense             295             213               82       38                518         436           82          19
                             1.6%            1.4%                                         1.5%        1.4%

Net Income               $   234         $   447             -213      -48                567       1,043         -476         -46
                             1.2%            3.0%                                         1.6%        3.4%

ANALYSIS OF NET SALES, PERCENTAGES OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:
($000s)

                            Three Months Ended                                        Six Months Ended
                                March 31,                   Period-to-Period               March 31,             Period-to-Period
                        --------------------------                Change            ----------------------              Change
                           1998            1997                $         %             1998         1997            $          %
                        ----------      ----------          ------    ------        ---------     --------       -------    -------

Business Imaging
Products                  $ 8,393         $ 8,056             337         4           16,149       6,159            -10         0
                               44%             54%                                        45%         53%

Custom Converting
& Specialty
Printing                  $ 4,178           4,065             113         3            8,085       9,123          -1038       -11
                               22%             27%                                        23%         30%
Paint Sundry
Products                  $ 4,585           2,359           2,226        94            8,332       4,250          4,082        96
                               24%             16%                                        23%         14%
Away-From-Home
Products                  $ 1,850             552           1,298       235            3,131       1,197          1,934       162
                               10%              4%                                         9%          4%

Total Net Sales           $19,006         $15,032           3,974        26           35,697       0,729          4,968        16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

ACQUISITION OF FOREMOST MANUFACTURING, INC.:

The $5.25 million interim loan matures on May 15, 1998; the Company is in the process of changing its banking relationship and has received a commitment from its new lender to refinance this loan at that time. Foremost manufactures and distributes products similar to those produced and distributed by the Company in its Paint Sundries market sector.

NET SALES:

Net sales increased $4.0 million (26%) and $5.0 million (16%) for the three and six month periods, primarily due to the additive impact of Foremost which generated net sales of $2.3 million and $3.7 million for the respective three and six month periods. Adjusted for this impact, sales increased $1.7 million (10%) and $1.3 million (4%) for the three and six month periods. The Away-From-Home market sector was primarily responsible for the increase in net sales, posting increases of $1.3 million (235%) and $1.9 million (162%) for the three and six month periods. For the three month period, the Company's Business Imaging and Custom Converting sectors showed moderate increases in net sales at $0.3 million (4%) and $0.1 million (3%) respectively. For the six-month period, Business Imaging sales are relatively flat versus one year ago. The Business Imaging market has become increasingly competitive in recent months, with many of the Company's competitors offering deep discounts off established prices. Tufco has responded to these competitive intrusions with reduced prices and rebate programs in certain situations. Tufco will continue to offer competitive prices to its Business Imaging customers in order to maintain its market share which may result in diminished profits in future periods. Custom Converting sales were down $1.0 million (-11%) for the six months due to the non-renewal of tissue converting contracts in the first quarter of fiscal 1998.

GROSS PROFIT:

Gross profit declined $0.2 million (8%) and $0.5 million (10%) for the three and six month periods. The Business Imaging Sector has reduced its selling prices in an effort to battle prices offered by competitors. The result has been sharp reductions in margin from the same three and six month periods from one year ago. In order to support reduced pricing and attempt to increase gross profit in this, sector management will attempt to renegotiate material supply agreements and decrease labor costs through capital investment. However, management cannot guarantee short-term improvement if market prices remain at current levels. In addition, the non-renewal of contract converting services during the first fiscal quarter resulted in lower margins for the Custom Converting sector. Finally, the sales growth in the Away-From-Home sector has been achieved at low margins due to the high cost of labor, materials and freight associated with the start-up in this sector. As sales grow, management will attempt to use the increased volume to negotiate improved pricing on base tissue. Additionally, the Company has already begun relocating production assets to its facilities in the Southeast and Southwest in an effort to reduce labor cost and freight. Management believes that these changes, along with continued sales growth, will ultimately improve the profitability of this sector; however, management cannot rule out continued competitive pressures on gross profit margins in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

OPERATING EXPENSES:

Operating expenses increased only $12,000 (1%) and $107,000 (3%) for the three and six month periods. Adjusted for the additive effect of the Foremost acquisition, operating costs are actually down $190,000 for the quarter and down $250,000 for the six months. The primary cause for the decrease is lower administrative and sales compensation expense.

OPERATING INCOME:

Operating income declined $0.2 million (26%) and $0.7 million (32%) for the three and six month periods due to reduced selling prices and corresponding lower gross profit in the Business Imaging market sector resulting from market competition. Additionally, the loss of contract custom converting service revenue contributed to lower gross profit for the six-month period. Operating income for Foremost since the date of acquisition has been $0.2 million.

INTEREST EXPENSE:

Interest expense increased $82,000 for the three and six month periods. Interest expense associated with the debt incurred in the Foremost acquisition was $112,000 for the second fiscal quarter and $167,000 year to date. Adjusted for this, interest expense was down $30,000 and $85,000 for the three and six-month periods due to reduced average borrowings.

NET INCOME AND EARNINGS PER SHARE:

For the three and six month periods, net income declined $0.2 million (48%) and $0.5 million (46%) respectively. Earnings per share decreased correspondingly, down $0.05 and $0.11 for the three and six month periods. The primary causes for the decline were lower selling prices and gross profit from the sale of Business Imaging products and lower sales of contract converting services.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended March 31, 1998, the Company used $0.8 million to fund operating activities. The use of cash was principally a timing issue surrounding the collection of accounts receivable. Due to turnover in personnel coupled with the conversion of the Company's accounting information system at March 1, 1998, routine collection efforts were less rigorously enforced. As a result the balance of accounts receivable is unusually high at March 31. Normal collection efforts have been restored, and management believes that the excess receivable balance will be rapidly collected.

Net cash used in investing activities was $7.2 million and was primarily associated with the acquisition of Foremost ($5.5 million) and the purchase of production equipment ($1.8 million).

Net cash provided by financing activities was $7.9 million for the six-month period. The Company borrowed $5.25 million and issued $0.25 million in the Company's common stock to finance the acquisition of Foremost. In addition, the Company borrowed funds under its working capital line of credit to facilitate the purchase of capital equipment.

In April of 1998, the Company reached an agreement with Chase Bank of Texas whereby Chase would become the Company's primary lender, replacing Bank One, Wisconsin. The Company anticipates completing the refinancing on or before May 31, 1998. The Agreement will facilitate the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

refinancing of approximately $10.7 million of the Company's term debt with repayment over seven years, and replacing the Company's working capital line of credit with a $7 million line. Management anticipates that the new agreement, coupled with cash flow from operations, will be sufficient to fund the Company's operations for the foreseeable future.

As of May 6, 1998, the Company had approximately $1.7 million available under its revolving credit line with Bank One and will have approximately $2.0 million available under its new line at Chase.

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



                                            TUFCO TECHNOLOGIES, INC.





Date:         May 14, 1998         /s/ Louis LeCalsey, III
                                   --------------------------------------------
                                   Louis LeCalsey, III
                                   Chief Executive Officer





Date:         May 14, 1998         /s/ Greg Wilemon
                                   --------------------------------------------
                                   Greg Wilemon
                                   Chief Financial Officer/Chief Operating
                                   Officer, Secretary, Treasurer and Vice
                                   President - Finance

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
  27                       Financial Data Schedule