Form 10-Q
period 1998-06-30
TUFCO TECHNOLOGIES INC
filed 1998-08-14
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998
                                                 -------------

                         Commission file number 0-21018
                                                -------

                            TUFCO TECHNOLOGIES, INC.

           Delaware                                           39-1723477
---------------------------------                         --------------------
  (State of other jurisdiction                           (IRS Employer ID No.)
of incorporation of organization)

                     4800 Simonton Road, Dallas, Texas 75244
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (972) 789-1079
                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X    No
            ---      ---

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at August 14, 1998
         -----                                     ------------------------------
Common Stock, par value $0.01 per share                      3,707,726

Non-Voting Common Stock, par value $.01 per share              709,870


                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I:  CONDENSED FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1998 (Unaudited) and September 30, 1997                               3

         Condensed Consolidated Statements of Income for the three months
         and nine months ended June 30, 1998 and 1997 (Unaudited)                       4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1998 and 1997 (Unaudited)                           5

         Notes to Condensed Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            7


PART II: OTHER INFORMATION                                                             12

SIGNATURES                                                                             13


                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             June 30,         September 30,
                                                                                               1998               1997
                                                                                            ------------      ------------
                                             Assets

CURRENT ASSETS:
   Cash and cash equivalents ...........................................................    $    817,649      $    747,404
   Restricted cash .....................................................................              --            60,128
   Accounts receivable, net ............................................................      10,357,430         7,637,121
   Inventories .........................................................................      10,001,708         8,550,888
   Prepaid expenses and other current assets ...........................................         502,908           320,109
   Income taxes receivable .............................................................         270,702                --
   Deferred income taxes ...............................................................         419,000           419,000
                                                                                            ------------      ------------

         Total current assets ..........................................................      22,369,397        17,734,650


PROPERTY, PLANT AND EQUIPMENT-Net ......................................................      18,302,730        16,990,227
GOODWILL -Net ..........................................................................      18,035,866        13,732,074
OTHER ASSETS- Net ......................................................................         846,644           588,414
                                                                                            ------------      ------------

TOTAL ..................................................................................    $ 59,554,637      $ 49,045,365
                                                                                            ============      ============



                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ...................................................    $  1,841,659      $  1,910,357
   Accounts payable ....................................................................       6,537,223         3,137,177
   Accrued payroll, vacation and payroll taxes .........................................         630,483           824,995
   Other current liabilities ...........................................................         753,481           987,290
   Income taxes payable ................................................................              --           649,570
                                                                                            ------------      ------------

         Total current liabilities .....................................................       9,762,846         7,509,389

LONG-TERM DEBT- Less current portion ...................................................      15,158,964         8,587,999
DEFERRED INCOME TAXES ..................................................................       1,580,000         1,580,000


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,786,223 and 3,733,830 shares issued, respectively .............................          37,862            37,338
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding ...........................................           7,099             7,099
   Additional paid-in capital ..........................................................      23,961,301        23,539,420
   Retained earnings ...................................................................       9,680,805         8,548,543
   Treasury stock at cost, 78,497 and 59,804 voting common shares, respectively ........        (534,045)         (349,371)
   Stock purchase plan notes ...........................................................        (100,195)         (415,052)
                                                                                            ------------      ------------

        Total stockholders' equity .....................................................      33,052,827        31,367,977
                                                                                            ------------      ------------
   TOTAL ...............................................................................    $ 59,554,637      $ 49,045,365
                                                                                            ============      ============


            See notes to condensed consolidated financial statements

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          June 30,                          June 30,
                                             ------------------------------      ------------------------------
                                                  1998              1997             1998               1997
                                                  ----              ----             ----               ----
NET SALES ..............................     $ 19,921,451        17,233,621      $ 55,617,979        47,962,185

COST OF SALES ..........................       16,819,674        13,864,882        47,274,137        38,799,040
                                             ------------      ------------      ------------      ------------

GROSS PROFIT ...........................        3,101,777         3,368,739         8,343,842         9,163,145

OPERATING EXPENSES:

Selling, general and administrative ....        1,680,082         1,743,749         5,040,162         5,073,594

Amortization and other post-
   acquisition expenses ................          203,543           162,066           672,263           553,780
                                             ------------      ------------      ------------      ------------

OPERATING INCOME .......................        1,218,152         1,462,924         2,631,417         3,535,771

OTHER INCOME (EXPENSE):

   Interest expense ....................         (357,483)         (245,359)         (875,212)         (681,526)

   Interest and other income ...........           16,597           238,799            32,647           333,753
                                             ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES .............          877,266         1,456,364         1,788,852         3,187,998

INCOME TAX EXPENSE .....................          311,718           547,699           656,590         1,236,348
                                             ------------      ------------      ------------      ------------

NET INCOME .............................     $    565,548      $    908,665      $  1,132,262      $  1,951,650
                                             ============      ============      ============      ============

EARNINGS PER SHARE:
    Basic ..............................     $       0.13      $       0.21      $       0.26      $       0.45
    Diluted ............................     $       0.13      $       0.20      $       0.25      $       0.44

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ..............................        4,418,929         4,382,661         4,416,220         4,385,632
    Diluted ............................        4,493,008         4,437,661         4,553,310         4,438,374



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                                June 30,
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
OPERATING ACTIVITIES
Net Income ......................................................     $ 1,132,262      $ 1,951,650
   Noncash items net income:

        Depreciation and amortization ...........................       1,913,595        1,723,041
        Deferred income taxes ...................................              --               --
        Increase in allowance for doubtful accounts .............           3,020           29,640
        Gain on disposition of property and equipment ...........          (4,473)        (101,167)
   Changes in operating working capital:
        Accounts receivable .....................................      (1,607,178)         441,117
        Inventories .............................................        (620,634)        (283,170)
        Prepaid expenses and other assets .......................        (398,508)        (381,638)
        Accounts payable ........................................       2,440,947          434,346
        Accrued and other current liabilities ...................        (632,047)        (884,661)
        Income taxes payable ....................................        (968,941)        (321,594)
                                                                      -----------      -----------

   Net cash provided by (used in) operations ....................       1,258,043        2,607,564

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...................      (2,795,628)      (1,484,494)
   Proceeds from disposition of property, plant and equipment ...           9,513          128,800
   Increase in other assets .....................................         (16,666)         (14,566)
   Acquisition of Foremost Manufacturing, Inc. ..................      (5,250,000)              --
   Decrease in restricted cash ..................................          60,128               --
                                                                      -----------      -----------

   Net cash used in investing activities ........................      (7,992,653)      (1,370,260)

FINANCING ACTIVITIES
   Repayment of long-term debt ..................................      (1,595,022)      (1,228,352)
   Proceeds from issuance of notes payable ......................       8,097,289               --
   Decrease in stock purchase plan notes ........................         314,857           54,996
   Purchase of treasury stock ...................................        (184,674)         (89,066)
   Net proceeds from issuance of common stock ...................         172,405           23,732
                                                                      -----------      -----------

   Net cash provided by (used in) financing activities ..........       6,804,855       (1,238,690)
                                                                      -----------      -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS .....................          70,245           (1,386)
CASH AND CASH EQUIVALENTS:
 Beginning of period ............................................         747,404          844,615
                                                                      -----------      -----------
 End of period ..................................................     $   817,649      $   843,229
                                                                      ===========      ===========

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1997 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 23, 1997. Operating results for the nine-month period are not necessarily indicative of results expected for the remainder of the year.

2.       INVENTORIES

         Inventories consist of the following:

                                               June 30,      September 30,
                                                 1998            1997
                                             -----------     -----------
               Raw materials ...........     $ 4,973,384     $ 4,711,780
               Finished products .......       5,028,324       3,839,108
                                             -----------     -----------

               Total ...................     $10,001,708     $ 8,550,888
                                             ===========     ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:

($000s)

                         Three Months Ended       Period-to-Period     Nine Months Ended     Period-to-Period
                              June 30,                 Change               June 30,              Change
                         ------------------                            -----------------
                         1998          1997          $         %       1998         1997       $            %
                         ----          ----         ---       ---      ----         ----      ---          ---
Net Sales              $19,921      $17,234        2688       16      $55,618     $47,962     7656          16

Gross Profit             3,102        3,369        -267       -8        8,344       9,163     -819          -9
                          15.6%        19.5%                             15.0%       19.1%

Operating Expenses       1,884        1,906         -22       -1        5,712       5,627       85           2
                           9.5%        11.1%                             10.3%       11.7%

Operating Income         1,218        1,463        -245      -17        2,631       3,536     -904         -26
                           6.1%         8.5%                              4.7%        7.4%

Interest Expense           357          245         112       46          875         682      194          28
                           1.8%         1.4%                              1.6%        1.4%

Net Income             $   566      $   909        -343      -38        1,132       1,952     -819         -42
                           2.8%         5.3%                              2.0%        4.1%

ANALYSIS OF NET SALES, PERCENTAGES OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:

($000s)

                         Three Months Ended       Period-to-Period         Nine Months Ended        Period-to-Period
                              June 30,                 Change                   June 30,                 Change
                         ------------------                                -----------------
                         1998          1997          $         %           1998         1997          $            %
                         ----          ----         ---       ---          ----         ----         ---          ---
Business Imaging
Products              $ 7,830      $ 8,656         -826       -10         23,979       24,815         -836         -3
                           39%          50%                                   43%          52%

Custom Converting
& Specialty
Printing              $ 4,738        4,898         -160        -3         12,823       14,021        -1198         -9
                           24%          28%                                   23%          29%
Paint Sundry
Products              $ 5,398        2,563        2,835       111         13,730        6,813        6,917        102
                           27%          15%                                   25%          14%
Away-From-Home
Products              $ 1,955        1,117          838        75          5,086        2,314        2,772        120
                           10%           6%                                    9%           5%

Total Net Sales       $19,921      $17,234        2,688        16         55,618       47,962        7,656         16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NET SALES:

Net sales increased $2.7 million (16%) and $7.7 million (16%) for the three and nine month periods, primarily due to the additive impact of Foremost which generated net sales of $2.7 million and $6.4 million for the respective three and nine month periods. Adjusted for this impact, sales for the three month period were level with the prior year and up $1.3 million for the nine month period. Sales of the Company's Business Imaging products were down $0.8 million for the quarter and nine month period as a result of price reductions and rebates which the Company employed throughout the quarter in response to aggressive discount pricing introduced by its competition. Unit volume did not decline and Tufco will continue to offer competitive prices to its Business Imagining customers in order to maintain its market share which may result in diminished profits in future periods. Sales in the Custom Converting sector were down $0.2 million (3%) for the quarter due to reduced orders from a large seasonal customer resulting from the mild weather conditions experienced during the past winter. For the nine month period, Custom Converting sales were down $1.2 million (9%) due primarily to non-renewal of tissue converting contracts in the first quarter of fiscal 1998. The Away-From-Home sector continued to show strong sales growth, up $0.8 million (75%) and $2.8 million (120%) for the respective three and nine month periods.

GROSS PROFIT:

Gross profit declined $0.3 million (8%) and $0.8 million (9%) for the three and nine month periods. The Business Imaging Sector has reduced its selling prices in an effort to battle prices offered by competitors. The result has been sharp reductions in margin from the same three and nine month periods from one year ago. Management has been successful in negotiating reductions in its cost of raw materials and the Company has invested in equipment which will require reduced labor cost to operate when installed and operational. These changes were necessary to support the reduced selling prices and attempt to improve gross margins. However, management cannot guarantee short-term improvement if market prices remain at current levels. In addition, the non-renewal of contract converting services during the first fiscal quarter resulted in lower margins for the Custom Converting sector. Gross profit derived from the Company's Paint Sundries sector increased due to the increased sales from the Foremost acquisition. Finally, the sales growth in the Away-From-Home sector has been achieved at low margins due to the high cost of labor, materials and freight associated with the start-up in this sector. As sales grow, management will attempt to use the increased volume to negotiate improved pricing on base tissue. Additionally, the Company has already begun relocating production assets to its facilities in the Southeast and Southwest in an effort to reduce labor cost and freight. Management believes that these changes, along with continued sales growth, will ultimately improve the profitability of this sector; however, management cannot rule out continued competitive pressures on gross profit margins in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

OPERATING EXPENSES:

Operating expenses decreased $22,000 (-1%) and have increased only $85,000 (2%) for the three and nine month periods. Adjusted for the additive effect of the Foremost acquisition, operating costs are actually down $258,000 for the quarter and down $513,000 for the nine months. The primary cause for the decrease is lower administrative and sales compensation expense.

OPERATING INCOME:

Operating income declined $0.2 million (17%) and $0.9 million (26%) for the three and nine month periods due to reduced selling prices and corresponding lower gross profit in the Business Imaging market sector resulting from market competition. Additionally, the loss of contract custom converting service revenue contributed to lower gross profit for the nine-month period.
Operating income for Foremost since the date of acquisition has been $0.7 million.

INTEREST EXPENSE:

Interest expense increased $0.1 million and $0.2 million for the three and nine month periods. Interest expense associated with the debt incurred in the Foremost acquisition was $0.1 million for the second fiscal quarter and $0.3 million year to date. Adjusted for this, interest expense was down $0.1 million for the nine-month period due to reduced average borrowings.

NET INCOME AND EARNINGS PER SHARE:

For the three and nine month periods, net income declined $0.3 million (38%) and $0.8 million (42%) respectively. Diluted earnings per share decreased correspondingly, down $0.07 and $0.19 for the three and nine month periods. The primary causes for the decline were lower selling prices and gross profit from the sale of Business Imaging products and lower sales of contract converting services.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended June 30, 1998, the Company generated $1.3 million to fund operating activities. Management has utilized new accounting systems to extend the accounts payable cycle, and negotiated extended payment terms for its accounts payable in an effort to increase working capital and reduce debt. This effort contributed to cash provided by operations, and was partially offset by longer payment terms granted to certain seasonal customers of the Company.

Net cash used in investing activities was $8.2 million and was primarily associated with the acquisition of Foremost ($5.5 million, $0.25 million of which was financed through issuance of the Company's common stock) and the purchase of production equipment ($2.8 million).

Net cash provided by financing activities was $7.1 million for the nine-month period. The Company borrowed $5.25 million to finance the acquisition of Foremost. The $5.25 million interim loan matured on May 15, 1998; the Company is in the process of changing its banking relationship and has received a commitment from its new lender to refinance this loan. In addition, the Company borrowed funds under its working capital line of credit to facilitate the purchase of capital equipment.

In July of 1998, the Company reached an agreement with Core States Bank whereby Core States would become the Company's primary lender, replacing Bank One, Wisconsin. The Company anticipates

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

completing the refinancing on or before September 1, 1998. The Agreement will facilitate the refinancing of approximately $10.7 million of the Company's term debt with repayment over seven years, and replacing the Company's working capital line of credit with a $9 million line. Management anticipates that the new agreement, coupled with cash flow from operations, will be sufficient to fund the Company's operations for the foreseeable future.

As of August 6, 1998, the Company had approximately $2.4 million available under its revolving credit line with Bank One and will have approximately $3.5 million available under its new line at Core States.

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



                                        TUFCO TECHNOLOGIES, INC.





Date:  August 14, 1998                  /s/ Louis LeCalsey, III
                                        ---------------------------------
                                        Louis LeCalsey, III
                                        Chief Executive Officer





Date:  August 14, 1998                  /s/ Greg Wilemon
                                        ---------------------------------
                                        Greg Wilemon
                                        Chief Financial Officer/Chief
                                        Operating Officer, Secretary,
                                        Treasurer and Vice President - Finance

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  27                Financial Data Schedule