Form 10-K405
period 1998-09-30
TUFCO TECHNOLOGIES INC
filed 1998-12-22
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1998. Commission file number 0-21018.

                            TUFCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       39-1723477
                --------                                       ----------
   (State of other jurisdiction                          (IRS Employer ID No.)
 of incorporation or organization)

                     4800 Simonton Road, Dallas, Texas 75244
                     ---------------------------------------
                    (Address of principal executive offices)
                                 (972) 789-1079
                                 --------------
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   -------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
               ---------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [XX]

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of December 11, 1998, was approximately $8,085,992. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 11, 1998. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant's Common Stock outstanding as of December 11, 1998 was 3,786,223. The number of shares of the registrant's Non-Voting Common Stock outstanding at December 11, 1998 was 709,870.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1 - BUSINESS

GENERAL

        Tufco Technologies, Inc. ("Tufco" or the "Company") manufactures and distributes business imaging paper products and tissues, towels and wipes for public use facilities, provides diversified custom converting and specialty printing services, and distributes paint sundry products used in home improvement projects. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation ("ECC") and Hamco Industries, Inc. On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $.01 per share ("Common Stock"), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company's public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco Industries, Inc., substantially all of the assets of Hamco, Inc. for approximately $12.9 million in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., Executive Converting Corporation and Hamco Industries, Inc. were transferred to Tufco, L.P., a Nevada limited partnership, in which Tufco Tech, Inc. is the sole managing general partner and is wholly owned by the Company. On November 13, 1997 the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.7 million and 25,907 shares of Common Stock.

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

Custom Converting Market Sector

        Tufco Technologies has custom converting capability at three locations:
Green Bay, Wisconsin; Dallas, Texas; and Newton, North Carolina.

        The Company's converting capabilities at its Green Bay facilities include thermal and adhesive laminating, slitting, rewinding, cutting, folding and custom packaging. These facilities custom convert a wide array of materials, including polyethylene films, non-woven materials, paper, and tissue and toweling for the industrial converting market. Products include operating room towels, reinforced towels (towels with a polyethylene or polypropylene mesh to provide strength and durability), industrial and consumer wipes, medical drapes, feminine hygiene components, specialty roll and large roll tissue and toweling products, polyethylene and paper dropcloths, and window insulation products. The Company's winders can convert rolls of material up to 132 inches wide and slit widths as narrow as 3 inches. The Company has also invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as multi-ply dropcloths, reinforced material and breathable moisture barrier wraps. Machinery and equipment at the Green Bay facility have the capability, developed by the Company's in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

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

      Paint Sundry Market Sector

        The Company's Manning and St. Louis facilities manufacture and distribute home improvement products that are sold to paint and hardware distributors, home centers, and retail paint stores. To provide its customers with the industry's most complete line of paint sundry products, the Company supplements the products it manufactures by distributing products manufactured for the Company by others. Consumer disposable products include polyethylene, paper and canvas dropcloths, painters' coveralls, latex and vinyl gloves, paint strainers, and other allied items. These products are often used by homeowners performing do-it-yourself home improvement projects, contractors and painting professionals. The Company also sells a line of masking paper products for the automotive aftermarket. The Company has increased sales of consumer disposables by continually broadening and improving its product line, thereby allowing customers to consolidate their orders with a single vendor. In addition, the Company has attracted large buying groups through various volume incentives. To further increase sales, the Company developed a proprietary point of sale display, the "TUFPRO Paint Management System" that places in one location all of the necessary supplies (other than paint and brushes) for a typical home painting project.

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

        The Company's growth has been supported by its substantial capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $8 million on capital expenditures at its five locations. Through the Company's expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital additions include equipment which expand the Company's custom folding and packaging capabilities, and presses which enable the Company to print poly-laminate and thermal coated substrates. The Company has also expanded and modernized its roll-to-roll winding capacity. The Company believes it has sufficient capacity to meet its growth expectations.

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

SALES AND MARKETING

        Tufco Technologies markets its products and services nationally through its 31 full-time sales and service employees and 114 manufacturer's representatives and distributors. The Company's sales and service personnel are compensated on a base salary plus incentive bonus. The Company generally utilizes referrals and its industry reputation and presence to attract customers, and advertises on a limited basis in industry periodicals and shelter media and through cooperative advertising arrangements with its suppliers and customers.

        Customers generally purchase the Company's goods and services under project-specific purchase orders rather than long-term contracts; however, long term contracts are customary when the Company is required to purchase special machinery or materials to complete an order. The Company has recently reached agreements with several companies including Hallmark Cards, Inc., Procter & Gamble Manufacturing and Amoco Fabrics and Fibers, for specialized contract converting services focused on printing and packing. The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco's sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters.

        The customer base consists of approximately 1,000 companies, including large integrated paper companies, dealers and distributors of business imaging papers and away-from-home tissues and towels, and resellers of paint sundry products. There were no customers accounting for more than 10% of consolidated sales in fiscal 1998. Sales are generally made on a credit basis within limits set by the Company's executive management. The Company generally requires payment to be made within 30 days following shipment of goods.

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

        Competitors for the Company's products and services vary based upon the products and services offered. In Business Imaging Products, raw materials are inexpensive and readily available, and converting equipment is easily purchased. As a result, competition for Business Imaging customers is very strong, primarily from small regional suppliers and a few large national companies. Based on management's assessment of the market, no single firm offers the breadth of products offered by Tufco on a national basis. In the Company's industrial custom converting services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company's specialty printing services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company's capabilities in custom converting and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the custom converting and specialty printing lines. There is strong domestic competition and a modest amount of foreign competition in the manufacturing of Away-From-Home and paint sundry products.

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

EMPLOYEES

        At September 30, 1998, the Company had approximately 500 employees, of whom 150 were employed at its Green Bay facility, 100 at its Manning facility, 90 at its Dallas facility, 100 at its Newton facility, and 60 at its St. Louis facility. The Company has a non-union workforce and believes that its relationship with its employees is good.

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

        The Company leases 44,000 square feet of space in a facility contiguous to its Green Bay, Wisconsin, facility, which is currently used for certain warehouse, distribution, and packaging operations. This facility is leased from a partnership of which Samuel Bero and Patrick Garland, both directors of the Company, are two of several partners. The lease for this facility expires March, 2003. The Company has an option to renew this lease for an additional three years.

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

        In June 1996, the Company leased for five years and in October of 1996 occupied a new 62,000 square foot facility in Clarendon County, South Carolina, which was designed and constructed to house the production and distribution operations for the Company's paint sundry business. The Company has guaranteed to the lessor that, if the lease is not renewed, the residual market value of the building which was constructed at a cost of $1.5 million, will be at least $0.9 million. Management expects the building value will be at least $0.9 million; however, the Company cannot provide assurances as to the impact of future economic factors influencing the future value of the building. The Company also owns a 42,000 square foot facility in Manning, South Carolina that it is using for storage of bulk raw materials as well as the manufacturing of some away-from-home products. Operations in this facility will end effective December 31, 1998, and the Company will market the building for sale.

        The Company leases a 60,000 square foot building in St. Louis, Missouri from the former owners of Foremost Manufacturing Company in which it packages and distributes paint sundry products. This lease expires in November 2000.

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

        None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since the Company's initial public offering on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol "TFCO." The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

                                                          High          Low           Close
                                                          ----          ---           -----

        Fiscal 1994:
                      Quarter ended March 31, 1994       $ 9.56        $7.50         $ 7.50

                      Quarter ended June 30, 1994        $ 8.25        $6.50         $ 7.00

                      Quarter ended September 30, 1994   $ 7.25        $3.00         $ 6.00
        Fiscal 1995:
                      Quarter ended December 31, 1994    $ 7.25        $5.00         $ 6.50

                      Quarter ended March 31, 1995       $ 6.50        $4.25         $ 4.75

                      Quarter ended June 30, 1995        $ 5.50        $4.00         $ 5.50

                      Quarter ended September 30, 1995   $ 5.50        $4.13         $ 4.75
        Fiscal 1996:
                      Quarter ended December 31, 1995    $ 8.25        $4.50         $ 7.00

                      Quarter ended March 31, 1996       $ 8.00        $6.25         $ 7.25

                      Quarter ended June 30, 1996        $ 7.25        $5.25         $ 6.75

                      Quarter ended September 30, 1996   $ 7.25        $6.00         $ 6.25
        Fiscal 1997:
                      Quarter ended December 31, 1996    $ 8.25        $6.25         $ 7.25

                      Quarter ended March 31, 1997       $ 7.63        $6.00         $ 6.88

                      Quarter ended June 30, 1997        $ 7.50        $5.75         $ 6.38

                      Quarter ended September 30, 1997   $10.75        $6.00         $10.38
        Fiscal 1998:
                      Quarter ended December 31, 1997    $12.00        $9.50         $10.06

                      Quarter ended March 31, 1998       $11.25        $8.25         $ 8.75

                      Quarter ended June 30, 1998        $10.00        $6.50         $ 7.00

                      Quarter ended September 30, 1998   $ 8.00        $6.50         $ 7.00

        As of December 11, 1998, there were approximately 148 holders of record of the Common Stock. On December 11, 1998, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $6.13 per share.

        The Company has never paid dividends on its Common Stock. All notes except the Industrial Development Revenue Bonds are supported by loan agreements which contain certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Years Ended September 30,
                                                   ----------------------------------------------------------------------
                                                     1998          1997          1996            1995(1)         1994 (2)
                                                   --------      --------      --------         --------         --------
STATEMENT OF OPERATIONS DATA:
   Net sales .................................     $ 76,973      $ 65,750      $ 68,374         $ 47,987         $ 36,204
   Cost of sales .............................       65,903        53,835        56,042           39,796           29,724
                                                   --------      --------      --------         --------         --------

   Gross profit ..............................       11,070        11,915        12,332            8,191            6,480
   Selling, general, and
     administrative expenses .................        7,803         6,396         6,753            4,906            3,797
   Amortization and other post-
     acquisition expenses ....................        1,025           706           724              437              454
     Write-down of property ..................          250            --            --               --               --
                                                   --------      --------      --------         --------         --------

   Operating income ..........................        1,992         4,813         4,855            2,848            2,229
   Interest expense, net .....................       (1,151)         (849)       (1,093)            (885)            (575)
   Miscellaneous income ......................            3           327             5               46               64
                                                   --------      --------      --------         --------         --------

   Income before income taxes
     and extraordinary item ..................          844         4,291         3,767            2,009            1,718
   Income tax expense ........................          452         1,638         1,507              808              690
                                                   --------      --------      --------         --------         --------

   Net income before extraordinary item ......          392         2,653         2,260            1,201            1,028
   Extraordinary item-loss from early
     repayment of debt, net of income
     tax benefit of $32 ......................           62            --            --               --               --
                                                   --------      --------      --------         --------         --------

     Net income ..............................     $    330      $  2,653      $  2,260         $  1,201         $  1,028
                                                   ========      ========      ========         ========         ========

   Earnings per share:
   Income before extraordinary item
      Basic ..................................     $    .09      $    .61      $    .52         $    .37         $    .37
      Diluted ................................     $    .09      $    .60      $    .51         $    .37         $    .37
   Net income
      Basic ..................................     $    .07      $    .61      $    .52         $    .37         $    .37
      Diluted ................................     $    .07      $    .60      $    .51         $    .37         $    .37

   Weighted average common shares outstanding:
      Basic ..................................        4,420         4,384         4,386            3,247            2,789
      Diluted ................................        4,518         4,448         4,438            3,248            2,790

OTHER DATA:
   Depreciation and
     amortization(3) .........................     $  2,605      $  2,363      $  2,279         $  1,647         $  1,337
   Capital expenditures ......................        2,629         3,234         2,371            1,280            1,386

BALANCE SHEET DATA: (AT SEPTEMBER 30)
   Working capital ...........................     $ 12,594      $ 10,225      $ 10,553         $ 13,914         $  6,577
   Total assets ..............................       58,767        49,045        50,038           51,060           34,004
   Long-term debt ............................       17,697        10,498        13,350           18,897           10,369
   Stockholders' equity ......................       32,250        31,368        28,719           26,445           19,164

---------------

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Management's discussion of the Company's 1998 year in comparison to 1997, contains forward-looking statements regarding current expectations, risks and uncertainties for 1999 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled Business in this report, other factors that could cause or contribute to such differences include, among other items, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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

         In January 1994, the Company completed an initial public offering of its stock and concurrently purchased substantially all of the assets of Executive Converting Corporation (ECC). The Company issued 900,000 shares of its common stock on the NASDAQ Market at $9.00 per share, resulting in net proceeds of $6.8 million. The total cost of the ECC acquisition was $8.7 million consisting of $7.5 million in cash and 127,778 shares of the Company's common stock.

         In August 1995, the Company purchased substantially all of the assets of Hamco Industries, Inc. for a total cost of $14.2 million funded by the issuance of 1.2 million shares of the Company's common stock and additional bank borrowings.

         In November 1997, the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for a total cost of $6.2 million, including transaction costs, funded by the issuance of 25,907 shares of the Company's common stock and additional bank borrowings.

RESULTS OF OPERATIONS

         The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 1998 (current year or fiscal
1998), in comparison to the fiscal year ended September 30, 1997 (prior year or fiscal 1997), as well as the fiscal year ended September 30, 1996 (fiscal 1996).

         The following table sets forth, for the years ended September 30 (i) the percentage relationship of certain items from the Company's statements of income to net sales and (ii) the year-to-year changes in these items:

                                                    PERCENTAGE OF NET SALES               YEAR-TO-YEAR CHANGE
                                                    -----------------------               -------------------
                                                                                           1997 TO    1996 TO
                                                1998           1997           1996         1998       1997
                                                ----           ----           ----         ----       ----
Net sales ..................................   100.0%         100.0%         100.0%         17%        -4%
Cost of sales ..............................    85.6           81.9           82.0          22         -4
                                               -----          -----          -----

     Gross margin ..........................    14.4           18.1           18.0          -7         -3

Selling and administrative expenses ........    10.1            9.7            9.9          22         -5
Amortization and post-
acquisition expenses .......................     1.4            1.1            1.1          45         -2
Write-down of property .....................     0.3            0.0            0.0          --         --
                                               -----          -----          -----

     Operating income ......................     2.6            7.3            7.1         -59         -1

Interest expense, net ......................    -1.5           -1.3           -1.6          36        -23
Miscellaneous income .......................     0.0            0.5            0.0         -99         --
                                               -----          -----          -----
     Income before income taxes
     and extraordinary item ................     1.1            6.5            5.5         -80         14
Income tax expense .........................     0.6            2.5            2.2         -72          9
                                               -----          -----          -----

Net income before extraordinary item .......     0.5            4.0            3.3         -85         17
Extraordinary item..........................     0.1             --             --          --         --
                                               -----          -----          -----

Net income .................................     0.4%           4.0%           3.3%        -88%        17%
                                               =====          =====          =====       =====      =====


         The components of net sales are summarized in the table below:

                                                       1998                     1997                    1996
                                                -----------------        -----------------        -----------------
                                                            % of                     % of                     % of
                                                Amount      Total        Amount      Total        Amount      Total
                                                -----------------        -----------------        -----------------
                                                                      (Dollars in millions)
Business imaging paper products                 $  32.5       42%        $  33.4       51%        $  34.9       51%
Custom converting and specialty printing           19.2       25            20.2       30            22.4       33
Away-from-home products                             7.3        9             3.2        5             1.9        3
Paint sundry products                              18.0       24             9.0       14             9.2       13
                                                -------      ----        -------      ----        -------      ----

Net sales                                       $  77.0      100%        $  65.8      100%        $  68.4      100%
                                                =======      ====        =======      ====        =======      ====

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

         NET SALES for fiscal 1998 increased $11.2 million, or 17%, primarily due to the additive impact on the Paint Sundries sector of Foremost acquisition as well as growth in the Company's Away-From-Home market sector. Since the date of its acquisition by the Company in November of 1997, Foremost had net sales of $9.1 million. Adjusted for this fact, the Company's net sales increased $2.1 million. Sales of the Company's Away-From-Home (AFH) products increased $4.0 million or 122% in fiscal 1998 as the Company continued to penetrate this market. Due to the competitive nature of the AFH market and to the lack of an established base of customers, Tufco utilized aggressive pricing to secure new sales, resulting in low margins. Sales in Tufco's Business Imaging market sector declined $0.9 million or 3% from fiscal year 1997 due to reduced selling prices which were a result of increased competition in this market. Raw materials costs continued to decline in fiscal 1998, and the combination of low cost raw materials and the availability of used production assets allowed several new competitors to enter the market place for Business Imaging products. While the Company did not lose significant business volumes to these competitive intrusions, it did sacrifice margin and sales dollars due to the lower selling prices. Custom Converting sales declined $1.1 million or 5% due to the continued decline in service revenue from the outsourced converting of tissue and towels products, a trend which began in fiscal 1997 as several of the Company's customers merged, thereby decreasing their need to outsource these services. Tufco management has chosen to pursue multi-year agreements with companies who are seeking high quality technical printing and packaging services as a replacement of the sales lost as the tissue and towel producers internalized their converting needs. Establishment of these longer-term agreements generally requires an investment of one to two years in order to establish relationships and reach quality and productivity certifications which these customers require. As a result, the Company did not have significant sales or profit gains in Custom Converting in fiscal 1998. However, subsequent to the end of the 1998 fiscal year, the Company reached an agreement with Procter & Gamble Manufacturing whereby the Company will provide custom packaging and procurement support services for the introduction of three new products in the U.S. market. Additionally, the Company has reached a multi-year agreement with Hallmark Cards, Inc. to produce printed and unprinted tablecovers. Both of these agreements were the result of trial work which began in fiscal 1998.

         GROSS PROFIT decreased $0.8 million or 7% to $11.1 million in fiscal 1998. Adjusted for the effect of the Foremost acquisition, gross profit decreased $2.5 million or 21%. Gross margin decreased to 14.4% in fiscal 1998 from 18.1% in fiscal 1997. Gross margin was 13.8% in the current year after adjusting for the Foremost acquisition. The primary cause for the decline is the reduction in selling prices for products sold in the Company's Business Imaging market sector. In order to combat competitive intrusions into its customer base, the Company has lowered its prices and corresponding profit margins on its Business Imaging products. While management believes it is effectively retaining its customer base, profitability is still depressed and management cannot offer assurance that Business Imaging selling prices will rebound in the near term. Margins in the Custom Converting sector declined due to lower sales volume as well as higher raw material costs without corresponding increases in selling prices resulting in reduced coverage of fixed costs. Management believes the new contract converting agreements with Procter & Gamble Manufacturing and Hallmark Cards, Inc. will help increase margins in the Custom Converting sector. In addition to pricing concessions in Business Imaging and volume reductions in Custom Converting, the Company incurred higher than normal costs in employee benefit and worker's compensation expense. In both cases, the Company is responsible for paying all the claims up to a designated stop-loss. In fiscal 1998, the Company's cost for payment of health insurance claims increased $0.6 million or 100% over the prior year. Similarly, the cost of the Company paid workers' compensation claims increased $0.1 million or 32%. While management cannot be assured that these costs will decline in future years, historical trends indicate that the claims expense in 1998 was abnormal. Finally, margins in the Away-From-Home sector remained low due to low selling prices charged by the Company as it built its customer base. Management plans to increase its selling prices in fiscal 1999, and utilize its expanded volumes to negotiate lower casts of raw materials, thus improving margins in this sector.

         SELLING AND ADMINISTRATIVE EXPENSES increased $1.4 million or 22% over fiscal 1997. Selling and administrative costs for Foremost from the date of acquisition totaled $1.0 million, so the adjusted increase for the Company was $0.4 million or 6% over fiscal 1997. The increase was the result of annual wage increases and additional sales personnel added at the end of fiscal 1997. Included in the fiscal 1998 expense, the Company incurred $0.4 million in severance costs, primarily for certain executive positions which were eliminated during the year.

         GOODWILL AMORTIZATION AND POST-ACQUISITION EXPENSES increased $0.3 million in fiscal 1998 due to the amortization of Goodwill related to the acquisition of Foremost ($0.2 million) and to the establishment of a $0.1 million reserve for potential costs relating to an Indemnification Agreement with a related party.

         WRITE-DOWN OF PROPERTY relates to the $0.3 million reduction in the carrying value of certain property, which the Company owns in South Carolina, to its estimated market value as the Company prepares to list the property for sale. The Company has occupied a new leased facility in Manning, South Carolina, and by December 1998, the Company will cease all remaining operations in the property, which it owns.

         NET INTEREST EXPENSE increased $0.3 million due to the debt incurred to finance the acquisition of Foremost. Adjusted for this fact, interest expense declined $0.1 million due to reduced average borrowings throughout fiscal 1998.

          MISCELLANEOUS INCOME decreased $0.3 million in fiscal 1998. The income in fiscal 1997 related to the gain on the sale of converting assets ($0.1 million) and a favorable settlement of litigation ($0.2 million).

         INCOME TAXES were 54% of pretax earnings for fiscal 1998 compared to 38% for the prior year. The primary cause for the increase in the effective tax rate is the non-deductibility of amortization of Goodwill associated with the Foremost acquisition.

         EXTRAORDINARY ITEM in fiscal 1998 relates to loss on the early repayment of debt incurred by the Company to refinance virtually all of its debt. In August 1998, the Company signed a new syndicated debt agreement with First Union National Bank and Chase Bank of Texas which provided $10.7 million in term loans and up to $9.0 million in revolving loans.

         BASIC AND DILUTED EARNINGS PER SHARE after the effect of the extraordinary item were both 7 cents in fiscal 1998 compared to 61 and 60 cents respectively in fiscal 1997.

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

         NET SALES for fiscal 1997 decreased $2.6 million, or 4%, primarily due to lower custom converting revenue from the manufacturing of tissue and towel products for large integrated paper companies. Historically, sales of the Company's tissue and towel converting services have produced a large part of the custom converting sector revenue, but in fiscal 1997, mergers involving four of the Company's largest customers created excess internal production capacity and reduced the need for those companies to out-source. As a result, sales of custom converting services declined $2.2 million in fiscal 1997. In addition to reduced custom converting revenue, reductions in the cost which the Company pays for certain grades of paper used in its business imaging sector were passed through to Tufco's customers in the form of lower selling prices. The lower selling prices had the effect of reducing revenue in that sector by 8% in fiscal 1997; however, unit sales volume of business imaging products increased 4% resulting in a net revenue reduction of 4% from fiscal 1996. Finally, sales in the Company's Away-From-Home sector (tissues, towels and wipes sold for use in facilities outside of the home) increased in the current year by $1.3 million (68%) over fiscal 1996.

         GROSS MARGIN increased to 18.1% in fiscal 1997 from 18.0% in fiscal 1996. The reduction in sales of custom converting services had the effect of reducing the fiscal 1997 gross margin at the Company's Green Bay operating facility by $0.5 million compared to fiscal 1996. Additionally, the Company established a $0.3 million inventory reserve for excess stock, which reduced gross margin by 0.4 points, in fiscal 1997 primarily associated with certain products in the paint sundries sector. These two factors were offset by additional margin due to the portion of the lower paper cost retained by the Company in the Business Imaging sector, and due to increased margin from the Away-From-Home sector. Finally, during fiscal year 1996, approximately 36% of the Company's inventory was valued using the last in first out (LIFO) method, and sharp reductions in paper prices resulted in a reduction in the LIFO reserve and a corresponding increase in gross profit of $0.5 million (0.7 points of margin) for that year.

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

         SELLING AND ADMINISTRATIVE EXPENSES as a percentage of net sales, decreased to 9.7% in fiscal 1997 from 9.9% in fiscal 1996. Selling and administrative expenses decreased $0.4 million in fiscal 1997. In 1996, the Company accrued approximately $0.6 million in post employment costs associated with the resignation of its Chief Executive Officer and other management. After adjustment for this factor, selling and administrative costs increased $0.2 million (3%) from comparable operations for fiscal 1996. The increase was the result of additional sales personnel in the Away-From-Home sector.

         GOODWILL AMORTIZATION AND POST-ACQUISITION EXPENSES did not change materially from fiscal 1996.

         NET INTEREST EXPENSE decreased by $0.3 million to $0.8 million in fiscal 1997 from $1.1 million in fiscal 1996. The Company worked with its primary lender to revise its outstanding debt and its cash management in the second quarter of fiscal 1996. The debt revisions resulted in reducing the weighted average interest rate which the Company pays on its debt, the benefit of which was realized for the full year of fiscal 1997. The fiscal 1996 restructuring of cash management along with improved cash flow from operations in fiscal 1997 allowed the Company to lower its total borrowings under its working capital line of credit during fiscal 1997.

         MISCELLANEOUS INCOME increased by $0.3 million in fiscal 1997 due to a gain on the sale of converting assets ($0.1 million) and to a favorable settlement of litigation ($0.2 million).

         INCOME TAXES were 38% of pretax earnings for fiscal 1997 compared to 40% for fiscal 1996. In the second quarter of fiscal 1997, the Company reorganized its corporate structure to better serve its business needs. As a result of this reorganization, the Company's effective tax rate for the current year was reduced to 38% due to reductions in income based state tax expense. While current state tax laws support this form of corporate structure, Company management cannot be assured that these laws will not change in the future.

         BASIC AND DILUTED EARNINGS PER SHARE were 61 and 60 cents respectively in fiscal 1997 compared to 52 and 51 cents for fiscal 1996. The establishment of the reserve for inventory overstock had the effect of reducing earnings per share by 4 cents in fiscal 1997.

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

FISCAL 1998 (Dollars in thousands, except per share amounts)


                                                      First         Second          Third          Fourth
                                                     Quarter        Quarter        Quarter         Quarter
Net sales ...................................        $16,690        $19,006        $19,921        $ 21,356
Gross profit ................................          2,670          2,572          3,102           2,726
Operating expenses ..........................          1,909          1,920          1,884           3,365
Operating income (loss) .....................            761            652          1,218            (639)
Income (loss) before income taxes and
 extraordinary item .........................            553            358            877            (944)
Income tax expense (benefit) ................            221            124            311            (204)
Income (loss) before extraordinary item .....            332            234            566            (740)
Net income (loss) ...........................            332            234            566            (802)
Earnings (loss) per share:
         Basic ..............................            .08            .05            .13            (.18)
         Diluted ............................            .07            .05            .13            (.18)

FISCAL 1997 (Dollars in thousands, except per share amounts)

                                                      First         Second          Third         Fourth
                                                     Quarter        Quarter        Quarter        Quarter
Net sales ...................................        $15,697        $15,032        $17,233        $17,788
Gross profit ................................          3,002          2,792          3,369          2,752
Operating expenses ..........................          1,813          1,908          1,906          1,475
Operating income ............................          1,189            884          1,463          1,277
Income before income taxes ..................            979            752          1,456          1,104
Income tax expense ..........................            383            305            548            402
Net income ..................................            596            447            908            702
Earnings per share:
         Basic ..............................            .14            .10            .20            .17
         Diluted ............................            .13            .10            .21            .16

         The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, the Company's sales volume is at its lowest levels in the first and second fiscal quarters. Sales are generally at higher levels in the third and especially the fourth fiscal quarters.

         In the fourth quarter of fiscal 1998, the Company reported diminished gross profit and gross margin on sales as well as higher operating expenses. Gross profit and operating expenses were negatively impacted by higher health benefit and workers' compensation costs incurred under the Company's self funded programs. Expenses for these two programs increased by $0.8 million over the same period a year ago. These costs, combined with other unusual or extraordinary cost discussed previously, totaled $1.5 million in the fourth quarter of fiscal 1998. Additionally, the impact of strong competition in the Company's Business Imaging sector had a negative impact on gross profit in the fourth quarter of fiscal 1998 as selling prices for the Company's products were at their lowest point for the year. Operating expenses were also negatively impacted by higher costs of sales commissions paid to independent paint sundries sales representatives, higher than normal travel and meeting costs and the write-down of the South Carolina real property.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations decreased $3.4 million to $2.4 million in fiscal 1998. Cash generated from net income plus non-cash expenses was $3.4 million compared to $4.9 million in the prior year. Additionally, accounts receivable at September 30, 1998 were $1.6 million higher than at September 30, 1997, due to higher sales volumes in August and September of fiscal 1998. The average days of sales outstanding and reported in accounts receivable did not increase materially in 1998.

         Cash used in investing activities totaled $9.6 million in fiscal 1998 resulting from the cash acquisition costs of Foremost ($6.0 million), purchases of and deposits on production equipment and continued development and implementation of the Company's centralized Enterprise Resource Planning Computer System ($3.7 million). Cash provided by financing activities totaled $7.5 million and was used to fund the Foremost acquisition and to purchase production equipment.

         The Company's primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. On August 28, 1998, the Company entered into a syndicated financing arrangement with First Union National Bank (First Union) and Chase Bank of Texas, N.A. with First Union acting as agent. The agreement provides $10.7 million in term debt repayable in equal quarterly payments maturing in August 2005 and up to $9.0 million under a revolving credit agreement through June 2001. The Company paid approximately $0.1 million to its former lender to exit the prior credit agreement, principally in the form of prepayment penalties on the early repayment of term debt. Simultaneous with the refinancing, the Company entered into an interest rate swap arrangement with First Union which had the effect of creating a fixed rate of interest on the Company's term debt. As a result of this arrangement, the rate of interest on the term debt is fixed at 5.87%, plus a profit spread for the syndicated banks of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. Management believes that this hedge arrangement creates a desirable stability of future cash flows. At December 11, 1998, the Company had approximately $13.7 million in total borrowings outstanding, with $6.0 million available under the revolving credit agreement. Management believes its operating cash flow is adequate to service its long-term obligations as of September 30, 1998, and any budgeted capital expenditures.

         The new credit facility is secured by substantially all of the Company's assets and contains certain restrictive covenants, including minimum required net worth, minimum required cash flow, maximum allowable indebtedness and maximum allowable capital expenditures. At September 30, 1998 the Company failed to achieve the required Indebtedness to EBITDA financial covenant as defined by the bank resulting in a violation of its loan agreement. Management believes that the violation was the result of the transition of the financing and treasury management relationships under its former lender to the new arrangement with First Union. In December 1998, the violation was waived by the bank as of September 30, 1998, and management believes the Company will meet its covenants during fiscal 1999. At December 11, 1998, the Company was in compliance with all of its debt covenants.

         On November 13, 1997, the Company purchased all of the outstanding stock of Foremost Manufacturing, Inc. ("Foremost"), a St. Louis-based manufacturer and distributor of paint sundry products, for $5.25 million in cash and 25,907 shares of the Company's common stock valued at $0.25 million. The total cash purchase price of $5.25 million is subject to specified reductions to be finalized by January 1999, and to additional consideration of up to $900,000 based on specified sales levels through October 1998. The Company has calculated that the additional consideration will be $400,000 which has been reflected in the Company's September 30, 1998 financial statements, however, the former owners of Foremost have not yet reviewed or agreed to that calculation.

         The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

         The Company's allowance for uncollectible accounts receivable was $230,000 at December 11, 1998. Management believes that this allowance is adequate to provide for losses inherent in its accounts receivable.

         Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, periodically impact the Company's inventory values and net income. This was the case in fiscal years 1996 and 1997, when the prices of these commodities dropped. In fiscal 1998, the impact of inflation was minimal on the Company's inventory and net income. The Company is generally successful in passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company's products. Prior to these periods, the impact of inflation has been minimal on the Company's inventory and net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share" was effective for the Company's year ending September 30, 1998, and all prior-period EPS data was restated to conform with this Statement.

         SFAS 130, "Reporting Comprehensive Income" will be effective for the Company's year ending September 30, 1999; this Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements; SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company's year ending September 30, 2000; this Statement establishes standards for the valuation, classification and accounting of derivative instruments. The Company expects that the implementation of these standards will have no material effect on the financial statements.

         SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" will be effective for the Company's year ending September 30, 1999; this Statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's reportable operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

YEAR 2000 SYSTEMS ISSUES

         Many existing computer programs use only two digits to identify a year in the date field, and if not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Left uncorrected, year 2000 systems issues could have a material negative impact on the Company's operations and its profitability.

         In response to ongoing business needs, Tufco has begun implementing a new Enterprise Resource Planning system, and the year 2000 issue was one of the design pre-requisites for this new system. As of September 30, 1998, the Company has spent $1.6 million for hardware, software and consulting services related to the project, and management estimates it will spend an additional $0.2 million for completion of the conversion to the new system which began in fiscal 1998 and is scheduled to be completed in fiscal 1999. While the Company has taken every precaution to ensure that the new information system will operate properly in the year 2000, management has relied on assurances and warranties by its hardware and software vendors. The Company will continue to test its new systems for year 2000 compliance throughout the implementation process. The Company is in the process of evaluating the possible negative impact on the Company of year 2000 issues relating to its significant vendors and customers, and management anticipates completing that analysis by March 1999. The Company is also nearing completion on its analysis of the potential impact of embedded date sensitive programs included in any software used to operate its production equipment. While management has not uncovered any specific instances where year 2000 issues have not been addressed, the Company cannot rule out the possibility of difficulties arising from year 2000 issues.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are attached as Appendix to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors, and key employees of the Company are:

Name                                        Age               Positions With the Company
----                                        ---               --------------------------

Louis LeCalsey, III                         59                President and Chief Executive Officer
Gregory L. Wilemon                          38                Chief Financial Officer, Chief Operating
Officer and Secretary/Treasurer
Robert J. Simon (1)(2)(3)                   40                Chairman of the Board of Directors
Samuel J. Bero (1)(3)                       63                Director
Patrick J. Garland (1)(3)                   67                Director
C. Hamilton Davison, Jr.                    39                Director
Edward A. Leinss (2)                        57                Director
William J. Malooly (2)                      56                Director


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

         Gregory L. Wilemon--Mr. Wilemon has been Chief Financial Officer since September 18, 1995 and was appointed Secretary/Treasurer by the board effective November 12, 1995 and Chief Operating Officer in September 1996. Mr. Wilemon had been Chief Operating Officer at Executive Roll Manufacturing from 1991 until May of 1993. From 1993 until he rejoined the Company, Mr. Wilemon was Vice President of Finance at Great North American Companies. Prior to his earlier tenure with the Company, Mr. Wilemon was a Senior Business Planner with PepsiCo from 1987 to 1991.

         Robert J. Simon--Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989. Prior to that time, Mr. Simon held the following positions with Bradford Ventures Ltd.: Managing Director from 1990 to 1992; Senior Vice President from 1987 to 1990, and Vice President from 1985 to 1987. Mr. Simon is Chairman of the Board of HoloPak Technologies, Inc., a public company. Mr. Simon is either Chairman of the Board or a director of Paramount Cards, Inc., Parmarco Technologies, Inc., Overseas Equity Investors Ltd., Overseas Private Investors Ltd., Overseas Callander Fund, Ampco Metals, Inc. and several other privately held companies.

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

         William J. Malooly--Mr. Malooly has been the Chairman and Chief Executive Officer of Bank One, Green Bay since 1977.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The information called for by Item 10 with respect to compliance with Section 16
(a) of the Securities Exchange Act is incorporated by reference from the Proxy Statement relating to the Company's annual meeting to be held in 1999 (the "Proxy Statement"), which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

(a)  3. Exhibits. See Exhibit Index in part (c), below.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

(c)      Exhibit
         Number            Description
         ------            -----------

           2.1 Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the "Company"),
                      Charles Cobaugh and James Barnes (filed as exhibit 2.1 to the Company's Form 8-K dated November 13, 1997 filed with the Commission on November 26, 1997 file number 0-21018), incorporated by reference herein.

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

           10.3       Loan Agreement, dated May 1, 1992, between the Village of
                      Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit
                      10.11)

           10.4       1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

           10.5       Form of Employee Stock Purchase Agreement between the
                      Company and certain key employees of the Company. (1)
                      (Exhibit 10.17)

           10.6       1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
                      10.19)

           10.7       Amended Employment Agreement with Greg Wilemon, dated
                      September 18, 1995. (7) (Exhibit 10.11)

           10.8       Lease Agreement, dated as of March 1, 1995, between Bero,
                      Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (6) (Exhibit 10.13)

           10.9       Stock Option Plan for Carl B. Francis dated April 21,
                      1995. (6) (Exhibit 10.14)

           10.10      Lease Agreement dated as of April 1, 1996, between Bero,
                      Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (7) (Exhibit 10.15)

           10.11      Separation Agreement dated October 1, 1996 between Carl B.
                      Francis and the Company. (7) (Exhibit 10.17)

           10.12      Employment Agreement with Louis LeCalsey, III dated
                      September 19, 1996. (7) (Exhibit 10.18)

           10.13*     Credit Agreement among Tufco L.P. as Borrower, the
                      Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998.

           10.14*     ISDA Master Agreement and Schedule to the Master
                      Agreement dated as of July 30, 1998 between First Union
                      National Bank and Tufco, L.P.

           10.15*     First Amendment to Credit Agreement.

           21.1*      Subsidiaries of the Company.

           27.1*      Financial Data Schedule

         ----------
         *   Filed Herewith

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

         (5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1995.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

(c) See (a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 18, 1998.

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

              Signature                                         Title                         Date
              ---------                                         -----                         ----


/s/ Louis LeCalsey, III                             President, Chief Executive Officer    December 18, 1998
-----------------------------------                 and Director (Principal Executive
Louis LeCalsey, III                                 Officer)

/s/ Robert J. Simon                                 Chairman of the Board                 December 18, 1998
-----------------------------------
Robert J. Simon


/s/ Gregory L. Wilemon                              Chief Financial Officer, Chief        December 18, 1998
-----------------------------------                 Operating Officer and Secretary
Gregory L. Wilemon                                  (Principal Financial and
                                                    Accounting Officer)

/s/ Samuel J. Bero                                  Director                              December 18, 1998
-----------------------------------
Samuel J. Bero


/s/ Patrick J. Garland                              Director                              December 18, 1998
-----------------------------------
Patrick J. Garland


/s/ C. Hamilton Davison Jr.                         Director                              December 18, 1998
-----------------------------------
C. Hamilton Davison, Jr.


/s/ Edward A. Leinss                                Director                              December 18, 1998
-----------------------------------
Edward A. Leinss


/s/ William J. Malooly                              Director                              December 18, 1998
-----------------------------------
William J. Malooly

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS - ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------



                                                                                                                      PAGE
                                                                                                                      ----
INDEPENDENT AUDITORS' REPORT..........................................................................................F-2

FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of September 30, 1998 and 1997......................................................F-3

   Consolidated Statements of Income
      for the Years Ended September 30, 1998, 1997 and 1996...........................................................F-4

   Consolidated Statements of Stockholders' Equity
      for the Years Ended September 30, 1998, 1997 and 1996...........................................................F-5

   Consolidated Statements of Cash Flows
      for the Years Ended September 30, 1998, 1997 and 1996...........................................................F-6

   Notes to Consolidated Financial Statements.........................................................................F-7

INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
   Tufco Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
    ----------------------------
    Deloitte & Touche LLP

Dallas, Texas

December 10, 1998

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                                                  1998              1997
CURRENT ASSETS:
   Cash and cash equivalents                                                        $  1,006,110      $    747,404
   Restricted cash (Note 9)                                                               20,328            60,128
   Accounts receivable - net (Notes 3 and 7)                                          10,351,740         7,637,121
   Inventories (Notes 4 and 7)                                                         8,956,949         8,550,888
   Prepaid expenses and other current assets                                             303,605           320,109
   Deferred income taxes (Note 8)                                                        596,678           419,000
                                                                                    ------------      ------------

           Total current assets                                                       21,235,410        17,734,650

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 5 and 7)                                   17,360,302        16,990,227

GOODWILL - Net (Note 1)                                                               18,423,999        13,732,074

OTHER ASSETS - Net (Note 6)                                                            1,747,486           588,414
                                                                                    ------------      ------------

TOTAL                                                                               $ 58,767,197      $ 49,045,365
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 7)                                       $  1,670,810      $  1,910,357
   Accounts payable                                                                    4,559,341         3,137,177
   Accrued payroll, vacation and payroll taxes                                           681,236           824,995
   Other current liabilities                                                           1,629,519           987,290
   Income taxes payable (Note 8)                                                          64,367           649,570
                                                                                    ------------      ------------

           Total current liabilities                                                   8,605,273         7,509,389

LONG-TERM DEBT - Less current portion (Note 7)                                        16,025,796         8,587,999

DEFERRED INCOME TAXES (Note 8)                                                         1,885,653         1,580,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 11):
   Voting common stock; $.01 par value; 9,000,000 shares authorized;
      3,786,223 and 3,733,830 shares issued, respectively                                 37,862            37,338
   Nonvoting common stock; $.01 par value;  2,000,000 shares authorized;
      709,870 shares issued and outstanding                                                7,099             7,099
   Additional paid-in capital                                                         23,961,301        23,539,420
   Retained earnings (Note 7)                                                          8,878,453         8,548,543
   Treasury stock at cost, 78,497 and 59,804 voting common shares, respectively         (534,045)         (349,371)
   Stock purchase plan notes                                                            (100,195)         (415,052)
                                                                                    ------------      ------------

             Total stockholders' equity                                               32,250,475        31,367,977
                                                                                    ------------      ------------

TOTAL                                                                               $ 58,767,197      $ 49,045,365
                                                                                    ============      ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                           1998              1997              1996
NET SALES                                              $ 76,972,776      $ 65,750,571      $ 68,373,654
COST OF SALES                                            65,902,280        53,835,318        56,042,088
                                                       ------------      ------------      ------------
GROSS PROFIT                                             11,070,496        11,915,253        12,331,566

OPERATING EXPENSES:
   Selling, general and administrative                    7,803,493         6,395,727         6,752,663
   Amortization and other postacquisition expenses        1,024,620           706,180           723,966
   Write-down of property                                   250,000
                                                       ------------      ------------      ------------
           Total                                          9,078,113         7,101,907         7,476,629
                                                       ------------      ------------      ------------
OPERATING INCOME                                          1,992,383         4,813,346         4,854,937

OTHER INCOME (EXPENSE):
   Interest expense                                      (1,176,623)         (888,566)       (1,134,489)
   Interest income                                           26,055            38,928            41,628
   Miscellaneous                                              2,116           327,181             4,671
                                                       ------------      ------------      ------------
           Total                                         (1,148,452)         (522,457)       (1,088,190)
                                                       ------------      ------------      ------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                   843,931         4,290,889         3,766,747

INCOME TAX EXPENSE (Note 8)                                 451,790         1,637,603         1,507,230
                                                       ------------      ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM                            392,141         2,653,286         2,259,517

EXTRAORDINARY ITEM - Loss from early
   repayment of debt, net of income tax
   benefit of $32,059 (Note 7)                               62,231
                                                       ------------      ------------      ------------
NET INCOME                                             $    329,910      $  2,653,286      $  2,259,517
                                                       ============      ============      ============

EARNINGS PER SHARE:
   Income before extraordinary item:
      Basic                                            $        .09      $        .61      $        .52
                                                       ============      ============      ============
      Diluted                                          $        .09      $        .60      $        .51
                                                       ============      ============      ============

   Net income:
      Basic                                            $        .07      $        .61      $        .52
                                                       ============      ============      ============
      Diluted                                          $        .07      $        .60      $        .51
                                                       ============      ============      ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                  4,419,763         4,383,752         4,386,412
                                                       ============      ============      ============
   Diluted                                                4,517,849         4,447,727         4,437,702
                                                       ============      ============      ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                        COMMON STOCK
                                                                ---------------------------------------------------------------
                                                                            VOTING                          NONVOTING
                                                                -----------------------------     -----------------------------
                                                                   SHARES           AMOUNT           SHARES           AMOUNT
BALANCES AT OCTOBER 1, 1995                                        3,700,363     $     37,004          709,870     $      7,099

   Exercise of employee stock options                                  6,285               63

   Issuance of common stock                                           16,937              169

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 23,057 shares

   Net income
                                                                ------------     ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 1996                                     3,723,585           37,236          709,870            7,099

   Exercise of employee stock options                                 10,245              102

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 16,172 shares

   Net income
                                                                ------------     ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 1997                                     3,733,830           37,338          709,870            7,099

   Exercise of employee stock options                                 26,486              265

   Issuance of common stock - Foremost acquisition (Note 2)           25,907              259

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 18,693 shares

   Net income
                                                                ------------     ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 1998                                     3,786,223     $     37,862          709,870     $      7,099
                                                                ============     ============     ============     ============
                                                                 ADDITIONAL
                                                                  PAID-IN          RETAINED          TREASURY
                                                                  CAPITAL          EARNINGS           STOCK
BALANCES AT OCTOBER 1, 1995                                     $ 23,375,176     $  3,635,740     $   (112,568)

   Exercise of employee stock options                                 29,421

   Issuance of common stock                                           86,533

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 23,057 shares                                                          (123,506)

   Net income                                                                       2,259,517
                                                                ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 1996                                    23,491,130        5,895,257         (236,074)

   Exercise of employee stock options                                 48,290

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 16,172 shares                                                          (113,297)

   Net income                                                                       2,653,286
                                                                ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 1997                                    23,539,420        8,548,543         (349,371)

   Exercise of employee stock options                                172,140

   Issuance of common stock - Foremost acquisition (Note 2)          249,741

   Repayment of stock purchase plan notes

   Purchase of treasury stock, 18,693 shares                                                          (184,674)

   Net income                                                                         329,910
                                                                ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 1998                                  $ 23,961,301     $  8,878,453     $   (534,045)
                                                                ============     ============     ============

                                                                   STOCK              TOTAL
                                                                  PURCHASE        STOCKHOLDERS'
                                                                 PLAN NOTES          EQUITY
BALANCES AT OCTOBER 1, 1995                                     $   (497,747)     $ 26,444,704

   Exercise of employee stock options                                                   29,484

   Issuance of common stock                                          (75,000)           11,702

   Repayment of stock purchase plan notes                             97,494            97,494

   Purchase of treasury stock, 23,057 shares                                          (123,506)

   Net income                                                                        2,259,517
                                                                ------------      ------------
BALANCES AT SEPTEMBER 30, 1996                                      (475,253)       28,719,395

   Exercise of employee stock options                                                   48,392

   Repayment of stock purchase plan notes                             60,201            60,201

   Purchase of treasury stock, 16,172 shares                                          (113,297)

   Net income                                                                        2,653,286
                                                                ------------      ------------
BALANCES AT SEPTEMBER 30, 1997                                      (415,052)       31,367,977

   Exercise of employee stock options                                                  172,405

   Issuance of common stock - Foremost acquisition (Note 2)                            250,000

   Repayment of stock purchase plan notes                            314,857           314,857

   Purchase of treasury stock, 18,693 shares                                          (184,674)

   Net income                                                                          329,910
                                                                ------------      ------------
BALANCES AT SEPTEMBER 30, 1998                                  $   (100,195)     $ 32,250,475
                                                                ============      ============



See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                             1998             1997             1996
OPERATING ACTIVITIES:
   Net income                                                            $   329,910      $ 2,653,286      $ 2,259,517
   Noncash items in net income:
      Depreciation and amortization of property, plant and equipment       2,057,458        1,918,895        1,884,719
      Amortization of goodwill and other assets                              547,322          444,519          394,517
      Deferred income taxes                                                  127,975          (20,748)         114,651
      Increase in allowance for doubtful accounts                             36,957              927           44,476
      (Gain) loss on disposition of equipment                                 36,925         (101,327)          (4,671)
      Write-down of property                                                 250,000
   Changes in operating working capital:
      Accounts receivable                                                 (1,641,425)         722,863          (32,322)
      Inventories                                                            424,124        1,005,135         (463,826)
      Prepaid expenses and other assets                                      (60,076)        (208,517)          71,650
      Accounts payable                                                       541,150          780,872          (94,916)
      Accrued and other current liabilities                                  372,939       (1,389,546)       1,323,717
      Income taxes payable                                                  (626,841)          36,896          214,364
                                                                         -----------      -----------      -----------
           Net cash from operations                                        2,396,418        5,843,255        5,711,876
                                                                         -----------      -----------      -----------

INVESTING ACTIVITIES:
   Acquisition of Foremost - net of cash acquired                         (5,985,019)
   Acquisition of Hamco, Inc. - net of cash acquired                                                           (11,725)
   Additions to property, plant and equipment                             (2,628,927)      (2,777,594)      (2,371,334)
   Deposits made on purchase of equipment                                 (1,068,286)
   Proceeds from disposition of property, plant and equipment                 26,103          169,466          106,799
   Advances to directors and former owners                                   (22,221)         (29,121)         (31,389)
   Collection of advances to directors and former owners                                       65,979
   Decrease in certificates of deposit                                                                         843,218
   (Increase) decrease in restricted cash                                     39,800          (60,128)
                                                                         -----------      -----------      -----------
           Net cash used in investing activities                          (9,638,550)      (2,631,398)      (1,464,431)
                                                                         -----------      -----------      -----------

FINANCING ACTIVITIES:
   Issuance of long-term debt                                              8,797,280
   Repayment of long-term debt                                            (1,599,030)      (3,304,364)      (5,547,386)
   Issuance of common stock                                                  172,405           48,392           41,186
   Purchase of treasury stock                                               (184,674)         (71,239)        (123,506)
   Repayment of stock purchase plan notes                                    314,857           18,143           97,494
                                                                         -----------      -----------      -----------
           Net cash from (used in) financing activities                    7,500,838       (3,309,068)      (5,532,212)
                                                                         -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         258,706          (97,211)      (1,284,767)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                         747,404          844,615        2,129,382
                                                                         -----------      -----------      -----------
   End of year                                                           $ 1,006,110      $   747,404      $   844,615
                                                                         ===========      ===========      ===========

SUPPLEMENTAL INFORMATION (Note 13)


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Tufco Technologies, Inc. and its wholly owned subsidiaries (the "Company"). Significant intercompany transactions and balances are eliminated in consolidation. The organizational structure of the Company's subsidiaries was changed in February 1997 by transferring to Tufco, L.P., a Nevada limited partnership, all of the assets and liabilities of Tufco Industries, Inc., Executive Converting Corporation and Hamco Industries, Inc., acquired in 1992, 1994 and 1995, respectively. Tufco Tech, Inc., wholly owned subsidiary of Tufco Technologies, Inc., is the sole managing general partner of Tufco, L.P. Foremost Manufacturing Company, Inc. ("Foremost") was acquired in November 1997 and is included in the consolidated financial statements of the Company since the date of acquisition. The Company markets its own line of business imaging paper products, tissues, towels and wipes for public-use facilities, and performs specialty printing, custom converting and packaging. The Company also manufactures and distributes a wide variety of consumer disposables that are sold in the home improvement and paint retailing industries.

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

      INVENTORIES are stated at the lower of cost or market. Cost of all inventories is determined by the first-in, first-out ("FIFO") method. Prior to fiscal 1997, cost of raw materials and finished goods inventories at Tufco's Wisconsin division was determined by the last-in, first-out ("LIFO") method. The effect of this change in fiscal 1997 was not material.

      PROPERTY, PLANT AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:
      20 to 40 years for buildings, 3 to 10 years for machinery and equipment and the shorter of the lease term or the asset's useful life for leasehold improvements. Management periodically reviews asset carrying values for recoverability and, where appropriate, provides for write-downs to estimated fair value.

      GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations, is amortized on a straight-line basis over 25 to 40 years and is stated net of accumulated amortization of $2,052,678 and $1,505,356 at September 30, 1998 and 1997, respectively.

      FINANCIAL INSTRUMENTS consist of cash, receivables, payables, debt and letters of credit. Their carrying values or disclosed values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates or fixed rates approximating current rates available for similar instruments.

      OTHER ASSETS include loan origination fees, which are amortized on a straight-line basis over the terms of the related long-term debt, and organization costs, which are amortized on a straight-line basis over five to seven years.

      DEFERRED INCOME TAXES are provided under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes.

      REVENUES are recognized as sales when goods are shipped and title transfers to the customer.

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123, encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 11 the required pro forma effect on net income and earnings per share.

      BASIC EARNINGS PER SHARE is based on the weighted average number of common voting and nonvoting shares outstanding, and diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year.

2.    ACQUISITION

      Effective November 13, 1997, the Company acquired all of the outstanding stock of Foremost Manufacturing Company, Inc. in St. Louis, Missouri, which is engaged primarily in the manufacture and distribution of paint sundry products. The Foremost stock was acquired for $5,250,000 in cash, which the Company financed with additional bank borrowings, and 25,907 common shares of the Company valued at $250,000. The former owners of Foremost could also earn up to an additional $900,000 predicated upon certain sales for the first year subsequent to the acquisition. At September 30, 1998, the Company has accrued $400,000 as additional purchase price consideration under this earn-out provision. The total cost of the acquisition, $6,235,019, including transaction costs, exceeded the fair value of the net assets acquired by $5,239,247, which was recorded as goodwill. Any additional amounts paid under the earn-out provision will also be recorded as goodwill.

      This acquisition was accounted for under the purchase method. The results of the acquired operations are included in the consolidated financial statements from the acquisition date. The unaudited consolidated results of operations on a pro forma basis as though Foremost were acquired and the related common shares were issued as of the beginning of the Company's fiscal year 1997 is as follows:

                                                    1998             1997
Net sales                                       $ 77,702,435     $73,298,145
                                                ============     ===========

Income before extraordinary item                $    401,070     $ 2,792,638
                                                ============     ===========
Net income                                      $    338,839     $ 2,792,638
                                                ============     ===========

Earnings per share:
   Income before extraordinary item:

      Basic                                     $        .09     $       .63
                                                ============     ===========

      Diluted                                   $        .09     $       .62
                                                ============     ===========
   Net Income:

      Basic                                     $        .08     $       .63
                                                ============     ===========

      Diluted                                   $        .08     $       .62
                                                ============     ===========

Weighted average common shares outstanding:
      Basic                                        4,421,922       4,409,659
                                                ============     ===========

      Diluted                                      4,520,008       4,473,634
                                                ============     ===========

3.    ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMER

      Accounts receivable are stated net of allowances for doubtful accounts of $218,360 and $150,403 at September 30, 1998 and 1997, respectively. Amounts due from a significant customer represent 7% and 8% of total accounts receivable at September 30, 1998 and 1997, respectively.

4.    INVENTORIES

      Inventories at September 30 consist of the following:

                                                   1998             1997
Raw materials                                   $4,766,165       $4,711,780
Finished goods                                   4,190,784        3,839,108
                                                ----------       ----------

Total inventories                               $8,956,949       $8,550,888
                                                ==========       ==========

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30 consist of the following:

                                                                                      1998            1997
Land and land improvements                                                         $   517,928     $   518,404
Buildings                                                                            6,651,006       6,868,043
Leasehold improvements                                                                 957,702         708,366
Machinery and equipment                                                             18,355,693      16,964,326
Furniture and fixtures                                                               1,495,749       1,381,259
Vehicles                                                                                97,255          92,780
                                                                                   -----------     -----------

                                                                                    28,075,333      26,533,178

Less accumulated depreciation and amortization                                      12,899,385      10,983,096
                                                                                   -----------     -----------

Net depreciated value                                                               15,175,948      15,550,082

Construction in progress related primarily to a new Centralized Computer System being implemented:

      Hardware and Software under Capital Lease                                        420,360         420,360

      Other hardware and software costs                                              1,763,994       1,019,785
                                                                                   -----------     -----------
                                                                                     2,184,354       1,440,145
                                                                                   -----------     -----------
Property, plant and equipment - net                                                $17,360,302     $16,990,227
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

6.    OTHER ASSETS

      Other assets at September 30 consist of the following:

                                                       1998           1997
Loan origination and other fees                     $  281,645     $  189,254
Less accumulated amortization                           73,460         81,159
                                                    ----------     ----------

Subtotal                                               208,185        108,095

Note receivable bearing interest at 7%, due in
   variable monthly installments through 2001           27,520         43,399
Advances to certain directors and former owners        250,661        228,440
Cash value of life insurance                             8,317          8,317
Deposits on equipment to be acquired and other       1,252,803        200,163
                                                    ----------     ----------

Other assets - net                                  $1,747,486     $  588,414
                                                    ==========     ==========

7.    LONG-TERM DEBT

      Long-term debt at September 30 consists of the following:

                                                                         1998           1997
Note payable to bank, collateralized by substantially all
assets of the Company, bearing at September 30, 1998
variable interest at 6.64%; (fixed at 6.87% under an
interest rate swap arrangement discussed below)
installments are due quarterly at $380,358, with final
payment due on August 1, 2005                                        $10,650,000     $      --

Notes payable to bank, under a revolving line-of-credit
agreement (not to exceed maximum borrowings of
$9 million, reduced by outstanding letters of credit
see Note 9), collateralized by substantially all assets of
the Company, bearing interest at a combination of 100
basis points over LIBOR or .75% below the bank's
reference rate (effective rate of 6.85% at September 30,
1998), payable quarterly, due on June 1, 2001                          5,013,230

Note payable to bank, collateralized by substantially all assets of the Company, bearing interest at 7.03%; installments were due monthly at $112,439, decreasing to $91,606 in February
2000, and $95,833 in August 2000, with final payment due on
July 31, 2001                                                                          4,766,667

Notes payable to bank, under a revolving line-of-credit
agreement, collateralized by accounts receivable and certain other elements of working capital, bearing interest at a
effective rate of 7.09% at September 30, 1997, payable
monthly, due March 31, 1999                                                            2,500,000

Variable rate (4.25% at September 30, 1998 and
1997, respectively) note payable underlying Industrial
Development Revenue Bonds, collateralized by substantially
all assets of the Company, due in annual installments of
$250,000 beginning 2000 through 2006, interest payable
monthly                                                                1,750,000       1,750,000

                                                                                     1998            1997
Note payable to bank, collateralized by substantially all assets of the Company, due in monthly installments of $41,666 plus
interest at 7.23%, with final payment due May 30, 1999                           $      --       $ 1,057,610

Capital lease obligation, payable in monthly installments of
$13,109 through 2000, net of $28,859 discount based on interest
at 3.88%, collateralized by computer hardware and software                           283,376         424,079
                                                                                 -----------     -----------

Total                                                                             17,696,606      10,498,356

Less current portion                                                               1,670,810       1,910,357
                                                                                 -----------     -----------

Long-term debt - less current portion                                            $16,025,796     $ 8,587,999
                                                                                 ===========     ===========

      Long-term debt - less current portion matures as follows:

2000                                                                $ 1,905,430
2001                                                                  6,784,662
2002                                                                  1,771,432
2003                                                                  1,771,432
2004                                                                  1,771,432
Thereafter                                                            2,021,408
                                                                    -----------

Total                                                               $16,025,796
                                                                    ===========

      In connection with the $10,650,000 term debt, the Company paid $94,000 to its former lender to exit the prior credit agreement, principally in the form of prepayment penalties on the early repayment of term debt. These costs are reflected as an extraordinary item in the consolidated statements of income. With the refinancing, the Company entered into an interest rate swap agreement, as a hedge, under which the interest rate on the term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. The fair value of this swap agreement is estimated to be a net payable position of $75,000 at September 30, 1998.

      Loan agreements for all notes except those underlying the Industrial Development Revenue Bonds contain certain restrictive covenants, including requirements to maintain minimum fixed charge coverage, minimum tangible net worth, and restrictions on maximum allowable debt, capital purchases, stock purchases, mergers and payment of dividends. At September 30, 1998, the ratio of the Company's indebtedness to earnings before interest, taxes, depreciation and amortization, as defined, exceeded the allowable ratio, resulting in a violation of the loan agreement, under which outstanding debt totaled $10,650,000. Subsequently, the violation was waived by the bank as of September 30, 1998. Management believes that the violation was a temporary condition, and as of December 10, 1998, the Company was in compliance with this covenant. Management believes that the Company will meet these covenants during fiscal 1999. The Company has a standby letter of credit for the outstanding balance associated with the Industrial Development Revenue Bonds (see Note 9).

8.    INCOME TAXES

      The tax effects of significant items composing the Company's net deferred tax liability as of September 30 are as follows:

                                                                        1998             1997
Current deferred tax asset:
   Valuation allowances for accounts receivable and inventories,
      not currently deductible                                       $   251,252      $   163,000
   Inventory costs capitalized for tax purposes                           68,225           87,000
   Vacation and severance accruals, not currently deductible             122,291           94,000
   Other accruals, not currently deductible                               96,385           48,000
   Other                                                                  58,525           27,000
                                                                     -----------      -----------

Total                                                                    596,678          419,000

Noncurrent deferred tax liability:
   Accelerated tax depreciation on property and equipment             (1,497,149)      (1,150,000)
   Accelerated tax amortization of goodwill                             (439,732)        (452,000)
   Other                                                                  51,228           22,000
                                                                     -----------      -----------

Total                                                                 (1,885,653)      (1,580,000)
                                                                     -----------      -----------

Net deferred tax liability                                           $(1,288,975)     $(1,161,000)
                                                                     ===========      ===========

      The resulting components of income tax expense (benefit) are as follows:

                                                 1998             1997             1996
Current tax expense:
   Federal                                    $   301,474      $ 1,512,810      $ 1,147,439
   State                                           22,341          145,541          245,140
                                              -----------      -----------      -----------

Total                                             323,815        1,658,351        1,392,579

Deferred tax expense (benefit):
   Federal                                        119,210           75,717           98,463
   State                                            8,765           12,946           16,188
   Adjustment for tax rate changes due to
      corporate restructuring (Note 1)                            (109,411)
                                              -----------      -----------      -----------

Total                                             127,975          (20,748)         114,651
                                              -----------      -----------      -----------

Income tax expense                            $   451,790      $ 1,637,603      $ 1,507,230
                                              ===========      ===========      ===========

      Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

                                                        1998            1997            1996
Federal income taxes computed at statutory rates     $   286,937     $ 1,458,902     $ 1,280,694
State income taxes, net of federal tax benefit            20,530          32,390         172,476
Certain goodwill amortization and other
   nondeductibles                                        114,182          81,789          77,659
Other                                                     30,141          64,522         (23,599)
                                                     -----------     -----------     -----------

Income tax expense                                   $   451,790     $ 1,637,603     $ 1,507,230
                                                     ===========     ===========     ===========

9.    COMMITMENTS AND CONTINGENCIES

      LEASES - Tufco Industries, Inc. leases warehouse facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in 2003, is classified as an operating lease and requires monthly rental payments of $9,255. The Company has the option of renewing the lease for a three-year period with rental amounts renegotiated. Rental expense for the lease totaled $111,060, $111,060 and $105,843 for fiscal 1998, 1997 and 1996, respectively.

      In June 1996, the Company entered into an agreement with a third party to construct and lease a 62,000-square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. Under an amendment in fiscal 1997, the five-year agreement is an operating lease with rental payments of $11,489 per month. At the end of the fifth year, the Company has the option of purchasing the building for $1,100,000. If the purchase option is not exercised, the Company may be required to pay the lessor a residual amount of up to $900,000, depending upon the extent, if any, that the facility's value has diminished during the lease term. A portion of the scheduled lease payments is placed in escrow and is included in restricted cash of $20,328 and $60,128 at September 30, 1998 and 1997, respectively.

      The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in November 2000, and February 2003. The equipment leases expire on varying dates over the next five years.

      Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 1998, are as follows:

1999                                                               $ 1,122,429
2000                                                                 1,086,487
2001                                                                   941,084
2002                                                                 1,704,845
2003                                                                   341,268
Thereafter                                                               2,596
                                                                   -----------

Total                                                              $ 5,198,709
                                                                   ===========

      Net rental expense for all operating leases totaled $1,123,912, $898,497 and $692,765 for fiscal 1998, 1997 and 1996, respectively. The Company charges its customers for storage, which is netted against rental expense.

      LETTERS OF CREDIT - The Company has outstanding commercial import letters of credit of $57,543 and $30,080 as of September 30, 1998 and 1997, respectively. These letters of credit collateralize the Company's obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $692,457 available at September 30, 1998.

      LITIGATION - The Company is subject to lawsuits, investigation and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

10.   PROFIT SHARING PLANS

      The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of employees' contributions. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan totaled $186,818, $132,788 and $42,017 for fiscal 1998, 1997 and 1996, respectively.

11.   STOCKHOLDERS' EQUITY

      NONVOTING COMMON STOCK AND PREFERRED STOCK - Each record holder of nonvoting common stock is entitled at any time to convert any or all of such shares into the same number of shares of voting common stock. The Company has 1,000,000 shares authorized and unissued $.01 par value preferred stock.

      STOCK COMPENSATION ARRANGEMENTS - The Non-Qualified Stock Option Plan currently reserves 400,000 shares of common stock for grants to selected employees through April 30, 2002, and provides that the price and exercise period be determined by the board of directors. Options vest primarily over three years and expire five years from date of grant. During fiscal 1998, 1997 and 1996, options to purchase 86,000, 104,000 and 77,635 shares, respectively, of voting common stock were granted.

      The Non-Employee Director Stock Option Plan for nonemployee members of the board of directors reserves 100,000 shares of common stock for grant and provides that the purchase price be fair market value at the date of grant. Options are exercisable immediately and for a period of ten years. The plan terminates in 1999. During fiscal 1998, 1997 and 1996, options to purchase 12,000, 14,000 and 14,000 shares, respectively, of voting common stock were granted.

      The following information summarizes the shares subject to options:

                                                                                         WEIGHTED AVERAGE EXERCISE
                                                       NUMBER OF SHARES                        PRICE PER SHARE
                                            -----------------------------------      ----------------------------------
                                             1998          1997          1996          1998         1997         1996
Options outstanding, beginning of year      364,127       256,372       187,865      $   6.01     $   5.61     $   5.54

Granted                                      98,000       118,000        91,635          9.62         6.82         5.88

Exercised                                   (37,396)      (10,245)       (6,285)         6.50         4.72         4.69

Terminated                                  (12,290)                    (16,843)        10.07                      6.65
                                            -------      --------       -------

Options outstanding, end of year            412,441       364,127       256,372          6.69         6.01         5.61
                                            =======       =======       ======

Options exercisable, end of year            261,332       225,136       188,315          5.89         5.68         5.59
                                            =======       =======       ======


Reserved for future options at
   September 30, 1998                        87,559
                                            =======

      The following table summarizes additional information about stock options outstanding and exercisable at September 30, 1998:

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             --------------------------------------          ------------------------
                                            WEIGHTED
                                             AVERAGE       WEIGHTED                          WEIGHTED
  RANGE OF                                  REMAINING      AVERAGE                           AVERAGE
  EXERCISE                   NUMBER OF     CONTRACTUAL     EXERCISE          NUMBER OF       EXERCISE
   PRICES                     SHARES          LIFE          PRICE             SHARES          PRICE
$4.50 - 6.75                  185,387       2.3 years       $ 5.23            175,796        $ 5.26
 7.00 - 9.50                  227,054       5.2               7.88             85,536          7.18
                              --------                                        -------

 4.50 - 9.50                  412,441       3.9               6.69            261,332          5.89
                              ========                                        =======

      The Company applies APB No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the option exercise price. SFAS No. 123, prescribes a method to record compensation cost for stock-based employee compensation plans at the fair value of the options granted. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in 1998, 1997 and 1996 are presented below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                                     1998            1997              1996
Net income:
   As reported                  $     329,910   $   2,653,286     $   2,259,517
   Pro forma                          129,000       2,450,000         2,121,000

Basic earnings per share:
   As reported                            .07             .61               .52
   Pro forma                              .03             .56               .48

Diluted earnings per share:
   As reported                            .07             .60               .51
   Pro forma                              .03             .55               .48

      In the pro forma calculations, the weighted average fair value of options granted during 1998, 1997 and 1996 was estimated at $3.67, $2.96 and $2.60 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rates of 6.2%, 6.2% and 6.0% respectively; dividend yield of 0.0% for all years; expected lives of four to five years; and expected volatility of 50%, 55% and 55%, respectively, based on the historical weekly trading ranges of the Company's stock since its initial public offering in January 1994.

      The Company sold shares to management employees under various stock purchase agreements, which included 16,937 shares at $4.80 to $6.75 per share in 1996. The purchases are financed by the Company through notes with the employees at 5% interest payable annually and are due as follows:
      $35,195 in 2000 and $65,000 in 2001. The outstanding balances of $100,195 and $415,052 at September 30, 1998 and 1997, respectively, are presented as a reduction of stockholders' equity.

12.   RELATED-PARTY TRANSACTIONS

      The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $236,440, $226,931 and $210,000 for fiscal 1998, 1997 and 1996, respectively.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

      The following is provided as supplemental information to the consolidated statements of cash flows:

                                                              1998            1997           1996
Interest paid                                             $ 1,098,538     $   873,366     $1,125,036
                                                          ===========     ===========     ==========

Income taxes paid                                         $   927,431     $ 1,621,455     $1,178,215
                                                          ===========     ===========     ==========

Noncash investing and financing activities:
   Issuance of common stock - Foremost acquisition        $   250,000     $      --       $     --
                                                          ===========     ===========     ==========

   Issuance of common stock for stock
      purchase plan notes                                 $      --       $      --       $   75,000
                                                          ===========     ===========     ==========

   Increase in goodwill for other assets and increase
      in other current liabilities                        $      --       $      --       $  453,251
                                                          ===========     ===========     ==========

   Addition to property, plant and equipment and
      other assets for capital lease obligation           $      --       $   452,938     $     --
                                                          ===========     ===========     ==========

   Purchase of treasury stock by reduction in
      stock purchase plan notes                           $   160,962     $    42,058     $     --
                                                          ===========     ===========     ==========

                                     ******

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                                            EXHIBIT
-------                                                           -------

    2.1          Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the "Company"),
                 Charles Cobaugh and James Barnes (filed as exhibit 2.1 to the Company's Form 8-K dated November 13, 1997 filed with the Commission on November 26, 1997 file number 0-21018), incorporated by reference herein.

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

    10.3         Loan Agreement, dated May 1, 1992, between the Village of Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit
                 10.11)

    10.4         1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

    10.5         Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1)
                 (Exhibit 10.17)

    10.6         1993 Non-Employee Director Stock Option Plan. (2) (Exhibit 10.19)

    10.7         Amended Employment Agreement with Greg Wilemon, dated September 18, 1995. (7) (Exhibit 10.11)

    10.8         Lease Agreement, dated as of March 1, 1995, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (6) (Exhibit 10.13)

    10.9         Stock Option Plan for Carl B. Francis dated April 21, 1995. (6) (Exhibit 10.14)

    10.10        Lease Agreement dated as of April 1, 1996, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (7) (Exhibit 10.15)

    10.11        Separation Agreement dated October 1, 1996 between Carl B. Francis and the Company. (7) (Exhibit 10.17)

    10.12        Employment Agreement with Louis LeCalsey, III dated September 19, 1996. (7) (Exhibit 10.18)

    10.13*       Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998.

    10.14*       ISDA Master Agreement and Schedule to the Master Agreement dated as of July 30, 1998 between First Union National
                 Bank and Tufco, L.P.

    10.15*       First Amendment to Credit Agreement.

    21.1*        Subsidiaries of the Company.

    27.1*        Financial Data Schedule

    ----------
    *   Filed Herewith

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

    (5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1995.

    (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

    (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.