Form 10-Q
period 1998-12-31
TUFCO TECHNOLOGIES INC
filed 1999-02-16
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended December 31, 1998


                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

                  Delaware                             39-1723477
         -----------------------------            -------------------
         (State or other jurisdiction            (IRS Employer ID No.)
        of incorporation or organization)

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

                           Class                                   Outstanding at February 12, 1999
                           -----                                   --------------------------------
         Common Stock, par value $0.01 per share                            3,716,281

         Non-Voting Common Stock, par value $.01 per share                    709,870

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I:  CONDENSED FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1998 (Unaudited) and September 30, 1998                3

                  Condensed Consolidated Statements of Income for the three
                  months ended December 31, 1998 and 1997 (Unaudited)                 4

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended December 31, 1998 and 1997 (Unaudited)                 5

                  Notes to Condensed Consolidated Financial Statements                6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 7


PART II: OTHER INFORMATION                                                            12

SIGNATURES                                                                            13

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 December 31,      September 30,
                                                                                     1998              1998
                                                                                 ------------      -------------
                                             Assets

CURRENT ASSETS:
   Cash and cash equivalents ...............................................     $    988,720      $   1,006,110
   Restricted cash .........................................................              378             20,328
   Accounts receivable, net ................................................        8,800,462         10,351,740
   Inventories .............................................................       10,316,465          8,956,949
   Prepaid expenses and other current assets ...............................          752,814            303,605
   Deferred income taxes ...................................................          596,678            596,678
                                                                                 ------------      -------------

         Total current assets ..............................................       21,455,517         21,235,410


PROPERTY, PLANT AND EQUIPMENT-Net ..........................................       17,132,014         17,360,302
GOODWILL -Net ..............................................................       18,283,868         18,423,999
OTHER ASSETS- Net ..........................................................        2,071,346          1,747,486

                                                                                 ------------      -------------

TOTAL ......................................................................     $ 58,942,745      $  58,767,197
                                                                                 ============      =============



                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt .......................................     $  1,672,265       $  1,670,810
   Accounts payable ........................................................        4,707,039          4,559,341
   Accrued payroll, vacation and payroll taxes .............................          863,514            681,236
   Other current liabilities ...............................................        1,611,100          1,629,519
   Income taxes payable ....................................................          370,079             64,367
                                                                                 ------------      -------------

         Total current liabilities .........................................        9,223,997          8,605,273

LONG-TERM DEBT- Less current portion .......................................       15,108,808         16,025,796
DEFERRED INCOME TAXES ......................................................        1,885,653          1,885,653


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,786,223 shares issued, respectively ...............................           37,862             37,862
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding ...............................            7,099              7,099
   Additional paid-in capital ..............................................       23,961,301         23,961,301
   Retained earnings .......................................................        9,347,265          8,878,453
   Treasury stock at cost, 78,497 voting common shares, respectively .......         (534,045)          (534,045)
   Stock purchase plan notes ...............................................          (95,195)          (100,195)

                                                                                 ------------      -------------

        Total stockholders' equity .........................................       32,724,287         32,250,475
                                                                                 ------------      -------------
   TOTAL ...................................................................     $ 58,942,745      $  58,767,197
                                                                                 ============      =============



           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                         December 31,
                                                                ------------------------------
                                                                    1998              1997
                                                                    ----              ----
NET SALES .................................................     $ 18,340,853      $ 16,690,216

COST OF SALES .............................................       15,366,760        14,020,278

                                                                ------------      ------------

GROSS PROFIT ..............................................        2,974,093         2,669,938

OPERATING EXPENSES:

Selling, general and administrative .......................        2,010,972         1,703,051

Amortization and other post-
   acquisition expenses ...................................          234,565           205,572

                                                                ------------      ------------
OPERATING INCOME ..........................................          728,556           761,315

OTHER INCOME (EXPENSE):

   Interest expense .......................................         (257,257)         (222,747)

   Interest and other income ..............................            4,314            13,961

   Gain on sale of equipment ..............................          305,741               623


                                                                ------------      ------------

INCOME BEFORE INCOME TAXES ................................          781,354           553,152

INCOME TAX EXPENSE ........................................          312,542           220,844

                                                                ------------      ------------

NET INCOME ................................................     $    468,812      $    332,308
                                                                ============      ============


EARNINGS PER SHARE:
    Basic .................................................     $       0.11      $       0.08
    Diluted ...............................................     $       0.11      $       0.07

 WEIGHTED AVERAGE SHARES OUTSTANDING:
    Common stocks .........................................        4,417,596         4,408,300
    Adjusted shares-assuming exercise of stock options ....        4,453,570         4,563,399

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                            THREE  MONTHS  ENDED
                                                                                December 31,
                                                                       ----------------------------
                                                                           1998             1997
                                                                           ----             ----
OPERATING ACTIVITIES
Net Income .......................................................     $   468,812      $   332,308
   Noncash items net income:

      Depreciation and amortization ..............................         678,669          612,304
      Provision for bad debts ....................................           9,248            9,000
      Gain on sale of property and equipment .....................        (305,741)            (623)
   Changes in operating working capital:
        Accounts receivable ......................................       1,542,030          503,250
        Inventories ..............................................      (1,359,516)      (1,420,171)
        Prepaid expenses and other assets ........................        (356,511)          (5,741)
        Accounts payable .........................................         185,723          307,575
        Accrued and other current liabilities ....................         125,834         (534,872)
        Income taxes payable .....................................         305,712         (446,497)


                                                                       -----------      -----------

   Net cash provided by (used in) operations .....................       1,294,260         (643,467)

INVESTING ACTIVITIES
   Additions to property, plant and equipment ....................        (348,505)        (702,319)
   Deposits made on purchase of equipment ........................        (400,207)              --
   Proceeds from disposition of property, plant and equipment ....         352,001            4,935
   Increase in advances to stockholders ..........................         (22,356)          (5,556)
   Acquisition of Foremost Manufacturing, Inc. ...................          (2,000)      (5,500,000)
   (Decrease)in restricted cash ..................................          19,950          (20,050)

                                                                       -----------      -----------

   Net cash used in investing activities .........................        (401,117)      (6,222,990)

FINANCING ACTIVITIES
   Principal payments on long-term debt ..........................        (915,533)        (476,825)
   Proceeds from issuance of notes payable .......................              --        6,679,838
   Decrease in stock purchase plan notes .........................           5,000          289,862
   Purchase of treasury stock ....................................              --          (74,370)
   Net proceeds from issuance of common stock ....................              --          399,904
                                                                       -----------      -----------
   Net cash provided by (used in) financing activities ...........        (910,533)       6,818,409
                                                                       -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................         (17,390)         (48,048)
CASH AND CASH EQUIVALENTS:
  Beginning of period ............................................       1,006,110          747,404
                                                                       -----------      -----------
   End of period .................................................     $   988,720      $   699,356
                                                                       ===========      ===========

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

 1.      INTERIM FINANCIAL STATEMENTS

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1998 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 22, 1998. Operating results for the three-month period are not necessarily indicative of results expected for the remainder of the year.

2.       INVENTORIES
         Inventories consist of the following:

                                                December 31,     September 30,
                                                   1998               1998
                                                ------------     -------------
               Raw materials ..............     $  5,308,922     $   4,766,165
               Finished products ..........        5,007,543         4,190,784
                                                ------------     -------------

               Total ......................     $ 10,316,465     $   8,956,949
                                                ============     =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL INFORMATION:

         Tufco Technologies, Inc. (formerly Tufco Holding Company, the "Company") was organized in 1992 to acquire Tufco Industries, Inc. (located in Green Bay, WI) which was incorporated in Wisconsin in 1974. Executive Converting Corporation (located in Dallas, TX) was acquired in 1994, Hamco, Industries, Inc. (located in Newton, NC) was acquired in 1995, and Foremost Manufacturing, Inc. (located in St. Louis, MO) was acquired November 13, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

Condensed operating data, percentages of net sales and year-to-year changes in these items are as follows dollars in thousands:


                          Three Months Ended       Period-to-Period Change
                              December 31,
                       ---------------------
                        1998          1997         $              %
                       -------      -------        ----        -------
Net Sales              $18,341      $16,690        1651          10

Gross Profit             2,974        2,670         304          11
                            16.0%        16.0%

Operating Expenses       2,245        1,909         336          18
                            12.0%        11.4%

Operating Income           729          761         (32)         (4)
                             3.9%         4.6%

Interest Expense           257          223          34          15
                             1.4%         1.3%

Net Income             $   469      $   332         137          41
                             2.6%         2.0%

ANALYSIS OF NET SALES, PERCENTAGE OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:
($000S)

                              Three Months Ended       Period-to-Period Change
                                 December 31,
                            ---------------------
                             1998          1997         $         %
                            -------      -------      -----     ----
Business Imaging            $ 6,491      $ 7,756      (1265)     (16)
Products                         35%          46%

Contract Converting           3,663        3,907       (244)      (6)
& Specialty Printing             20%          23%

Paint Sundry Products         5,089        3,747       1342       36
                                 28%          22%

Away-From-Home Products       3,098        1,280       1818      142
                                 17%           8%
                              -----        -----

Total Net Sales              18,341       16,690       1651       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

NET SALES:

Net sales increased $1.7 million (10%) to $18.3 million. A portion of the overall increase, $1.0 million or 6%, is attributable to additive impact, in the Paint Sundry sector, of Foremost Manufacturing, which was acquired by Tufco in November of 1997. After adjusting for the impact of Foremost, net sales for the Company increased $0.7 million in spite of reduced sales in the Business Imaging sector (down $1.3 million or 16%) and in the Contract Converting sector (down $0.2 million or 6%). The Business Imaging sector continues to suffer from aggressive price pressures due to new competitors attempting to gain market share. While Tufco has lost some unit volume, reductions in unit selling prices account for most of the reduction in net sales. The reduction in net Contract Converting sales is the result of lower production volume attributed to one specific customer for whom Tufco produced window insulation kits. In December of fiscal 1999, Tufco began production of a new consumer product for Procter & Gamble Manufacturing (P&G). When qualified by P&G, the initial production line will have the capacity to produce up to $3 million in revenue for Tufco. Tufco has submitted proposals to P&G to install 3 additional production lines, which will increase Tufco's total production capacity to $12 million annually, and Tufco management is optimistic that the Company will be awarded the additional production capacity. It is important to note that the future revenue for Tufco will be determined by consumer demand for the product, and not by production capacity. Tufco anticipates that the first line will reach full production during the second fiscal quarter, and that the additional production lines, if awarded to Tufco, will start up before the end of the third fiscal quarter. Also, as noted in the Company's 1998 annual report to its shareholders, other production lines for P&G and Hallmark Cards, Inc. will begin operations later in the year. Tufco reported strong gains in its Away-From-Home sector (up $1.8 million or 142%) due to continued expansion of the sector's base of customers. Finally, after adjustment for Foremost, the Paint Sundry sector reported a $0.3 million (8%) increase in sales. Growth in the Paint Sundry sector was strong, considering that Tufco was still in the process of consolidating its two Paint Sundry product lines into one. Management expects that Paint Sundry sales will continue to improve as sector management completes its consolidation and refocuses its efforts on growth.

GROSS PROFIT:

Gross profit improved $0.3 million, or 11% over fiscal 1998, of which $0.2 million was attributable to the Foremost acquisition. Adjusted for the impact of Foremost, gross profit increased $0.1 million or 4%. Gross profit margin was unchanged at 16% of net sales. Further improvement in gross profit was inhibited by costs totaling approximately $135,000 incurred during the first quarter of fiscal 1999 to hire and train personnel associated with the P&G production line. Tufco did not ship any P&G product during the quarter to offset costs incurred. Additionally, the consolidation efforts in the Paint Sundry sector resulted in redundant headcount and other costs totaling approximately $65,000. Once the P&G start-up and the Paint Sundry consolidation are complete, management believes that gross profit margins will improve. Claims under the Company's self-funded health and workers' compensation insurance plans, which had been unusually high in fiscal 1998, returned to normal levels during the first quarter of fiscal 1999. However, management increased its reserves against future claims in these two areas during the first quarter of fiscal 1999, so no cost savings were reported for the quarter. If claim trends remain at expected levels throughout the remainder of the fiscal year, cost savings will be reflected in future quarters. Finally, improved profit margin and sales volume in the Away-From-Home sector offset volume and profit declines in the Company's Business Imaging sector.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

OPERATING EXPENSES:

Operating expenses increased $336,000 or 18% to $2.2 million. The additive impact of Foremost accounted for $122,000 of the increase. The remainder of the increase is due to higher sales compensation as well as costs for Tufco personnel to attend an Away-From-Home trade show in November of the current fiscal year. The increased sales compensation relates to commissions paid to independent sales agents who sell the Company's paint sundry products.

OPERATING INCOME:

Operating income declined $32,000 or 4%, to $729,000 for the quarter ended December 31, 1998 compared to the same period a year ago, due primarily to the higher sales costs. Reduced operating profit in the Business Imaging sector was offset by increases in the Paint Sundries and Away-From-Home sectors.

INTEREST EXPENSE:

Interest expense increased $34,000 or 15% to $257,000 due to interest incurred to finance the acquisition of Foremost. Adjusted for this fact, interest expense actually declined by approximately $50,000.

NET INCOME AND EARNINGS PER SHARE:

Net income increased $137,000 or 41% due primarily to the gain realized on the sale of certain equipment at the Company's Green Bay facility, which had remained idle for several years. Tufco sold the equipment in November of fiscal 1999, recognizing a gain of $306,000. Adjusted for this fact, net income declined $46,000 due to higher selling costs and higher interest costs. Earnings per share increased to $0.11 (basic and diluted) compared to prior year (basic -$0.08; diluted $0.07).

LIQUIDITY AND CAPITAL RESOURCES:

For the quarter ended December 31, 1998, the Company generated $1.3 million from operating activities. The principal source of cash for the first quarter of fiscal 1999 was the collection of accounts receivable since the end of the prior fiscal year.

Net cash used in investing activities was $0.4 million for the quarter ended December 31, 1998, resulting from the purchase of production equipment.

Net Cash used in financing activities was $0.9 million for the first quarter of fiscal 1998. The Company repaid debt using proceeds from operations.

The Company's management is currently contemplating the purchase of production equipment valued at $4.1 million. The equipment would be used to support growth in the Company's Contract Converting sector which would result in a 200% increase in printing volume in the Company's Green Bay facility. The Company's Board of Directors will consider the financial justification for the asset purchase at its meeting scheduled for March 16, 1999. Aside from this specific purchase, the Company's management believes that cash flow from operations will be sufficient to fund its capital needs for fiscal 1999 and does not anticipate any significant increase in borrowings during the year.

As of February 10, 1999, the Company had approximately $4.0 million available under its revolving credit line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

YEAR 2000 SYSTEM ISSUES:

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

FORWARD LOOKING STATEMENTS:

Management's discussion of the Company's 1999 quarterly periods in comparison to 1998, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION
                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

10.1 First Amendment to the Credit Agreement dated December 18, 1998.

(b)               None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TUFCO TECHNOLOGIES, INC.





Date:     February 12, 1998    /s/ Louis LeCalsey, III
                               ------------------------------------
                               Louis LeCalsey, III
                               Chief Executive Officer





Date:     February 12, 1998    /s/ Greg Wilemon
                               ------------------------------------
                               Greg Wilemon
                               Chief Financial Officer/Chief Operating Officer,
                               Secretary, Treasurer and Vice President - Finance

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  10.1                     First Amendment to Credit Agreement

  27                       Financial Data Schedule