Form 10-Q
period 1999-03-31
TUFCO TECHNOLOGIES INC
filed 1999-05-14
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                   Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1999
                                                --------------

                         Commission file number 0-21018
                                                -------


                            TUFCO TECHNOLOGIES, INC.

            Delaware                                 39-1723477
          ------------                              ------------
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
         Yes  X       No
             ---        ---

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                   Class                          Outstanding at May 14, 1999
                   -----                          ---------------------------
    Common Stock, par value $0.01 per share                3,786,223

    Non-Voting Common Stock, par value $.01 per share        709,870

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                Page
                                                                               Number

PART I:  CONDENSED FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1999 (Unaudited) and September 30, 1998                        3

         Condensed Consolidated Statements of Income for the three
         months and six months ended March 31, 1999 and 1998 (Unaudited)          4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended March 31, 1999 and 1998 (Unaudited)                     5

         Notes to Condensed Consolidated Financial Statements                     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      7


PART II: OTHER INFORMATION                                                       12

SIGNATURES                                                                       13

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                 March 31,        September 30,
                                                                                   1999               1998
                                                                                ------------      ------------
                                     Assets

CURRENT ASSETS:
   Cash and cash equivalents ..............................................     $    954,881      $  1,006,110
   Restricted cash ........................................................           20,428            20,328
   Accounts receivable, net ...............................................       11,538,495        10,351,740
   Inventories ............................................................       10,430,103         8,956,949
   Prepaid expenses and other current assets ..............................          709,892           303,605
   Deferred income taxes ..................................................          596,678           596,678
                                                                                ------------      ------------

         Total current assets .............................................       24,250,477        21,235,410


PROPERTY, PLANT AND EQUIPMENT-Net .........................................       18,348,951        17,360,302
GOODWILL -Net .............................................................       18,277,287        18,423,999
OTHER ASSETS- Net .........................................................        1,080,138         1,747,486

                                                                                ------------      ------------

TOTAL .....................................................................     $ 61,956,853      $ 58,767,197
                                                                                ============      ============


                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ......................................     $  1,673,734      $  1,670,810
   Accounts payable .......................................................        5,320,031         4,559,341
   Accrued payroll, vacation and payroll taxes ............................        1,013,183           681,236
   Other current liabilities ..............................................        1,278,203         1,629,519
   Income taxes payable ...................................................           41,227            64,367
                                                                                ------------      ------------

         Total current liabilities ........................................        9,326,378         8,605,273

LONG-TERM DEBT- Less current portion ......................................       17,685,196        16,025,796
DEFERRED INCOME TAXES .....................................................        1,885,653         1,885,653


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,786,223 shares issued ............................................           37,862            37,862
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding ..............................            7,099             7,099
   Additional paid-in capital .............................................       23,961,301        23,961,301
   Retained earnings ......................................................        9,682,604         8,878,453
   Treasury stock at cost, 78,497 voting common shares ....................         (534,045)         (534,045)
   Stock purchase plan notes ..............................................          (95,195)         (100,195)

                                                                                ------------      ------------

        Total stockholders' equity ........................................       33,059,626        32,250,475
                                                                                ------------      ------------
   TOTAL ..................................................................     $ 61,956,853      $ 58,767,197
                                                                                ============      ============


           See notes to condensed consolidated financial statements.
                                       3

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             March 31,                           March 31,
                                                  ------------------------------      ------------------------------
                                                       1999              1998             1999               1998
                                                       ----              ----             ----               ----

NET SALES ...................................     $ 18,518,941        19,006,312      $ 36,859,794        35,696,528

COST OF SALES ...............................       15,717,631        16,434,185        31,084,391        30,454,463
                                                  ------------      ------------      ------------      ------------

GROSS PROFIT ................................        2,801,310         2,572,127         5,775,403         5,242,065

OPERATING EXPENSES:

Selling, general and administrative
   ..........................................        1,769,976         1,657,029         3,780,948         3,360,080

Amortization and other post-
   acquisition expenses .....................          244,322           263,148           478,887           468,720
                                                  ------------      ------------      ------------      ------------

OPERATING INCOME ............................          787,012           651,950         1,515,568         1,413,265

OTHER INCOME (EXPENSE):

   Interest expense .........................         (304,735)         (294,982)         (561,992)         (517,729)

   Interest and other income ................            7,813             1,616            12,127            15,577

   Gain (loss) on sale of equipment .........           25,573              (150)          331,314               473
                                                  ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ..................          515,663           358,434         1,297,017           911,586

INCOME TAX EXPENSE ..........................          180,324           124,028           492,866           344,872
                                                  ------------      ------------      ------------      ------------

NET INCOME ..................................     $    335,339      $    234,406      $    804,151      $    566,714
                                                  ============      ============      ============      ============

EARNINGS PER SHARE:
    Basic ...................................     $       0.08      $       0.05      $       0.18      $       0.13
    Diluted .................................     $       0.08      $       0.05      $       0.18      $       0.12

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ...................................        4,417,596         4,420,596         4,417,596         4,414,865
    Diluted .................................        4,440,767         4,542,690         4,447,169         4,553,461

           See notes to condensed consolidated financial statements.
                                       4

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     March 31,
                                                                              1999              1998
                                                                           -----------      -----------
OPERATING ACTIVITIES
Net Income ...........................................................     $   804,151      $   566,714
   Noncash items net income:

      Depreciation and amortization ..................................       1,365,604        1,145,103
      Deferred income taxes ..........................................              --               --
      Increase (decrease) in allowance for doubtful accounts .........          18,248           (2,246)
      Gain on disposition of property and equipment ..................        (331,314)            (473)
   Changes in operating working capital:
        Accounts receivable ..........................................      (1,205,003)      (1,214,986)
        Inventories ..................................................      (1,473,154)      (1,127,025)
        Prepaid expenses and other assets ............................        (355,927)        (112,205)
        Accounts payable .............................................         760,690        1,244,286
        Accrued and other current liabilities ........................         (19,369)        (472,818)
        Income taxes payable .........................................         (23,140)        (874,829)
                                                                           -----------      -----------

   Net cash (used in) operations .....................................        (459,214)        (848,479)

INVESTING ACTIVITIES
   Additions to property, plant and equipment ........................      (1,494,967)      (1,766,327)
   Proceeds from disposition of property, plant and equipment ........         409,550            5,513
   Increase in advances to shareholders ..............................         (31,822)         (11,111)
   Acquisition of Foremost Manufacturing, Inc. .......................        (142,000)      (5,500,000)
   Decrease (increase) in restricted cash ............................            (100)          39,900
                                                                           -----------      -----------

   Net cash used in investing activities .............................      (1,259,339)      (7,232,025)

FINANCING ACTIVITIES
   Repayment of long-term debt .......................................        (837,676)        (945,347)
   Proceeds from issuance of notes payable ...........................       2,500,000        8,242,658
   Decrease in stock purchase plan notes .............................           5,000          314,857
   Purchase of treasury stock ........................................            --           (160,962)
   Net proceeds from issuance of common stock ........................            --            422,405
                                                                           -----------      -----------

   Net cash provided by financing activities .........................       1,667,324        7,873,611
                                                                           -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................         (51,229)        (206,893)
CASH AND CASH EQUIVALENTS:
 Beginning of period .................................................       1,006,110          747,404
                                                                           -----------      -----------
 End of period .......................................................     $   954,881      $   540,511
                                                                           ===========      ===========

           See notes to condensed consolidated financial statements.
                                       5

                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

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

2.       INVENTORIES

         Inventories consist of the following:


                                                        March 31,      September 30,
                                                           1999            1998
                                                       -----------     -------------
Raw materials ....................................     $ 5,214,656     $   4,766,165
Finished products ................................       5,215,447         4,190,784
                                                       -----------     -------------

Total ............................................     $10,430,103     $   8,956,949
                                                       ===========     =============

3.       ACQUISITION OF FOREMOST MANUFACTURING, INC.:

         On November 13, 1997, the Company purchased all of the outstanding stock of Foremost Manufacturing, Inc. (Foremost) for $5.25 million in cash and $0.25 million in the Company's common stock (25,907 shares), plus $642,000 under an earn-out provision. Goodwill of $5.4 million was recorded as a result of the acquisition. Foremost manufactures and distributes products similar to those produced and distributed by the Company in its Paint Sundries market sector. The results of operation for Foremost have been included since the date of acquisition.

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

The Company, through its wholly owned subsidiaries, manufactures and distributes business imaging paper products and Away-From-Home towels and wipes, provides diversified contract manufacturing and specialty printing services, and distributes paint sundry products used in home improvement projects.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:
($000s)

                            Three Months Ended                            Six Months Ended
                                March 31,             Period-to-Period        March 31,           Period-to-Period
                           -------------------             Change         -----------------            Change
                              1999         1998           $      %        1999        1998           $          %
                             -----         ----          ---    ---       ----        ----          ---        ---
Net Sales                   $18,519      $19,006        -487    -3      $36,860      $35,697       1,163         3

Gross Profit                  2,801        2,572         229     9        5,775        5,242         533        10
                               15.1%        13.5%                          15.7%        14.7%

Operating Expenses            2,014        1,920          94     5        4,259        3,829         430        11
                               10.9%        10.1%                          11.6%        10.7%

Operating Income                787          652         135    21        1,516        1,413         103         7
                                4.2%         3.4%                           4.1%         4.0%

Interest Expense                305          295          10     3          562          518          44         8
                                1.6%         1.6%                           1.5%         1.5%

Net Income                  $   335      $   234         101    43          804          567         237        42
                                1.8%         1.2%                           2.2%         1.6%

ANALYSIS OF NET SALES, PERCENTAGES OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:
($000s)


                            Three Months Ended                            Six Months Ended
                                March 31,             Period-to-Period        March 31,           Period-to-Period
                           -------------------             Change         -----------------            Change
                              1999         1998           $      %        1999        1998           $         %
                             -----         ----          ---    ---       ----        ----          ---       ---
Business Imaging
Products                    $ 6,398      $ 8,393       -1,995   -24       12,699     16,149       -3,450      -21
                                 35%          44%                             35%        45%
Contract
Manufacturing &
Specialty Printing          $ 5,245        4,178        1,067    26       10,376      8,085        2,291       28
                                 28%          22%                             28%        23%
Paint Sundry
Products                    $ 4,999        4,585          414     9       10,100      8,332        1,768       21
                                 27%          24%                             27%        23%
Away-From-Home
Products                    $ 1,877        1,850           27     1        3,685      3,131          554       18
                                 10%          10%                             10%         9%

Total Net Sales             $18,519      $19,006         -487    -3       36,860     35,697        1,163        3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales declined $0.5 million (3%) for the three month period ended March 31, 1999. However, for the six month period, sales increased $1.2 million or 3%, primarily due to the additive impact of Foremost which was acquired November 13, 1997. Adjusted for the additional Foremost sales in fiscal 1999, net sales for the six months are virtually even with fiscal 1998. For both the three and six month periods, sales of the Company's Business Imaging Products have declined (down $2.0 million and $3.5 million, 24% and 21% respectively) due to heavy competition in the marketplace. An abundance of inexpensive raw materials and available used production equipment resulted in several new competitors entering the Business Imaging market. These new competitors have used low prices on key high volume products in an effort to win new accounts, and Tufco has lost several large accounts as a result of these tactics. Tufco has lowered its own prices to combat the competition, and the Company has been successful in reacquiring some of the lost business. Tufco remains committed to the Business Imaging sector, and the Company is working to reduce its costs while strengthening its relationships with its customers. The Company's strongest sales growth occurred in the Contract Manufacturing and Specialty Printing sector where the Company began providing manufacturing services for Procter & Gamble Manufacturing (P&G). Revenue from this contract manufacturing relationship helped sector net sales increase $1.1 million (26%) and $2.3 million (28%) for the three and six month periods. Management forecasts continued growth in this key area as new manufacturing projects begin operations in the third and fourth fiscal quarters. The Company's Paint Sundry sector remains strong, with acquisition-adjusted net sales increasing 9% and 10% for the three and six month periods, respectively. Finally, sales in the Away-From-Home sector (AFH) increased modestly for the quarter (up 1%). The availability of base raw materials for the AFH sector diminished during the quarter, limiting the Company's ability to expand its sales base. Management is negotiating with several potential suppliers to increase the availability of raw materials.

GROSS PROFIT:

Gross profit increased $0.2 million (9%) and $0.5 million (10%) for the three and six month periods. For the second quarter, the 9% increase in gross profit was in spite of lower sales, and was primarily the result of the new P&G contract manufacturing production line. The revenue derived by Tufco from this agreement is service revenue and contains very little material cost. As a result, the margins are higher, helping Tufco to report increases in gross profit margins (15.1% and 15.7% compared to 13.5% and 14.7%) for the three and six month periods respectively.

OPERATING EXPENSES:

Operating expenses increased $0.1 million (5%) and $0.4 million (11%) for the three and six month periods. Adjusted for the Foremost acquisition, operating expenses increased only $0.3 million (8%) for the six month period. Higher compensation costs accounted for most of the increase, as well as costs to attend a major trade show during the first quarter of fiscal 1999.

OPERATING INCOME:

Operating income increased $0.1 million for the three and six month periods. For the quarter, operating income was up 21% primarily as a result of higher gross profit.

ITEM 2.  MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS --CONTINUED

INTEREST EXPENSE:

Interest expense was virtually unchanged for the three month period, and up $44,000 for the year-to-date. The six month increase is due to one additional month of interest in fiscal 1999 on the acquisition debt associated with Foremost.

NET INCOME AND EARNINGS PER SHARE:

Net income increased $0.1 million (43%) and $0.2 million (42%) for the three and six month periods. During the first quarter of fiscal 1999, the Company sold certain idle production equipment resulting in an increase of approximately $184,000 in year-to-date net income. Earnings per share for the three and six month periods increased to $0.8 and $.18 (basic and diluted) compared to $.05 (basic and diluted) and $.13 (basic) and $.12 (diluted) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended March 31, 1998, the Company used $459,000 to fund operations compared to a use of $848,000 one year ago. The primary uses of cash in fiscal 1999 were to fund investment in inventory and accounts receivable. At March 31, 1999 the Company had advanced approximately $1.7 million for manufacturing equipment for which the Company is to be repaid within 30 days under an agreement with a major customer. The additional debt incurred for these advances caused the Company to be in violation of a financial covenant under its credit agreement which limits allowable indebtedness. The Company has obtained a waiver effective March 31, 1999 from its lenders for this covenant. Adjusted for this non-customary item, the Company generated approximately $1.3 million in cash from operations during the first six months of fiscal 1999.

Net cash used in investing activities was $1.3 million for the six months ended March 21, 1999, resulting from the purchase of production equipment.

Net cash provided by financing activities was $1.7 million for the first six months of fiscal 1999 and was comprised of additional borrowings ($2.5 million) used to finance inventories and receivables, offset by the repayment of $0.8 million in long-term debt.

The Company anticipates signing a commitment to enter into a 10 year operating lease for a $4 million printing press to be installed in the Company's Green Bay, Wisconsin facility. The commitment letter will be signed during the third fiscal quarter, and the equipment should be operational in the first quarter of fiscal 2000. The press will enhance the Company's technical printing capabilities while reducing operating costs.

Company management believes that cash flow from operations will be sufficient to fund its capital needs for fiscal 1999 and does not anticipate any significant increase in borrowings during the year.

As of May 10, 1999, the Company had approximately $2.7 million available under its revolving credit line.

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

In response to ongoing business needs, Tufco has begun implementing a new Enterprise Resource Planning system, and the year 2000 issue was one of the design pre-requisites for this new system. As of March 31, 1999 the Company has spent $1.7 million for hardware, software and consulting services related to the project, and management estimates it will spend an additional $0.2 million for completion of the conversion to the new system which began in fiscal 1998 and is scheduled to be completed in fiscal 1999. While the Company has taken every precaution to ensure that the new information system will operate properly in the year 2000, management has relied on assurances and warranties by its hardware and software vendors. The Company will continue to test its new systems for year 2000 compliance throughout the implementation process. The Company is in the process of evaluating the possible negative impact on the Company of year 2000 issues relating to its significant vendors and customers, and management is finalizing that analysis. The Company is also nearing completion on its analysis of the potential impact of embedded date sensitive programs included in any software used to operate its production equipment. While management has not uncovered any specific instances where year 2000 issues have not been addressed, the Company cannot rule out the possibility of difficulties arising from year 2000 issues.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the Annual Meeting highlights:

   (a) The Annual Meeting of Shareholders of the Company was held in Miami, Florida on March 16, 1999.

   (b) At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

         Director                              For          Withheld
         ------------------------------     ----------     ----------
         Robert J. Simon                     3,047,529          9,984
         Samuel J. Bero                      3,055,213          2,300
         C. Hamilton Davison, Jr             3,055,213          2,300
         Patrick J. Garland                  3,054,813          2,700
         Louis LeCalsey III                  3,055,013          2,500
         Edward A. Leinss                    3,055,213          2,300
         William J. Malooly                  3,055,213          2,300


   (c) The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 1999.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

10.1 Assignment and Amendment of Reimbursement Agreement and Other Transaction documents dated March 4, 1999.

10.2 Assignment and Amendment (Fourth) of Participation Agreement, Reimbursement Agreement, and Other Transaction Documents dated March 18, 1999.

B.       Reports on Form 8-K.

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TUFCO TECHNOLOGIES, INC.





Date:    May 14, 1999      /s/ Louis LeCalsey, III
                           --------------------------------------------
                           Louis LeCalsey, III
                           President/Chief Executive Officer




Date:    May 14, 1999      /s/ Greg Wilemon
                           --------------------------------------------
                           Greg Wilemon
                           Chief Financial Officer/Chief Operating Officer,
                           Secretary, Treasurer and Vice President - Finance


                               INDEX TO EXHIBITS


Exhibit             Description
-------             -----------
10.1     Assignment and Amendment of Reimbursement Agreement and Other
         Transaction documents dated March 4, 1999.

10.2     Assignment and Amendment (Fourth) of Participation Agreement,
         Reimbursement Agreement, and Other Transaction Documents dated March
         18, 1999.

27       Financial Data Schedule