Form 10-Q
period 1999-06-30
TUFCO TECHNOLOGIES INC
filed 1999-08-16
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999
                                                 -------------

                         Commission file number 0-21018
                                                -------

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
         Yes    X          No
             ------           ------


Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

            Class                                        Outstanding at August 16, 1999
            -----                                        -------------------------------
Common Stock, par value $0.01 per share                              3,788,748
Non-Voting Common Stock, par value $.01 per share                      709,870


                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                         Number
         PART I:  CONDENSED FINANCIAL INFORMATION


         Item 1.  Condensed Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1999 (Unaudited) and September 30, 1998                          3

                  Condensed Consolidated Statements of Income for the
                  three months and nine months ended June 30, 1999 and 1998
                  (Unaudited)                                                               4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 1999 and 1998 (Unaudited)                      5

                  Notes to Condensed Consolidated Financial Statements                      6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       7


         PART II: OTHER INFORMATION                                                        12

         SIGNATURES                                                                        13


                   TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                June 30,      September 30,
                                                                                  1999             1998
                                                                              ------------    ------------
                                             Assets
CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $  1,515,244    $  1,006,110
   Restricted cash ........................................................           --            20,328
   Accounts receivable, net ...............................................     12,131,784      10,351,740
   Inventories ............................................................      7,971,461       8,956,949
   Prepaid expenses and other current assets ..............................        730,879         303,605
   Deferred income taxes ..................................................        596,678         596,678
                                                                              ------------    ------------

         Total current assets .............................................     22,946,046      21,235,410


PROPERTY, PLANT AND EQUIPMENT - Net .......................................     16,813,948      17,360,302
GOODWILL - Net ............................................................     18,107,243      18,423,999
OTHER ASSETS - Net ........................................................      1,105,396       1,747,486

                                                                              ------------    ------------

TOTAL .....................................................................   $ 58,972,633    $ 58,767,197
                                                                              ============    ============



                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ......................................   $  1,675,218    $  1,670,810
   Accounts payable .......................................................      6,104,987       4,559,341
   Accrued payroll, vacation and payroll taxes ............................      1,347,485         681,236
   Other current liabilities ..............................................      1,375,518       1,629,519
   Income taxes payable ...................................................        743,693          64,367
                                                                              ------------    ------------

         Total current liabilities ........................................     11,246,901       8,605,273

LONG-TERM DEBT - Less current portion .....................................     11,522,600      16,025,796
DEFERRED INCOME TAXES .....................................................      1,885,653       1,885,653


STOCKHOLDERS' EQUITY
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       3,788,748 and 3,786,223 shares issued, respectively ................         37,887          37,862
   Nonvoting Common Stock; $.01 par value; 2,000,000 shares authorized;
       709,870 shares issued and outstanding ..............................          7,099           7,099
   Additional paid-in capital .............................................     23,973,017      23,961,301
   Retained earnings ......................................................     10,928,716       8,878,453
   Treasury stock at cost, 78,497 voting common shares ....................       (534,045)       (534,045)
   Stock purchase plan notes ..............................................        (95,195)       (100,195)

                                                                              ------------    ------------

        Total stockholders' equity ........................................     34,317,479      32,250,475
                                                                              ------------    ------------
   TOTAL ..................................................................   $ 58,972,633    $ 58,767,197
                                                                              ============    ============

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               June 30,                           June 30,
                                         -------------------                --------------------
                                          1999           1998                 1999         1998
                                          ----           ----                 ----         ----
NET SALES..........................   $19,415,717   19,921,451            $ 56,275,511   55,617,979

COST OF SALES.......................   15,922,718   16,819,674              47,007,109   47,274,137
                                       ----------   ----------            ------------   ----------

GROSS PROFIT........................    3,492,999    3,101,777               9,268,402    8,343,842

OPERATING EXPENSES:
Selling, general and
   administrative ..................    1,660,982    1,680,082               5,441,930    5,040,162

Amortization and other post-
   acquisition expenses..............     265,698      203,543                 744,585      672,263
                                       ----------   ----------            ------------   ----------

OPERATING INCOME.....................   1,566,319    1,218,152               3,081,887    2,631,417

OTHER INCOME (EXPENSE):

   Interest expense..................    (289,784)   (357,483)                (851,776)    (875,212)

   Interest and other income.........       7,325      12,597                   19,452       28,174

Gain on sale of equipment............      18,249       4,000                  349,563        4,473

Gain on sale of assets...............     658,280        ----                  658,280         ----
                                       ----------   ----------            ------------   ----------

INCOME BEFORE INCOME TAXES...........   1,960,389     877,266                3,257,406    1,788,852

INCOME TAX EXPENSE...................     714,277     311,718                1,207,143      656,590
                                       ----------   ----------            ------------   ----------

NET INCOME ..........................  $ 1,246,112  $ 565,548               $2,050,263   $1,132,262
                                       ===========  =========               ==========   ==========

EARNINGS PER SHARE:
    Basic............................    $   0.28    $    0.13               $    0.46     $   0.26
    Diluted..........................    $   0.28    $    0.13               $    0.46     $   0.25

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic............................   4,420,121    4,418,929               4,418,438    4,416,220
    Diluted..........................   4,511,374    4,493,008               4,468,570    4,553,310


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                          June 30,
                                                                 ------------------------
                                                                     1999         1998
                                                                 ----------- ------------
OPERATING ACTIVITIES
Net Income...................................................... $2,050,263   $1,132,262
   Noncash items net income:

         Depreciation and amortization..........................  2,106,288    1,913,595
         Increase in allowance for doubtful accounts............     14,495        3,020
      Gain on sale of equipment ................................   (349,563)      (4,473)
      Gain on sale of assets ...................................   (658,280)          --
   Changes in operating working capital:
        Accounts receivable .................................... (1,894,539)  (1,607,178)
        Inventories.............................................   (587,373)    (620,634)
        Prepaid expenses and other assets.......................   (401,853)    (398,508)
        Accounts payable .......................................  1,545,646    2,440,947
        Accrued and other current liabilities...................    412,248     (632,047)
        Income taxes payable....................................    679,326     (968,941)
                                                                 ----------- ------------

   Net cash provided by operations..............................  2,916,658    1,258,043

INVESTING ACTIVITIES
   Additions to property, plant and equipment................... (1,847,875)  (2,795,628)
   Proceeds from disposition of property, plant and equipment...    454,551        9,513
   Advances to directors and former owners......................    (38,667)     (16,666)
   Acquisition of Foremost Manufacturing, Inc...................   (142,000)  (5,250,000)
   Decrease in restricted cash..................................     20,328       60,128
   Proceeds from sale of assets, net of transaction cost........  3,628,186           --
                                                                 ----------- ------------

   Net cash provided by (used in)investing activities...........  2,074,523   (7,992,653)

FINANCING ACTIVITIES
   Repayment of long-term debt.................................. (4,498,788)  (1,595,022)
   Proceeds from issuance of notes payable......................      ----     8,097,289
   Decrease in stock purchase plan notes........................      5,000      314,857
   Purchase of treasury stock...................................      ----      (184,674)
   Net proceeds from issuance of common stock...................     11,741      172,405
                                                                 ----------- ------------

   Net cash provided by (used in) financing activities.......... (4,482,047)   6,804,855
                                                                 ----------- ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS.....................    509,134      70,245
CASH AND CASH EQUIVALENTS:
 Beginning of period............................................  1,006,110      747,404
                                                                 ----------- ------------
 End of period.................................................. $1,515,244  $   817,649
                                                                  =========  ============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

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

2.       INVENTORIES
         Inventories consist of the following:
                                                         June 30,     September 30,
                                                           1999            1998
                                                        -----------    ------------
                  Raw materials......................   $ 4,468,641    $  4,766,165
                  Finished products..................     3,502,820       4,190,784
                                                        -----------    ------------

                  Total .............................  $  7,971,461    $  8,956,949
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

         The Company, through its wholly owned subsidiaries, manufactures and distributes business imaging paper products and provides diversified contract manufacturing, packaging and specialty printing services, and distributes paint sundry products used in home improvement projects.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS: ($000s)



                              Three Months Ended    Period-to-Period    Nine Months Ended      Period-to-Period
                                   June 30,              Change              June 30,              Change
                              ------------------    ----------------    -----------------      ----------------
                                1999       1998        $          %       1999     1998         $          %
                                ----       ----      ----        ----     ----     ----        ----      -----
Net Sales                     $19,416    $19,921     -505         -3    $56,276   $55,618       658         1

Gross Profit                    3,493      3,102      391         13      9,268     8,344       924        11
                                 18.0%      15.6%                          16.5%     15.0%

Operating Expenses              1,927      1,884       43          2      6,186     5,712       474         8
                                  9.9%       9.5%                          11.0%     10.3%

Operating Income                1,566      1,218      348         29      3,082     2,631       451        17
                                  8.1%       6.1%                           5.5%      4.7%

Interest Expense                  290        357      -67        -19        852       875       -23        -3
                                  1.5%       1.8%                           1.5%      1.6%

Net Income                    $ 1,246    $   566      680        120      2,050     1,132        918       81
                                  6.4%       2.8%                           3.6%      2.0%



ANALYSIS OF NET SALES, PERCENTAGES OF TOTAL NET SALES, AND YEAR-TO-YEAR CHANGES IN THE COMPANY'S PRIMARY MARKET SECTORS ARE AS FOLLOWS:
($000s)

                       Three Months Ended     Period-to-Period  Nine Months Ended   Period-to-Period
                           June 30,                Change           June 30,             Change
                       ------------------     ----------------  -----------------   ----------------

                       1999        1998        $       %        1999     1998         $           %
                       -----       ----       ---    ----       ----     ----        ---         ---
Business Imaging
Products             $ 5,897    $ 7,830      -1933    -25     18,596     23,979      -5383       -22
                          30%        39%                          33%        43%

Contract Manufac-
turing & Specialty
Printing             $ 7,076      4,738      2,338     49     17,452     12,823      4,629        36
                          37%        24%                          31%        23%
Paint Sundry
Products             $ 5,630      5,398        232      4     15,730     13,730      2,000        15
                          29%        27%                          28%        25%
Away-From-Home
Products             $   813      1,955     -1,142    -58      4,498      5,086       -588       -12
                           4%        10%                           8%         9%

Total Net Sales      $19,416    $19,921       -505     -3     56,276     55,618        658         1



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales declined $0.5 million (3%) for the three month period, but remained ahead of the prior year for the nine month period (up 1%). The Company's Business Imaging sales sector continued to decline due to a combination of lost volume and decreased selling prices as competition for customers in the sector remained intense. Company management is continuing to trim costs in the Business Imaging sector in order to enhance profitability on the lower sales volume. Additionally, the Company is pursuing opportunities to utilize its Business Imaging production assets to secure Contract Manufacturing arrangements with companies that sell and service Business Imaging printing equipment.

The Company's Contract Manufacturing and Specialty Printing sector continued to post strong sales increases, up 49% and 36% for the three and nine month periods respectively. In fiscal 1998, Company management targeted this sector as the key strategic growth opportunity for the Company's future. New manufacturing agreements with customers such as Procter & Gamble Manufacturing and Hallmark Cards, Inc. continue to produce strong increase in sales volume. It is also important to note that the majority of the Contract Manufacturing sales are billed as services, not as a finished product. The key delineation is that with service revenue, the Company does not invoice the customer for the cost of raw materials which are typically 40% to 60% of the selling price for product sales. As such, service sales are generally more profitable for the Company than product sales.

Sales in the Away-From-Home (AFH) sector declined $1.1 million (58%) for the three month period. Company management elected to discontinue sales of its AFH products due to increasing costs and decreased availability of raw materials coupled with the relatively small market share which the Company occupied. On June 25, 1999 the Company sold the equipment used to produce its AFH products and the related inventory to Green Bay Converting, Inc., a company in which a former Vice President of Tufco is a majority shareholder, for a net price of $3.6 million. The transaction resulted in a pre-tax gain of $0.7 million or $0.09 per fully diluted share. Net sales of AFH products for fiscal 1998 were $7.3 million with a gross margin of approximately 7%. Despite the loss of sales in future periods, management does not anticipate any material decline in total operating profit because the space formerly used for AFH production will be used to support the growth of Contract Manufacturing and Specialty Printing in Green Bay. As referenced later in this report the Company has committed to lease a $4 million flexographic printing press which is to be installed during the second quarter of fiscal 2000 in the space previously occupied by AFH equipment. Proceeds from the sale were used to reduce debt under the Company's credit agreement with its principal lender.

Finally, sales of the Company's Paint Sundry products increased $0.2 million (4%) during the three month period. Adjusted for the acquisition date of Foremost, normalized sales for the nine month period were up $1.1 million (8%). The sector continues to gain market share, primarily through its sales to The Home Depot, Inc.

GROSS PROFIT:

Gross profit increased $0.4 million (13%) and $0.9 million (11%) for the three and nine month periods, and gross profit margins increased 2.4 points and 1.5 points for the respective periods. As noted above, sales increases in the Contract Manufacturing Sector were due to sales of services which are typically at higher margins due to low material cost. Therefore, the loss of gross profit on product sales in Business Imaging and Away-From-Home was more than offset by the additional gross profit produced by sales of Contract Manufacturing services. While Management

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS -CONTINUED



GROSS PROFIT (CONTINUED):

is optimistic that growth in Contract Manufacturing will continue to offset profit declines in Business Imaging, it cannot forecast the future competitive environment in the Business Imaging market sector, and cannot therefore provide assurances that this positive trend will continue.

OPERATING EXPENSES:

Operating expenses increased only $43,000 (2%) for the three period and were up $474,000 (8%) for the nine month period. Adjusted for the Foremost acquisition, operating expenses are up $362,000 (6%) for the nine month period.
Higher compensation costs and trade show expenses account for the increase.

OPERATING INCOME:

Operating income increased $0.3 million (29%) and $0.5 million (17%) for the three and nine month periods, primarily due to higher gross profit from Contract Manufacturing services.

INTEREST EXPENSE:

Interest expense declined $67,000 (19%) and $23,000 (3%) for the three and nine month periods. Reduced borrowings during the most recent three month period accounted for the decrease in interest expense for the three month and nine month periods.

NET INCOME AND EARNINGS PER SHARE:

Net income increased $0.7 million (120%) and $0.9 million (81%) for the three and nine month periods respectively. Earnings per share for the three and nine month periods increased to $0.28 and $0.46 (basic and diluted) compared to $0.13 (basic and diluted) and $0.26 (basic) and $0.25 (diluted) in the prior year. As noted earlier, the Company recognized a gain resulting from the sale of AFH equipment and inventory. This gain resulted in net income of approximately $0.4 million and earnings per share of $0.09 (basic) and $0.08 (diluted) for the three month period of fiscal 1999. For the nine month period, net income for gains on the sale of all equipment and AFH inventory totaled $0.6 million in fiscal 1999 resulting in earnings per share of $0.14 (basic) and $0.13 (diluted).

LIQUIDITY AND CAPITAL RESOURCES:

For the nine month period ended June 30, 1999, the Company generated $2.9 million in cash from operations compared to $1.3 million one year ago. In addition to net income, the primary sources for the increase were increases in certain accrued liabilities resulting from the timing of payments due for employee compensation and income taxes.

Net cash provided by investing activities was $2.1 million for the nine month period of fiscal 1999, primarily due to the proceeds received from the sale of AFH fixed assets and inventory. For the same period one year ago, the acquisition of Foremost accounted for the majority of the $8.0 million used in investing activities. Purchases of property, plant and equipment declined $0.9 million from one year ago as the Company has had less need for such investment.

Net cash used in financing activities was $4.5 million for the nine months of fiscal 1999 which resulted from the repayment of debt. The Company used the proceeds from the sale of AFH assets,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):


as well as the additional cash provided by operations, to accelerate the repayment of its term debt and to reduce borrowings under its revolving debt. For the same period of fiscal 1998, increased borrowings used to fund the Foremost acquisition contributed to the $6.8 million in cash provided by financing activities.

In July 1999, the Company signed a commitment to enter into a 10 year operating lease for a $4 million Windmoeller & Hoelscher flexographic printing press to be installed in its Green Bay facility. Due to certain enhancements made at the Company's request, the press is not scheduled to become operational until the second quarter of fiscal 2000. Management believes that this new technology will enhance the profitability and service levels of existing printing contracts while enabling the Company to pursue new printing opportunities, especially in the area of flexible packaging.

Company management believes that cash flow from operations will be sufficient to fund its capital needs for fiscal 1999 and fiscal 2000, and does not anticipate any significant increase in borrowings.

As of August 5, 1999, the Company had approximately $3.2 million available under its revolving credit line.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K





A.       Exhibits

10.1     Asset Purchase Agreement dated as of June 25, 1999, by and between
         Tufco and Green Bay Converting, Inc.

10.2 License Agreement dated as of June 25, 1999, by and between Tufco and Green Bay Converting, Inc.

27       Financial Data Schedule

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TUFCO TECHNOLOGIES, INC.



Date:         August 16, 1999      /s/ Louis LeCalsey, III
                                   --------------------------------------------
                                   Louis LeCalsey, III
                                   Chief Executive Officer





Date:         August 16, 1999      /s/ Greg Wilemon
                                   --------------------------------------------
                                   Greg Wilemon
                                   Chief Financial Officer/Chief Operating Officer,
                                   Secretary, Treasurer and Vice President - Finance

                                INDEX TO EXHIBIT



EXHIBIT NO.         DESCRIPTION
10.1 Asset Purchase Agreement dated as of June 25, 1999, by and between Tufco and Green Bay Converting, Inc.

10.2 License Agreement dated as of June 25, 1999, by and between Tufco and Green Bay Converting, Inc.

27             Financial Data Schedule