Form 10-K405
period 1999-09-30
TUFCO TECHNOLOGIES INC
filed 1999-12-22
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended September 30, 1999.   Commission file number 0-21018.


                            TUFCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        39-1723477
 ----------------------------                        ---------------------
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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of December 10, 1999, was approximately $7,789,596. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 10, 1999. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant's Common Stock outstanding as of December 10, 1999 was 4,420,121.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2000 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Tufco Technologies, Inc. ("Tufco" or the "Company") provides diversified contract manufacturing and specialty printing services, manufactures and distributes business imaging paper products, and distributes paint sundry products used in home improvement projects. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation ("ECC") and Hamco Industries, Inc. ("Hamco"). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $.01 per share ("Common Stock"), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company's public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Nevada limited partnership, in which Tufco Tech, Inc. is the sole managing general partner and is wholly owned by the Company. On November 13, 1997 the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million and 25,907 shares of Common Stock.

         Tufco offers a wide array of contract manufacturing services for industrial uses including thermal laminating, coating, folding, precision slitting and rewinding, precision sheeting and custom packaging for delivery to the end user. Its specialty printing services provide wide web, multi-color flexographic and letterpress printing and adhesive laminations to industrial users and resale distributors. Tufco also manufactures a wide range of printed and unprinted business imaging paper products for a variety of business needs, and the Company's Paint Sundry sector manufactures and distributes products used by professional painters and do-it-yourself home owners.

         The Company was incorporated in the state of Delaware in 1992 to acquire Tufco Industries, Inc. Although the Company was organized in 1992, the business conducted by Tufco Industries, Inc. has been in continuous operation since 1974. The Company has become a leading provider of contract manufacturing and specialty printing services, and supplier of value-added custom paper products, and it has the most complete line of paint sundry products in the industry. The Company's principal executive offices are located at 4800 Simonton Road, Dallas, Texas 75244, and its telephone number is (972) 789-1079.

PRODUCTS AND SERVICES

         The Company markets its products and services through three market sectors: Contract Manufacturing services, Business Imaging paper products, and Paint Sundry products. Until its exit from the market place in June of fiscal 1999, the Company also produced and distributed a line of Away-From-Home tissue and towel products. Tufco conducts operations from five manufacturing and distribution locations in Green Bay, Wisconsin, Manning, South Carolina, Dallas, Texas, Newton, North Carolina and St. Louis, Missouri.

Contract Manufacturing Market Sector

         Tufco Technologies has contract manufacturing capability at three locations: Green Bay, Wisconsin, Dallas, Texas and Newton, North Carolina.

         The Company's capabilities at its Green Bay facilities include custom packaging, coating, cutting, folding, thermal and adhesive laminating, embossed bonding, slitting and rewinding. These facilities custom convert a wide array of materials, including polyethylene films, non-woven materials (coated and uncoated), paper, and tissue. Products include household cleaning wipes, facial wipes, various health care products, reinforced towels (towels with a polyethylene or polypropylene mesh to provide strength and durability), medical drapes, feminine hygiene components and polyethylene and paper dropcloths. The Company has invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as multi-ply dropcloths, reinforced material and breathable moisture barrier wraps. Machinery and equipment at the Green Bay facility have the capability, developed by the Company's in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

         The Company's Green Bay facility offers value-added specialty printing and related graphic arts services, including pre-press work, sheeting, calendering, printing, finishing, and thermal and adhesive laminating. The Company provides multi-color printing that uses computerized control to maintain a high level of print quality. The Company focuses on specialty printing projects such as paper tablecovers, food and gift-wraps, flexible packaging, feminine hygiene components, printed release liners, and novelty and holiday bathroom tissue. The Company is currently installing a fully automated, state-of-the-art Windmoeller & Hoelscher (W&H) Astroflex printing press which has the capability to print up to 54 inches in width at speeds up to 1500 feet per minute.

         Green Bay's pre-press staff prepares projects for printing to customer specifications. The Company uses the customer's preliminary artwork and arranges or performs all preparatory processes for camera ready art, video plate making, layout, and other related services.

         The Green Bay presses use flexographic and letterpress processes and can print on a wide range of media from lightweight tissue or non-wovens to heavyweight paperboard, films and foils. The Company utilizes four wide-web presses of various sizes, three of which are capable of six-color printing with the new W&H press at eight colors. The Company uses water-based and oil-based inks. The presses can accommodate widths up to 82 inches for one-sided printing and are capable of simultaneous two-sided printing for widths up to 51 inches. The presses have a variety of print cylinders that provide the Company with the flexibility to meet customer needs, utilizing lower cost rubber printing plates that allow the Company to maintain quality and achieve a competitive pricing advantage for low volume jobs relative to printers using engraved printing cylinders.

         The Company's Dallas facility has capabilities that include precision slitting, rewinding, sheeting, specialty packaging, folding, perforating, and trimming. These capabilities are directed toward converting fine paper materials including specialty and fine printing papers and paperboards, thermal papers, polyester films, and coated products.

         The Dallas facility's contract manufacturing services include final packaging of products, including items on which the Company has performed other converting or specialty printing services. Packaging capabilities include high quality bulk skid wrapping, vacuum-sealed carton packed sheets, poly-paper and poly-film wrapping, and shrink-film packaging. The flexibility of the equipment at the Dallas facility and the packaging alternatives that the Company can provide its customers produce finished products that meet and exceed a varied range of customer specifications and requirements. The Company's Dallas custom converting services have grown due to the addition of a state-of-the-art Jagenberg sheeter with specialty paper and paperboard sheeting capabilities and the investment in a custom designed rewinder for thermal papers and films.

         The Company's Newton facility has capabilities which include precision slitting and rewinding of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multi-ply, and color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features.

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

      Paint Sundry Market Sector

         The Company's Manning and St. Louis facilities manufacture and distribute home improvement products that are sold to paint and hardware distributors, home centers, and retail paint stores. To provide its customers with the industry's most complete line of paint sundry products, the Company supplements the products it manufactures by distributing products manufactured for the Company by others. Consumer disposable products include polyethylene, paper and canvas dropcloths, painters' apparel, latex and vinyl gloves, paint strainers, and other allied items. These products are often used by homeowners performing do-it-yourself home improvement projects, contractors and painting professionals. The Company also sells a line of masking paper products and shop towels for the automotive aftermarket. The Company has increased sales of consumer disposables by continually broadening and improving its product line, thereby allowing customers to consolidate their orders with a single vendor. In addition, the Company has attracted large buying groups through various volume incentives.

      Away From Home Market Sector

         Until June of 1999, the Company produced and distributed its own line of tissues, towels and wipes for use in public washrooms. Additionally, the Company provided converting services for large manufacturers in the Away From Home (AFH) market place. In fiscal 1999, Company management chose to exit the AFH market due to intense price competition and due to the lack of strategic emphasis which management placed on that market. On June 28, 1999, the Company sold all of the fixed assets and inventory related to the AFH product line to a company located in Green Bay, Wisconsin.

MANUFACTURING AND OPERATIONS

         In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment. With regard to its Contract Manufacturing operations, the Company either utilizes product specifications provided by its customers or teams with its customers to develop specifications which meet customer requirements. Generally, the product begins with a flexible substrate, which is a base material such as a non-woven material, paper, or polyethylene. The Company applies one or more of its custom converting or specialty printing services that it has developed over a period of years through its distinctive technical knowledge to add value to these materials.

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

         The Company's equipment can produce a wide range of sizes of production output to meet unique customer specifications. The custom converting equipment can accommodate web widths from 3 inches to 132 inches. Its folding equipment can fold from 6 inches to 120 inches by 240 inches, in one-inch increments. The Company's printing presses perform flexographic and letterpress processes and print from one to eight colors on webs as wide as 82 inches. Its fine printing paper and paperboard converting equipment includes state-of-the-art rewinders, sheeters, folders, perforators, and equipment that performs extensive packaging functions.

SALES AND MARKETING

         Tufco markets its products and services nationally through its 30 full-time sales and service employees and 114 manufacturer's representatives and distributors. The Company's sales and service personnel are compensated on a base salary plus incentive bonus. The Company generally utilizes referrals and its industry reputation and presence to attract customers, and advertises on a limited basis in industry periodicals and through cooperative advertising arrangements with its suppliers and customers.

         Prior to fiscal 1999, customers generally purchase the Company's goods and services under project-specific purchase orders rather than long-term contracts; however, beginning in fiscal 1998, management shifted its strategic focus in Contract Manufacturing away from overflow converting towards longer-term cooperative manufacturing projects which usually include a multi-year contract. The Company reached agreements with several companies including Hallmark Cards, Inc., Procter & Gamble Manufacturing, Amoco Fabrics and Fibers, and Amscan, Inc. for specialized contract converting services focused on printing, coating, cutting, folding, and packing. The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco's sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters.

         The customer base consists of approximately 1,000 companies, including large consumer products companies, dealers and distributors of business imaging papers, and resellers of paint sundry products. There were no customers accounting for more than 10% of consolidated sales in fiscal 1998. Sales are generally made on a credit basis within limits set by the Company's executive management. The Company generally requires payment to be made within 30 days following shipment of goods.

COMPETITION

         The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, capacity for prompt and consistent delivery, service, continuing relationships and price. The Company believes that its key competitive advantages are product quality, quick response, rapid equipment set-up and turnaround time, long-standing customer relationships, broad customer base, highly engineered machinery and processes, production diversity and capacity, continuity of management, and experienced personnel. Management believes that there is no single competitor that offers the breadth and variety of products and services offered by the Company. In addition, customers benefit from the Company's ability to perform its multiple services and distribute from its national asset base, which reduces freight costs and increases product and service reliability through use of single source supplier on a national basis.

         Competitors for the Company's products and services vary based upon the products and services offered. In the Company's Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company's specialty printing services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company's capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In Business Imaging Products, raw materials are inexpensive and readily available, and converting equipment is easily purchased. As a result, competition for Business Imaging customers is very strong, primarily from small regional suppliers and a few large national companies. Based on management's assessment of the market, no single firm offers the breadth of products offered by Tufco on a national basis. There is strong domestic competition and a modest amount of foreign competition in the manufacturing of Away-From-Home and paint sundry products.

         Historically, the Company has been subject to surges and declines in sales due to the short term nature of its converting projects with large integrated paper products companies. Since the Company began emphasizing longer term contractual arrangements, management believes that it is now better able to forecast declines in sales. However, volume requirements in Contract Manufacturing arrangements are ultimately controlled by the Company's customers, and a certain amount of short-term fluctuation is expected.

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

         The Company maintains a multiple quality control laboratories that constantly monitor its production using statistical process controls (SPC) to observe and measure quality effectiveness of its production processes, such as temperature, speed, tension, and pressure. The Company's rigid standards and use of SPC have allowed it to qualify for the GMP (Good Manufacturing Practices) designation from several customers, a quality control standard that these companies require before they will use a company for outsourcing. In addition, several of the Company's customers perform periodic audits at the Company's Green Bay and Dallas facilities to ensure that adequate quality control practices are in place at all times. The Company's Dallas quality control laboratory is part of a collaborative of 33 laboratories sponsored by a large original equipment manufacturer that utilizes the Dallas facility for its production. The collaborative is utilized by that company to help set quality standards and ensure that its suppliers, like the Dallas facility, have in places the process reviews and controls necessary to ensure that quality products are being manufactured consistently. In fiscal 2000, the Company will begin, and incur costs for, a program to obtain ISO 2002 certification for its Green Bay facility.

RAW MATERIALS AND SUPPLIERS

         The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. The Company believes it has excellent relationships with its primary suppliers, and the Company has not experienced difficulties in obtaining raw materials in the past. The Company's raw materials fall into four general groups: various paper stocks, inks for specialty printing, non-woven materials, and polyethylene films. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Company's Dallas and Newton facilities receive fine paper stock primarily from three major paper companies instead of a greater number of companies.

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

EMPLOYEES

         At September 30, 1999, the Company had approximately 725 employees, of whom 400 were employed at its Green Bay facility, 100 at its Manning facility, 80 at its Dallas facility, 95 at its Newton facility, and 50 at its St. Louis facility. The Company has a non-union workforce and believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

         The Company's main production and distribution facilities for Contract Manufacturing and specialty printing are located in Green Bay, Wisconsin. The 188,000 square foot facility (of which approximately 10,000 square feet are used for offices) was built in stages from 1980 to 1996 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.

         The Company leases 44,000 square feet of space in a facility contiguous to its Green Bay, Wisconsin, facility, which is currently used for certain Contract Manufacturing, warehousing, and distribution operations. This facility is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. The lease for this facility expires March, 2003. The Company has an option to renew this lease for an additional three years.

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

         In June 1996, the Company leased for five years and in October of 1996 occupied a new 62,000 square foot facility in Clarendon County, South Carolina, which was designed and constructed to house the production and distribution operations for the Company's paint sundry business. The Company has guaranteed to the lessor that, if the lease is not renewed, the residual market value of the building which was constructed at a cost of $1.5 million, will be at least $0.9 million. Management expects the building value will be at least $0.9 million; however, the Company cannot provide assurances as to the impact of future economic factors influencing the future value of the building. The Company also owns a 42,000 square foot facility in Manning, South Carolina which is not used in operations. In fiscal 1998, the Company decreased its carrying value of this facility and began marketing the property for sale or lease.

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

         None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since the Company's initial public offering on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol "TFCO." The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

                                                                           High        Low        Close
                                                                           ----        ---        -----

                  Fiscal 1998:
                                    Quarter ended December 31, 1997       $12.00      $ 9.50      $10.06

                                    Quarter ended March 31, 1998          $11.25      $ 8.25      $ 8.75

                                    Quarter ended June 30, 1998           $10.00      $ 6.50      $ 7.00

                                    Quarter ended September 30, 1998      $ 8.00      $ 6.50      $ 7.00

                   Fiscal 1999:
                                    Quarter ended December 31, 1998       $ 7.50      $ 4.13      $ 5.00

                                    Quarter ended March 31, 1999          $ 6.38      $ 3.25      $ 6.00

                                    Quarter ended June 30, 1999           $ 8.50      $ 5.50      $ 8.00

                                    Quarter ended September 30, 1999      $ 8.25      $ 7.00      $ 7.50

                  As of December 10, 1999, there were approximately 133 holders of record of the Common Stock. On December 10, 1999, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $8.88 per share.

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

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                                          Years Ended September 30,
                                                    --------------------------------------------------------------------

                                                      1999          1998(1)         1997           1996          1995(2)
                                                    --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
  Net sales ..................................      $ 76,331       $ 76,973       $ 65,750       $ 68,374       $ 47,987
  Cost of sales ..............................        63,225         65,903         53,835         56,042         39,796
                                                    --------       --------       --------       --------       --------

  Gross profit ...............................        13,106         11,070         11,915         12,332          8,191
  Selling, general, and
    administrative expenses ..................         7,317          7,803          6,396          6,753          4,906
  Amortization and other post-
    acquisition expenses .....................         1,010          1,025            706            724            437
  Write-down of property .....................            --            250             --             --             --
                                                    --------       --------       --------       --------       --------

  Operating income ...........................         4,779          1,992          4,813          4,855          2,848
  Interest expense ...........................        (1,086)        (1,177)          (889)        (1,134)          (911)
  Interest and other income ..................            40             66            266             41            101
  Gain on sale of assets .....................         1,048            (37)           101              5            (29)
                                                    --------       --------       --------       --------       --------
  Income before income taxes
    and extraordinary item ...................         4,781            844          4,291          3,767          2,009
  Income tax expense .........................         1,803            452          1,638          1,507            808
                                                    --------       --------       --------       --------       --------

  Net income before extraordinary item .......         2,978            392          2,653          2,260          1,201
  Extraordinary item-loss from early
    repayment of debt, net of income
    tax benefit of $32 .......................            --             62             --             --             --
                                                    --------       --------       --------       --------       --------

  Net income .................................      $  2,978       $    330       $  2,653       $  2,260       $  1,201
                                                    ========       ========       ========       ========       ========

  Earnings per share:
    Income before extraordinary item
       Basic .................................      $    .67       $    .09       $    .61       $    .52       $    .37
       Diluted ...............................      $    .67       $    .09       $    .60       $    .51       $    .37
    Net income
       Basic .................................      $    .67       $    .07       $    .61       $    .52       $    .37
       Diluted ...............................      $    .67       $    .07       $    .60       $    .51       $    .37

  Weighted average common
  shares outstanding:
       Basic .................................         4,419          4,420          4,384          4,386          3,247
       Diluted ...............................         4,475          4,518          4,448          4,438          3,248

OTHER DATA:
  Depreciation and
    amortization (3) .........................      $  3,090       $  2,605       $  2,363       $  2,279       $  1,647
  Capital expenditures .......................         3,130          2,629          3,234          2,371          1,280

BALANCE SHEET DATA: (AT SEPTEMBER 30)
  Working capital ............................      $ 13,934       $ 12,630       $ 10,225       $ 10,553       $ 13,914
  Total assets ...............................        59,081         58,767         49,045         50,038         51,060
  Total current and long-term debt ...........        14,530         17,697         10,498         13,350         18,897
  Stockholders' equity .......................        35,246         32,250         31,368         28,719         26,445

-----------

                                    FOOTNOTES

     (1) Includes Foremost Manufacturing Company since its acquisition in November 1997.

     (2)  Includes Hamco, Inc. since its acquisition in August 1995.

     (3) Includes depreciation and amortization of goodwill and organizational expenses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Management's discussion of the Company's 1999 fiscal year in comparison to fiscal 1998, contains forward-looking statements regarding current expectations, risks and uncertainties for 2000 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled "Business" in this report, other factors that could cause or contribute to such differences include, among other items, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

GENERAL

         Tufco performs contract manufacturing and specialty printing services, manufactures and distributes business imaging paper products and paint sundry products. The Company's strategy is to provide services, manufacture and distribute products in niche markets relying on close customer contact and high levels of quality and service. The Company works closely with its contract manufacturing clients to develop products or perform services which meet or exceed the customers' quality standards, and to then use the Company's operating efficiencies and technical expertise to supplement or replace its customers' own production and distribution functions.

         The Company's technical proficiencies include folding, packaging, coating, slitting and rewinding, sheeting, multi-color printing and laminating.

         In January 1994, the Company completed an initial public offering of its stock and concurrently purchased substantially all of the assets of ECC. The Company issued 900,000 shares of its Common Stock on the NASDAQ Market at $9.00 per share, resulting in net proceeds of $6.8 million. The total cost of the ECC acquisition was $8.7 million consisting of $7.5 million in cash and 127,778 shares of Common Stock.

         In August 1995, the Company purchased substantially all of the assets of Hamco for a total cost of $14.2 million funded by the issuance of 1.2 million shares of Common Stock and additional bank borrowings.

         In November 1997, the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for a total cost of $6.2 million, including transaction costs, funded by the issuance of 25,907 shares of common stock and additional bank borrowings.

RESULTS OF OPERATIONS

         The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 1999("current year" or "fiscal 1999"), in comparison to the fiscal year ended September 30, 1998 ("prior year" or "fiscal 1998"), as well as the fiscal year ended September 30, 1997 ("fiscal 1997").

         The following table sets forth, for the years ended September 30 (i) the percentage relationship of certain items from the Company's statements of income to net sales and (ii) the year-to-year changes in these items:

                                                           PERCENTAGE OF  NET SALES             YEAR-TO-YEAR CHANGE
                                                      ----------------------------------        --------------------
                                                                                                 1998 TO       1997 TO
                                                       1999          1998          1997          1999          1998
                                                      ------        ------        ------        ------        ------
Net sales ......................................       100.0%        100.0%        100.0%           (1)%          17%
Cost of sales ..................................        82.8          85.6          81.9            (4)           22
                                                      ------        ------        ------

         Gross margin ..........................        17.2          14.4          18.1            18            (7)

Selling and administrative expenses ............         9.6          10.1           9.7            (6)           22
Amortization and post-acquisition
expenses .......................................         1.3           1.4           1.1            (1)           45
Write-down of property .........................          --           0.3            --            --            --
                                                      ------        ------        ------


         Operating income ......................         6.4           2.6           7.3           140           (59)

Interest expense ...............................        (1.4)         (1.5)         (1.3)           (8)           32
Interest and other income ......................         0.0            .1            .4           (41)          (75)
Gain on sale of assets .........................         1.4           (.1)           .1            --            --
                                                      ------        ------        ------        ------        ------
         Income before income taxes
          and extraordinary item ...............         6.3           1.1           6.5           466           (80)
Income tax expense .............................         2.4           0.6           2.5           299           (72)
                                                      ------        ------        ------

Net income before extraordinary item ...........         3.9           0.5           4.0           660           (85)
Extraordinary item .............................          --           0.1            --            --            --
                                                      ------        ------        ------

Net income .....................................         3.9%          0.4%          4.0%          660%          (88)%
                                                      ======        ======        ======        ======        ======


         The components of net sales and gross profit are summarized in the table below:


                                                1999                 1998                 1997
                                          -----------------    -----------------    -----------------
                                                       % of                 % of                 % of
                                          Amount      Total    Amount      Total    Amount      Total
                                          -----------------    -----------------    -----------------
                                                             (Dollars in millions)
         Net Sales
Contract manufacturing and printing       $ 26.0        34%    $ 19.2        25%    $ 20.2        30%
Business imaging paper products             24.9        33       32.5        42       33.4        51
Paint sundry products                       21.0        27       18.0        24        9.0        14
Away-from-home products                      4.4         6        7.3         9        3.2         5
                                          ------    ------     ------    ------     ------    ------

Net sales                                 $ 76.3       100%    $ 77.0       100%    $ 65.8       100%
                                          ======    ======     ======    ======     ======    ======

                                                     Margin               Margin
                                          Amount         %     Amount         %
                                          -----------------    -----------------
         Gross Profit
Contract manufacturing and printing       $  6.4        25%    $  2.2        11%
Business imaging paper products              3.5        14        5.0        15
Paint sundry products                        2.8        13        3.2        18
Away-from-home products                      0.4         9        0.7        10

Gross profit                              $ 13.1        17%    $ 11.1        14%
                                          ======    ======     ======    ======

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

         NET SALES for fiscal 1999 decreased $0.6 million, or 1%, in part due to the discontinuance of the Company's Away From Home (AFH) product line in June of fiscal 1999. Sales in the Company's remaining market sectors increased 3%. The Company discontinued its AFH sales efforts because management believed that the Company's relatively small market share, the lack of a reliable long term source of base paper and the frequency of heavy price discounting in the market sector made AFH products a poor fit with the Company's chosen strategic direction. Instead, management has reallocated plant space and personnel previously allocated to the AFH sector toward expanding its Contract Manufacturing services, the Company's primary strategic focus for the future. Sales of Contract Manufacturing services increased $6.8 million (35%) over the prior year, primarily due to new agreements to provide contract folding, packaging and printing services for large consumer products companies. Management identified Contract Manufacturing as its key growth sector during development of its strategic plan in fiscal 1998 and began allocating capital and personnel resources toward growth in that sector. To further its capabilities in the sector, the Company is installing a new eight color flexographic printing press in its Green Bay facility. The total value of the press will exceed $4 million, for which the Company will enter into a long term operating lease by December 31, 1999. Management believes that the expanded services made possible by the new press will enable the Company to further grow its specialty printing services. Sales in the Company's Business Imaging sector declined $7.6 million (23%) primarily due to continued deep discounts in the selling price of its engineering and point-of-sale (POS) roll products as a result of increased competition, as well as the loss of several large POS national account customers which were at lower profit margins. Finally, sales of the Company's Paint Sundry products increased $3.0 million (17%) over the prior year. A portion of the increase ($0.9 million) results from the timing of the Foremost acquisition for which only eleven months of sales were recognized in fiscal 1998. Adjusted for this fact, sales in this sector increased (12%), primarily due to increased sales to large do-it-yourself home centers.

         GROSS PROFIT increased $2.0 million, or 18%, to $13.1 million in fiscal 1999, and gross profit margins increased to 17% in the current year from 14% in the prior year. The Company was able to increase gross profit primarily due to the growth in sales of Contract Manufacturing services, for which the Company is generally able to earn higher margins due to the high levels of capital investment, project management skills and technical competence required by customers in that sector. Strong competition continued to depress gross profit margins in the Company's Business Imaging sector, as the Company continued to lower its selling prices in response to market conditions. While management believes it is effectively retaining its key customer base, profitability is still depressed and management cannot provide assurance that Business Imaging selling prices will rebound in the near term. Opportunities exist to provide contract manufacturing services for several large companies in the Business Imaging sector, and management is pursuing some of those opportunities. Margins in the Company's Paint Sundries sector declined during the year due to costs incurred to consolidate operations and absorb the Foremost acquisition. Management believes that Paint Sundries margins should improve prospectively as the Company takes advantage of the marketing synergies and purchasing power of the combined operations.

         SELLING AND ADMINISTRATIVE EXPENSES decreased $0.5 million or 6% from fiscal 1998. The decrease was the result of lower selling expenses resulting from the elimination of the AFH marketing group as well as reductions in certain costs which were higher than normal in the prior year, including severance and health insurance costs.

         GOODWILL AMORTIZATION AND POST-ACQUISITION EXPENSES were relatively unchanged from the prior year, as the Company did not complete any acquisitions during the current fiscal year.

         NET INTEREST EXPENSE decreased $0.1 million due to lower average borrowings during the current fiscal year.

         GAINS ON ASSETS SALES totaled $1.0 million in fiscal 1999 resulting primarily from the discontinuance of the AFH business sector and the sale of production equipment and inventory which were previously dedicated to that sector. Additionally, the Company sold two other pieces of production equipment which had limited ongoing production value to the Company.

         INCOME TAXES were 38% of pretax earnings for fiscal 1999 compared to 54% for the prior year. Fiscal 1998 was an anomaly because the low level of pre-tax income served to accentuate the effect that non-deductible goodwill amortization expense had on the overall tax rate. By comparison, income taxes for fiscal year 1997 were 38% of pre-tax earnings as well.

         BASIC AND DILUTED EARNINGS PER SHARE after the effect of the extraordinary item were both 67 cents in fiscal 1999 compared to 7 cents in fiscal 1998. Adjusted for the gains from the sale of equipment and other assets, basic and diluted earnings per share were both 53 cents per share in fiscal 1999.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

         NET SALES for fiscal 1998 increased $11.2 million, or 17%, primarily due to the additive impact on the Paint Sundries sector of Foremost acquisition as well as growth in the Company's AFH market sector. Since the date of its acquisition by the Company in November 1997, Foremost had net sales of $9.1 million. Adjusted for this fact, the Company's net sales increased $2.1 million. Sales of the Company's AFH products increased $4.0 million or 122% in fiscal 1998 as the Company continued to penetrate this market. Due to the competitive nature of the AFH market and to the lack of an established base of customers, Tufco utilized aggressive pricing to secure new sales, resulting in low margins. Sales in Tufco's Business Imaging market sector declined $0.9 million or 3% from fiscal year 1997 due to reduced selling prices which were a result of increased competition in this market. Raw materials costs continued to decline in fiscal 1998, and the combination of low cost raw materials and the availability of used production assets allowed several new competitors to enter the market place for Business Imaging products. While the Company did not lose significant business volumes to these competitive intrusions, it did sacrifice margin and sales dollars due to the lower selling prices. Custom Converting sales declined $1.1 million or 5% due to the continued decline in service revenue from the outsourced converting of tissue and towels products, a trend which began in fiscal 1997 as several of the Company's customers merged, thereby decreasing their need to outsource these services. Tufco management has chosen to pursue multi-year agreements with companies who are seeking high quality technical printing and packaging services as a replacement of the sales lost as the tissue and towel producers internalized their converting needs. Establishment of these longer-term agreements generally requires an investment of one to two years in order to establish relationships and reach quality and productivity certifications which these customers require. As a result, the Company did not have significant sales or profit gains in Custom Converting in fiscal 1998. However, subsequent to the end of the 1998 fiscal year, the Company reached an agreement with Procter & Gamble Manufacturing whereby the Company will provide custom packaging and procurement support services for the introduction of three new products in the U.S. market. Additionally, the Company has reached a multi-year agreement with Hallmark Cards, Inc. to produce printed and unprinted tablecovers. Both of these agreements were the result of trial work which began in fiscal 1998.

         GROSS PROFIT decreased $0.8 million or 7% to $11.1 million in fiscal 1998. Adjusted for the effect of the Foremost acquisition, gross profit decreased $2.5 million or 21%. Gross margin decreased to 14.4% in fiscal 1998 from 18.1% in fiscal 1997. Gross margin was 13.8% in the current year after adjusting for the Foremost acquisition. Definitive gross profit by sector was not available until fiscal 1998; however, management believes that the primary cause for the gross profit decline is the reduction in selling prices for products sold in the Company's Business Imaging market sector. In order to combat competitive intrusions into its customer base, the Company has lowered its prices and corresponding profit margins on its Business Imaging products. While management believes it is effectively retaining its customer base, profitability is still depressed and management cannot provide assurance that Business Imaging selling prices will rebound in the near term. Margins in the Custom Converting sector declined due to lower sales volume as well as higher raw material costs without corresponding increases in selling prices resulting in reduced coverage of fixed costs. Management believes the new contract converting agreements with Procter & Gamble Manufacturing and Hallmark Cards, Inc. will help increase margins in the Custom Converting sector. In addition to pricing concessions in Business Imaging and volume reductions in Custom Converting, the Company incurred higher than normal costs in employee benefit and worker's compensation expense. In both cases, the Company is responsible for paying all the claims up to a designated stop-loss. In fiscal 1998, the Company's cost for payment of health insurance claims increased $0.6 million or 100% over the prior year. Similarly, the cost of the Company paid workers' compensation claims increased $0.1 million or 32%. While management cannot be assured that these costs will decline in future years, historical trends indicate that the claims expense in 1998 was abnormal. Finally, margins in the AFH sector remained low due to low selling prices charged by the Company as it built its customer base. Management plans to increase its selling prices in fiscal 1999, and utilize its expanded volumes to negotiate lower casts of raw materials, thus improving margins in this sector.

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

         WRITE-DOWN OF PROPERTY relates to the $0.3 million reduction in the carrying value of certain property, which the Company owns in South Carolina, to its estimated market value as the Company prepares to list the property for sale. The Company has occupied a new leased facility in Manning, South Carolina, and by December 1998, the Company had ceased all remaining operations in the property, which it owns.

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

FISCAL 1999 (Dollars in thousands, except per share amounts)

                                                      First       Second     Third        Fourth
                                                     Quarter     Quarter    Quarter      Quarter
Net sales ......................................    $ 18,341    $ 18,519    $ 19,416    $ 20,055
Gross profit ...................................       2,974       2,801       3,493       3,838
Operating expenses .............................       2,245       2,014       1,927       2,141
Operating income ...............................         729         787       1,566       1,697
Income before income taxes and
 extraordinary item ............................         781         516       1,960       1,524
Income tax expense (benefit) ...................         312         181         714         596
Income before extraordinary item ...............         469         335       1,246         928
Net income .....................................         469         335       1,246         928
Earnings per share:
         Basic .................................         .11         .08         .28         .20
         Diluted ...............................         .11         .08         .28         .20

FISCAL 1998 (Dollars in thousands, except per share amounts)

                                                      First       Second      Third       Fourth
                                                     Quarter     Quarter     Quarter     Quarter
Net sales ......................................    $ 16,690    $ 19,006    $ 19,921    $ 21,356
Gross profit ...................................       2,670       2,572       3,102       2,726
Operating expenses .............................       1,909       1,920       1,884       3,365
Operating income (loss) ........................         761         652       1,218        (639)
Income (loss) before income taxes and
 extraordinary item ............................         553         358         877        (944)
Income tax expense (benefit) ...................         221         124         311        (204)
Income (loss) before extraordinary item ........         332         234         566        (740)
Net income (loss) ..............................         332         234         566        (802)
Earnings (loss) per share:
         Basic .................................         .08         .05         .13        (.18)
         Diluted ...............................         .07         .05         .13        (.18)

         The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, the Company's sales volume is at its lowest levels in the first and second fiscal quarters. Sales are generally at higher levels in the third and especially the fourth fiscal quarters.

         In the first and third quarters of fiscal 1999, the Company sold equipment resulting in pre-tax gains of $0.3 million (per share: $0.05 basic and diluted) and $0.7 million (per share: $0.09 basic and diluted) respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations decreased $0.4 million to $2.0 million in fiscal 1999. Cash generated from net income adjusted for non-cash expenses and non-operating gains was $5.7 million compared to $3.4 million in the prior year. Offsetting this increase, accounts receivable increased $2.5 million due primarily to slow payments from the Company's largest customer. Management is working with this customer to accelerate the payment of invoices outstanding, and believes that all amounts due from this customer will be paid in full. Additionally, an increase in inventory ($0.9 million, net of AFH inventory sold at the end of June of fiscal 1999) and a decrease in accounts payable ($0.8 million) offset the improvement in cash flow generated from net income. The increased investment in inventory was in advance of announced October price increases in certain grades of base paper which the Company uses to produce its Business Imaging products, and the decrease in accounts payable was the result of the timing of the receipt of vendor invoices, a portion of which related to the increased purchases of base paper. The Company negotiates, and takes advantage of, early payment discounts on the raw materials it buys, so the timing of the receipt of vendor invoices often dictates the balance of accounts payable at the end of an accounting period.

         Cash generated from investing activities totaled $0.9 million in fiscal 1999 resulting primarily from the sale of idle equipment and AFH assets, totaling $4.0 million net of transaction costs, offset by purchases of fixed assets. Cash used in financing activities totaled $3.2 million and was used to repay debt.

         The Company's primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. On August 28, 1998, the Company entered into a syndicated financing arrangement with First Union National Bank (First Union) and Chase Bank of Texas, N.A. with First Union acting as agent. Under the agreement, the Company has $6.6 million of term debt at September 30, 1999, repayable in equal quarterly payments maturing in August 2005 and up to $9.0 million under a revolving credit agreement through June 2001. In fiscal 1998, the Company paid approximately $0.1 million to its former lender to exit the prior credit agreement, principally in the form of prepayment penalties on the early repayment of term debt. Simultaneous with the refinancing, the Company entered into an interest rate swap arrangement with First Union which had the effect of creating a fixed rate of interest on the Company's term debt. As a result of this arrangement, the rate of interest on the term debt is fixed at 5.87%, plus a profit spread for the syndicated banks of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. Management believes that this hedge arrangement creates a desirable stability of future interest payments. At December 10, 1999, the Company had approximately $12.3 million in total borrowings outstanding under this agreement, with $2.9 million available under the revolving credit agreement. Management believes its operating cash flow is adequate to service its long-term obligations as of September 30, 1998, and any budgeted capital expenditures. However, Company management is currently discussing business opportunities which would require expansion of its Green Bay production facility which may require the assumption of additional debt.

         The credit facility is secured by substantially all of the Company's assets and contains certain restrictive covenants, including minimum required net worth, minimum required cash flow, maximum allowable indebtedness and maximum allowable capital expenditures. At September 30, 1999, the Company was in compliance with all of its debt covenants. The Company had previously obtained a waiver from the banks permitting it to sell various production assets during fiscal 1999.

         During the fourth quarter of fiscal 1999, the Company agreed to enter into a lease to own and operate a Windmoeller and Hoelscher eight color flexographic printing press. Management anticipates that the terms of this lease will be finalized by December 31, 1999. The lease will be structured as an operating lease over ten years with payments totaling approximately $0.5 million annually. The Company will have the right to purchase the asset at varying points during the lease.

         The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

         The Company's allowance for uncollectible accounts receivable was $0.3 million at December 10, 1999. Management believes that this allowance is adequate to provide for losses inherent in its accounts receivable.

         Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, periodically impact the Company's inventory values and net income. This was the case in fiscal year 1997, when the prices of these commodities dropped. In fiscal years 1998 and 1999, the impact of inflation was minimal on the Company's inventory and net income. The Company is generally successful in passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company's products. Prior to these periods, the impact of inflation has been minimal on the Company's inventory and net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

         SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company's year ending September 30, 2001; this Statement establishes standards for the valuation, classification and accounting of derivative instruments. The Company expects that the implementation of these standards will have no material effect on the financial statements.

YEAR 2000 SYSTEMS ISSUES

         Many existing computer programs use only two digits to identify a year in the date field, and if not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Left uncorrected, year 2000 systems issues could have a material negative impact on the Company's operations and its profitability.

         In response to ongoing business needs, Tufco has implemented a new Enterprise Resource Planning System, and the year 2000 issue was one of the design pre-requisites for this new system. As of September 30, 1999, the Company has spent $2.5 million for hardware, software and consulting services related to this project and other projects designed to convert its systems in response to the year 2000 issue. While the Company has taken every precaution to ensure that the new information systems will operate properly in the year 2000, management has relied on assurances and warranties by its hardware and software vendors. The Company has performed its own tests on the various software it uses, and it has not discovered any unresolved year 2000 issues. The Company has evaluated the possible negative impact on the Company of year 2000 issues relating to its significant vendors and customers, and it has obtained assurances that its key vendors are taking steps to insure year 2000 compliance. While management has not uncovered any specific instances where year 2000 issues have not been addressed, the Company cannot rule out the possibility of difficulties arising from year 2000 issues.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk- The Company has entered into an interest rate swap contract as a hedge under which the interest rate on its term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company (see Note 7 to the Company's Financial Statements). At September 30, 1999, prevailing market interest rates were higher than the fixed rate in the Company's swap agreement, and the Company would have received a premium of $45,000 from its lender if the debt under the swap were to have been paid in full at that time. Prior to entering into the swap agreement, management had determined, and still believes, that the Company's risk of potential future liability resulting from a material decline in interest rates below the fixed level under the swap was not significant.

         Foreign Currency Exchange Risk- The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of September 30, 1999.

         Commodity Price Risk- The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 1999. The Company presents its assessment of the risks of short-term commodity price fluctuations in the section entitled Raw materials and Supplies under Part I, Item 1 of this document.

         Other Relevant Market Risks- The Company does not own any marketable securities, and management has not identified any other relevant market risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are attached as an Appendix to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors, and key employees of the Company are:

Name                                        Age               Positions With the Company
----                                        ---               --------------------------

Louis LeCalsey, III                         60                President and Chief Executive Officer
Gregory L. Wilemon                          39                Chief Financial Officer, Chief Operating
                                                              Officer and Secretary/Treasurer
Robert J. Simon (1)(2)(3)                   41                Chairman of the Board of Directors
Samuel J. Bero (1)(3)                       64                Director
C. Hamilton Davison, Jr. (3)                40                Director
William J. Malooly (2)                      57                Director
Seymour S. Preston III (2)                  66                Director


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

EXECUTIVE OFFICERS, DIRECTORS, AND KEY EMPLOYEES

         Louis LeCalsey, III--Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in September 1996. Previously he was President of Tufco Industries, Inc. since April 1996 and prior to that he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 20-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director for Foodserv Equipment & Supply Inc., as well as a member of the Advisory group for Bradford Ventures, Ltd.

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

         Robert J. Simon--Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989. Prior to that time, Mr. Simon held the following positions with Bradford Ventures Ltd.: Managing Director from 1990 to 1992; Senior Vice President from 1987 to 1990, and Vice President from 1984 to 1987. Mr. Simon is Chairman of the Board of Foilmark, Inc., a public company. Mr. Simon is either Chairman of the Board or a director of Ampco Metal Inc., Parmarco Technologies, Inc., Foodserv Equipment & Supply Inc., Mexican Accent, Inc., Overseas Equity Investors Ltd., Overseas Private Investors Ltd., and Overseas Callander Fund, Ltd. and several other privately held companies.

         Samuel J. Bero--Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager of Tufco since 1974, when he co-founded the Predecessor with Mr. Garland and two other individuals.
Mr. Bero has over 33 years of experience in the converting industry.

         C. Hamilton Davison, Jr.--Mr. Davison has been the President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988, and Chief Executive Officer since 1995. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. Mr. Davison is also a director and former president of the greeting card industry trade association. In addition to other private companies and not "for" profit boards, he serves as a director and member of the audit committee of Valley Resources (AMEX:VR). Mr. Davison received a Bachelors Degree from Vanderbilt University and a masters degree from the University of Texas.

         William J. Malooly--Mr. Malooly has been the Chairman and Chief Executive Officer of Bank One, Green Bay since 1977.

         Seymour S. Preston, III--Mr. Preston is the Chairman and Chief Executive Officer of AAC Engineered Systems, Inc. a manufacturer of deburring and metal finishing equipment. From 1990 to 1993, Mr. Preston was President and Chief Executive Officer of Elf Atochem North America, Inc., a manufacturer and marketer of plastics and specialty chemicals. Prior to 1990, Mr. Preston was President, Chief Operating Officer and Director of Pennwalt Corporation. Mr. Preston is currently is a Director of Albemarle Corporation, Scott Specialty Gases, Inc., The Barra Foundation, and is the Chairman of the Board of Trustees of the Academy of Natural Sciences of Philadelphia. Mr. Preston received a BA in chemistry from Williams College and an MBA from the Harvard Business School.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The information called for by Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the Proxy Statement relating to the Company's annual meeting to be held in 1999 (the "Proxy Statement"), which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

ITEM 11 - EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference from the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated by reference from the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1.   Financial Statements. Financial statements are attached as an
               Appendix to this report. The index to the financial statements is found on F-1 of the Appendix.

(a)       2.   Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)       3.   Exhibits. See Exhibit Index in part (c), below.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

(c)      Exhibit
         Number            Description

         2.1 Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the "Company"), Charles Cobaugh and James Barnes (filed as exhibit 2.1 to the Company's Form 8-K dated November 13, 1997 filed with the Commission on November 26, 1997 file number 0-21018, incorporated by reference herein).

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

         10.3 Loan Agreement, dated May 1, 1992, between the Village of Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)

         10.4     1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

         10.5 Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)

         10.6     1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
                  10.19)

         10.7 Amended Employment Agreement with Greg Wilemon, dated September 18, 1995. (5) (Exhibit 10.11)

         10.8 Lease Agreement, dated as of March 1, 1995, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (4) (Exhibit 10.13)

         10.9     Stock Option Plan for Carl B. Francis dated April 21, 1995.
                  (4) (Exhibit 10.14)

         10.10 Lease Agreement dated as of April 1, 1996, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (5) (Exhibit 10.15)

         10.11 Separation Agreement dated October 1, 1996 between Carl B. Francis and the Company. (5) (Exhibit 10.17)

         10.12 Employment Agreement with Louis LeCalsey, III dated September 19, 1996. (5) (Exhibit 10.18)

         10.13 Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998. (6)

         10.14 ISDA Master Agreement and Schedule to the Master Agreement dated as of July 30, 1998 between First Union National Bank and Tufco, L.P. (6)

         10.15    First Amendment to Credit Agreement. (6)

         21.1     Subsidiaries of the Company. (6)

         27.1*    Financial Data Schedule

         ---------------
         *   Filed herewith

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

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

(c) See (a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 15, 1999.

                                       Tufco Technologies, Inc.



                                       By: /s/ Louis LeCalsey, III
                                           -------------------------------------
                                           Louis LeCalsey, III
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                                    Title                          Date
           ---------                                    -----                          ----


/s/ Louis LeCalsey, III                    President, Chief Executive Officer    December 15, 1999
------------------------------------       and Director (Principal Executive
Louis LeCalsey, III                        Officer)


/s/ Robert J. Simon                        Chairman of the Board                 December 15, 1999
------------------------------------
Robert J. Simon


/s/ Gregory L. Wilemon                     Chief Financial Officer, Chief        December 15, 1999
------------------------------------       Operating Officer and Secretary
Gregory L. Wilemon                         (Principal Financial and
                                           Accounting Officer)


/s/ Samuel J. Bero                         Director                              December 15, 1999
------------------------------------
Samuel J. Bero


/s/ C. Hamilton Davison_Jr.                Director                              December 15, 1999
------------------------------------
C. Hamilton Davison, Jr.


/s/ William J. Malooly                     Director                              December 15, 1999
------------------------------------
William J. Malooly


/s/ Seymour S. Preston, III                Director                              December 15, 1999
------------------------------------
Seymour S. Preston, III

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS - ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------


                                                                            PAGE

INDEPENDENT AUDITORS' REPORT................................................F-2

FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of September 30, 1999 and 1998............F-3

   Consolidated Statements of Income
      for the Years Ended September 30, 1999, 1998 and 1997.................F-4

   Consolidated Statements of Stockholders' Equity
      for the Years Ended September 30, 1999, 1998 and 1997.................F-5

   Consolidated Statements of Cash Flows
      for the Years Ended September 30, 1999, 1998 and 1997.................F-6

   Notes to Consolidated Financial Statements...............................F-7

INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
   Tufco Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Dallas, Texas
December 3, 1999

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------


ASSETS                                                                           1999              1998

CURRENT ASSETS (Note 7):
   Cash and cash equivalents                                                 $    692,002      $  1,006,110
   Restricted cash (Note 9)                                                        20,050            20,328
   Accounts receivable - net (Note 3)                                          12,721,698        10,351,740
   Inventories (Note 4)                                                         8,248,876         8,956,949
   Prepaid expenses and other current assets                                      763,972           303,605
   Deferred income taxes (Note 8)                                                 447,096           596,678
                                                                             ------------      ------------

           Total current assets                                                22,893,694        21,235,410

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 5 and 7)                            16,636,756        17,360,302

GOODWILL - Net (Notes 1 and 2)                                                 17,948,930        18,423,999

OTHER ASSETS - Net (Note 6)                                                     1,601,409         1,747,486
                                                                             ------------      ------------

TOTAL                                                                        $ 59,080,789      $ 58,767,197
                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 7)                                $  1,902,435      $  1,670,810
   Accounts payable                                                             3,764,026         4,559,341
   Accrued payroll, vacation and payroll taxes                                  1,537,041           681,236
   Other current liabilities                                                    1,580,744         1,629,519
   Income taxes payable (Note 8)                                                  175,001            64,367
                                                                             ------------      ------------

           Total current liabilities                                            8,959,247         8,605,273

LONG-TERM DEBT - Less current portion (Note 7)                                 12,627,136        16,025,796

DEFERRED INCOME TAXES (Note 8)                                                  2,248,871         1,885,653

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 11):
   Voting common stock; $.01 par value; 9,000,000 shares authorized;
      4,498,618 and 3,786,223 shares issued, respectively                          44,986            37,862
   Nonvoting common stock; $.01 par value;  2,000,000 shares authorized;
      0 and 709,870 shares issued and outstanding                                   7,099
   Additional paid-in capital                                                  23,973,017        23,961,301
   Retained earnings (Note 7)                                                  11,856,772         8,878,453
   Treasury stock at cost, 78,497 voting common shares                           (534,045)         (534,045)
   Stock purchase plan notes                                                      (95,195)         (100,195)
                                                                             ------------      ------------

             Total stockholders' equity                                        35,245,535        32,250,475
                                                                             ------------      ------------

TOTAL                                                                        $ 59,080,789      $ 58,767,197
                                                                             ============      ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                           1999              1998              1997

NET SALES                                              $ 76,330,563      $ 76,972,776      $ 65,750,571

COST OF SALES                                            63,224,285        65,902,280        53,835,318
                                                       ------------      ------------      ------------
GROSS PROFIT                                             13,106,278        11,070,496        11,915,253

OPERATING EXPENSES:
   Selling, general and administrative (Note 10)          7,317,325         7,803,493         6,395,727
   Amortization and other postacquisition expenses        1,009,868         1,024,620           706,180
   Write-down of property                                                     250,000
                                                       ------------      ------------      ------------
           Total                                          8,327,193         9,078,113         7,101,907
                                                       ------------      ------------      ------------
OPERATING INCOME                                          4,779,085         1,992,383         4,813,346

OTHER INCOME (EXPENSE):
   Interest expense                                      (1,085,511)       (1,176,623)         (888,566)
   Interest and other income                                 39,370            65,096           264,782
   Gains (loss) on asset sales (Note 5)                   1,047,591           (36,925)          101,327
                                                       ------------      ------------      ------------
           Total                                              1,450        (1,148,452)         (522,457)
                                                       ------------      ------------      ------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                 4,780,535           843,931         4,290,889

INCOME TAX EXPENSE (Note 8)                               1,802,216           451,790         1,637,603
                                                       ------------      ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM                          2,978,319           392,141         2,653,286

EXTRAORDINARY ITEM - Loss from early
   repayment of debt, net of income tax
   benefit of $32,059 (Note 7)                                                 62,231
                                                       ------------      ------------      ------------
NET INCOME                                             $  2,978,319      $    329,910      $  2,653,286
                                                       ============      ============      ============

EARNINGS PER SHARE:
   Income before extraordinary item:
      Basic                                            $        .67      $        .09      $        .61
                                                       ============      ============      ============
      Diluted                                          $        .67      $        .09      $        .60
                                                       ============      ============      ============
   Net income:
      Basic                                            $        .67      $        .07      $        .61
                                                       ============      ============      ============
      Diluted                                          $        .67      $        .07      $        .60
                                                       ============      ============      ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                  4,418,859         4,419,763         4,383,752
                                                       ============      ============      ============
   Diluted                                                4,474,802         4,517,849         4,447,727
                                                       ============      ============      ============

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                   COMMON STOCK
                                                                 -------------------------------------------------
                                                                           Voting                      NONVOTING       ADDITIONAL
                                                                 -----------------------   ------------------------     PAID-IN
                                                                  Shares        Amount       Shares        Amount        Capital
                                                                 ---------   -----------   ---------    -----------    -----------
BALANCES AT OCTOBER 1, 1996                                      3,723,585   $    37,236     709,870    $     7,099    $23,491,130

   Exercise of employee stock options                               10,245           102                                    48,290
                                                                 ---------   -----------   ---------    -----------    -----------

   Repayment of stock purchase plan notes
                                                                 ---------   -----------   ---------    -----------    -----------

   Purchase of treasury stock, 16,172 shares
                                                                 ---------   -----------   ---------    -----------    -----------

   Net income
                                                                 ---------   -----------   ---------    -----------    -----------

BALANCES AT SEPTEMBER 30, 1997                                   3,733,830        37,338     709,870          7,099     23,539,420
                                                                 ---------   -----------   ---------    -----------    -----------

   Exercise of employee stock options                               26,486           265                                   172,140
                                                                 ---------   -----------   ---------    -----------    -----------

   Issuance of common stock - Foremost acquisition (Note 2)         25,907           259                                   249,741
                                                                 ---------   -----------   ---------    -----------    -----------

   Repayment of stock purchase plan notes
                                                                 ---------   -----------   ---------    -----------    -----------

   Purchase of treasury stock, 18,693 shares
                                                                 ---------   -----------   ---------    -----------    -----------
   Net income
                                                                 ---------   -----------   ---------    -----------    -----------

BALANCES AT SEPTEMBER 30, 1998                                   3,786,223        37,862     709,870          7,099     23,961,301
                                                                 ---------   -----------   ---------    -----------    -----------

   Exercise of employee stock options                                2,525            25                                    11,716
                                                                 ---------   -----------   ---------    -----------    -----------

   Conversion of nonvoting to voting common stock                  709,870         7,099    (709,870)        (7,099
                                                                 ---------   -----------   ---------    -----------    -----------

   Repayment of stock purchase plan notes
                                                                 ---------   -----------   ---------    -----------    -----------

   Net income
                                                                 ---------   -----------   ---------    -----------    -----------

BALANCES AT SEPTEMBER 30, 1999                                   4,498,618   $    44,986          --    $        --    $23,973,017
                                                                 ---------   -----------   ---------    -----------    -----------
                                                                                                      STOCK          TOTAL
                                                                   RETAINED         TREASURY         PURCHASE    STOCKHOLDERS'
                                                                   Earnings           Stock         Plan Notes      Equity
                                                                  -----------     -----------      -----------    -----------
BALANCES AT OCTOBER 1, 1996                                       $ 5,895,257     $  (236,074)     $  (475,253)   $28,719,395

   Exercise of employee stock options                                                                                  48,392
                                                                  -----------     -----------      -----------    -----------

   Repayment of stock purchase plan notes                                                               60,201         60,201
                                                                  -----------     -----------      -----------    -----------

   Purchase of treasury stock, 16,172 shares                                         (113,297)                       (113,297)
                                                                  -----------     -----------      -----------    -----------

   Net income                                                       2,653,286                                       2,653,286
                                                                  -----------     -----------      -----------    -----------

BALANCES AT SEPTEMBER 30, 1997                                      8,548,543        (349,371)        (415,052)    31,367,977
                                                                  -----------     -----------      -----------    -----------

   Exercise of employee stock options                                                                                 172,405
                                                                  -----------     -----------      -----------    -----------

   Issuance of common stock - Foremost acquisition (Note 2)                                                           250,000
                                                                  -----------     -----------      -----------    -----------

   Repayment of stock purchase plan notes                                                              314,857        314,857
                                                                  -----------     -----------      -----------    -----------

   Purchase of treasury stock, 18,693 shares                                         (184,674)                       (184,674)
                                                                  -----------     -----------      -----------    -----------
   Net income                                                         329,910                                         329,910
                                                                  -----------     -----------      -----------    -----------

BALANCES AT SEPTEMBER 30, 1998                                      8,878,453        (534,045)        (100,195)    32,250,475
                                                                  -----------     -----------      -----------    -----------

   Exercise of employee stock options                                                                                  11,741
                                                                  -----------     -----------      -----------    -----------

   Conversion of nonvoting to voting common stock                                                                          --
                                                                  -----------     -----------      -----------    -----------

   Repayment of stock purchase plan notes                                                                5,000          5,000
                                                                  -----------     -----------      -----------    -----------

   Net income                                                       2,978,319                                       2,978,319
                                                                  -----------     -----------      -----------    -----------

BALANCES AT SEPTEMBER 30, 1999                                    $11,856,772     $  (534,045)     $   (95,195)   $35,245,535
                                                                  -----------     -----------      -----------    -----------


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                              1999            1998            1997
OPERATING ACTIVITIES:
   Net income                                                            $ 2,978,319      $   329,910      $ 2,653,286
   Noncash items in net income:
      Depreciation and amortization of property, plant and equipment       2,473,370        2,057,458        1,918,895
      Amortization of goodwill and other assets                              617,069          547,322          444,519
      Deferred income taxes                                                  512,800          127,975          (20,748)
      Increase in allowance for doubtful accounts                            121,270           36,957              927
      (Gain) loss on asset sales                                          (1,047,591)          36,925         (101,327)
      Write-down of property                                                                  250,000
   Changes in operating working capital:
      Accounts receivable                                                 (2,491,228)      (1,641,425)         722,863
      Inventories                                                           (864,788)         424,124        1,005,135
      Prepaid expenses and other assets                                     (453,678)         (60,076)        (208,517)
      Accounts payable                                                      (795,315)         541,150          780,872
      Accrued and other current liabilities                                  807,030          372,939       (1,389,546)
      Income taxes payable                                                   110,634         (626,841)          36,896
                                                                         -----------      -----------      -----------
           Net cash from operations                                        1,967,892        2,396,418        5,843,255
                                                                         -----------      -----------      -----------

INVESTING ACTIVITIES:
   Acquisition of Foremost - net of cash acquired                           (142,000)      (5,985,019)
   Additions to property, plant and equipment                             (3,129,687)      (2,628,927)      (2,777,594)
   Deposits (made on) applied to purchases of equipment                      144,853       (1,068,286)
   Advances to directors and former owners                                   (45,513)         (22,221)         (29,121)
   Collection of advances to directors and former owners                                                        65,979
   Proceeds from asset sales, net of transaction cost                      4,040,363           26,103          169,466
   (Increase) decrease in restricted cash                                        278           39,800          (60,128)
                                                                         -----------      -----------      -----------
           Net cash from (used in) investing activities                      868,294       (9,638,550)      (2,631,398)
                                                                         -----------      -----------      -----------

FINANCING ACTIVITIES:
   Issuance of long-term debt                                                               8,797,280
   Repayment of long-term debt                                            (3,167,035)      (1,599,030)      (3,304,364)
   Issuance of common stock                                                   11,741          172,405           48,392
   Purchase of treasury stock                                                                (184,674)         (71,239)
   Repayment of stock purchase plan notes                                      5,000          314,857           18,143
                                                                         -----------      -----------      -----------
           Net cash from (used in) financing activities                   (3,150,294)       7,500,838       (3,309,068)
                                                                         -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (314,108)         258,706          (97,211)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                       1,006,110          747,404          844,615
                                                                         -----------      -----------      -----------
   End of year                                                           $   692,002      $ 1,006,110      $   747,404
                                                                         ===========      ===========      ===========

SUPPLEMENTAL INFORMATION (Note 13)


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


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

      INVENTORIES are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

      PROPERTY, PLANT AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:
      20 to 40 years for buildings, 3 to 10 years for machinery and equipment, 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures, and the shorter of the lease term or the asset's useful life for leasehold improvements. Management periodically reviews asset carrying values for recoverability and, where appropriate, provides for write-downs to estimated fair value.

      GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations, is amortized on a straight-line basis over 25 to 40 years and is stated net of accumulated amortization of $2,669,747 and $2,052,678 at September 30, 1999 and 1998, respectively.

      FINANCIAL INSTRUMENTS consist of cash, receivables, payables, debt and letters of credit. Their carrying values or disclosed values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates or fixed rates approximating current rates available for similar instruments.

      OTHER ASSETS include loan origination fees, which are amortized on a straight-line basis (approximating the interest method) over the terms of the related long-term debt.

      DEFERRED INCOME TAXES are provided under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes.

      REVENUES are recognized as sales when goods are shipped and title transfers to the customer.

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123 encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses in Note 11 the required pro forma effect on net income and earnings per share.

      BASIC EARNINGS PER SHARE is based on the weighted average number of common voting and nonvoting shares outstanding, and diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year.

      RECLASSIFICATIONS of certain 1997 and 1998 amounts have been made to conform to the 1999 presentation.

2.    ACQUISITION

      Effective November 13, 1997, the Company acquired all of the outstanding stock of Foremost Manufacturing Company, Inc. in St. Louis, Missouri, which is engaged primarily in the manufacture and distribution of paint sundry products. The Foremost stock was acquired for $5,250,000 in cash, which the Company financed with additional bank borrowings, and 25,907 common shares of the Company valued at $250,000. During fiscal 1999, the Company paid $500,000 as additional purchase price consideration under an earn-out provision, of which the Company had accrued $400,000 in 1998. The total cost of the acquisition, $6,183,208, including transaction costs, exceeded the fair value of the net assets acquired by $5,341,248, which was recorded as goodwill.

      This acquisition was accounted for under the purchase method. The results of the acquired operations are included in the consolidated financial statements from the acquisition date. The unaudited consolidated results of operations on a pro forma basis as though Foremost were acquired and the related common shares were issued as of the beginning of the Company's fiscal year 1998 is as follows:


      Net sales                                     $77,702,435

      Income before extraordinary item              $   401,070
                                                    ===========

      Net income                                    $   338,839
                                                    ===========

      Earnings per share:
         Income before extraordinary item:
            Basic                                   $       .09
                                                    ===========

            Diluted                                 $       .09
                                                    ===========

         Net income:
            Basic                                   $       .08
                                                    ===========

            Diluted                                 $       .08
                                                    ===========

      Weighted average common shares outstanding:
         Basic                                        4,421,922
                                                    ===========

         Diluted                                      4,520,008
                                                    ===========

3.    ACCOUNTS RECEIVABLE

      Accounts receivable are stated net of allowances for doubtful accounts of $339,630 and $218,360 at September 30, 1999 and 1998, respectively. Amounts due from two customers represent 45% and one customer represents 7% of total accounts receivable at September 30, 1999 and 1998, respectively. Accounts receivable at September 30, 1999, includes $1.8 million for the cost of equipment to be reimbursed by one of these customers.

4.    INVENTORIES

      Inventories at September 30 consist of the following:

                             1999         1998
      Raw materials       $4,670,120   $4,766,165
      Finished goods       3,578,756    4,190,784
                          ----------   ----------

      Total inventories   $8,248,876   $8,956,949
                          ==========   ==========

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30 consist of the following:

                                                                1999          1998
      Land and land improvements                            $   517,928   $   517,928
      Buildings                                               6,942,036     6,901,006
      Leasehold improvements                                  1,433,497       957,702
      Machinery and equipment                                17,357,747    17,141,861
      Computer equipment and software                         4,052,167     1,213,832
      Furniture and fixtures                                    690,748     1,495,749
      Vehicles                                                   97,255        97,255
                                                            -----------   -----------

                                                             31,091,378    28,325,333

      Less accumulated depreciation and amortization         14,678,060    13,149,385
                                                            -----------   -----------

      Net depreciated value                                  16,413,318    15,175,948

      Construction in progress related primarily to a new
         centralized computer system
         being implemented:
         Hardware and software under capital lease                            420,360
         Other hardware and software costs                      223,438     1,763,994
                                                            -----------   -----------

                                                                223,438     2,184,354
                                                            -----------   -----------

      Property, plant and equipment - net                   $16,636,756   $17,360,302
                                                            ===========   ===========

      Costs of internal-use software are capitalized when the project is authorized for funding and evaluated as probable for completion and use for the functions intended. These costs consist of the external direct costs of acquisition and the related consulting services for implementation of the software.

      Gains on asset sales in fiscal 1999 include $699,000 realized from the sale of equipment and inventory related to the Away-From-Home ("AFH") product line (see Note 14) and $349,000 from the sale of other equipment, primarily in the Green Bay facility.

6.    OTHER ASSETS

      Other assets at September 30 consist of the following:

                                                            1999         1998
      Loan origination and other fees                   $  372,281   $  281,645
      Less accumulated amortization                        110,110       73,460
                                                        ----------   ----------

      Subtotal                                             262,171      208,185

      Note receivable bearing interest at 7%, due in
         variable monthly installments through 2001         10,495       27,520
      Advances to certain directors and former owners      296,174      250,661
      Cash value of life insurance                           8,316        8,317
      Deposits on equipment to be acquired and other     1,024,253    1,252,803
                                                        ----------   ----------

      Other assets - net                                $1,601,409   $1,747,486
                                                        ==========   ==========

7.    LONG-TERM DEBT

      Long-term debt at September 30 consists of the following:

                                                                                          1999           1998

      Note payable to bank, collateralized by substantially all assets of the
      Company, bearing a variable interest of 6.54% and 6.64% (fixed at 6.87% under an interest rate swap arrangement discussed below), at September 30, 1999 and
      1998, respectively, installments are due quarterly at $380,358, with final
      payment due on August 1, 2005                                                     $ 6,628,568   $10,650,000

      Notes payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $9 million, reduced by outstanding letters of credit - see Note 9), collateralized by substantially all assets of the
      Company, bearing interest at a combination of 100 basis points over LIBOR or
      .75% below the bank's reference rate (effective rate of 6.95% and 6.85% at
      September 30, 1999 and 1998, respectively), payable quarterly, due on
      June 1, 2001                                                                        6,020,000     5,013,230

      Variable rate (3.95% and 4.25% at September 30, 1999 and 1998, respectively)
      note payable underlying Industrial Development Revenue Bonds, collateralized by substantially all assets of the Company, due in annual installments of $250,000
      beginning 2000 through 2006, interest payable monthly                               1,750,000     1,750,000

      Capital lease obligation, payable in monthly installments of $13,109 through
      2000, net of $28,859 discount based on interest
      at 3.88%, collateralized by computer hardware and software                            131,003       283,376
                                                                                        -----------   -----------

      Total                                                                              14,529,571    17,696,606

      Less current portion                                                                1,902,435     1,670,810
                                                                                        -----------   -----------

      Long-term debt - less current portion                                             $12,627,136   $16,025,796
                                                                                        ===========   ===========

      Long-term debt - less current portion matures as follows:

      2001           $ 7,791,432
      2002             1,771,432
      2003             1,771,432
      2004               792,840
      2005               250,000
      Thereafter         250,000
                     -----------
      Total          $12,627,136
                     ===========

      In connection with the $10,650,000 term debt, in 1998, the Company paid $94,000 to its former lender to exit the prior credit agreement, principally in the form of prepayment penalties on the early repayment of term debt. These costs are reflected as an extraordinary item in the consolidated statements of income. With the refinancing, the Company entered into an interest rate swap agreement, as a hedge under which the interest rate on the term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. The fair value of this swap agreement is estimated to be a net receivable position of $45,000 and a net payable position of $75,000 at September 30, 1999 and 1998, respectively.

      Loan agreements for all notes except those underlying the Industrial Development Revenue Bonds contain certain restrictive covenants, including requirements to maintain minimum fixed charge coverage, minimum tangible net worth, and restrictions on maximum allowable debt, capital purchases, stock purchases, mergers and payment of dividends. The Company has a standby letter of credit for the outstanding balance associated with the Industrial Development Revenue Bonds.

8.    INCOME TAXES

      The tax effects of significant items composing the Company's net deferred tax liability as of September 30 are as follows:

                                                                              1999         1998
      Current deferred tax asset:
         Valuation allowances for accounts receivable and inventories,
            not currently deductible                                     $   227,068    $   251,252
         Inventory costs capitalized for tax purposes                         29,064         68,225
         Vacation and severance accruals, not currently deductible            64,711        122,291
         Other accruals, not currently deductible                             60,640         96,385
         Other                                                                65,613         58,525
                                                                         -----------    -----------

      Total                                                                  447,096        596,678

      Noncurrent deferred tax liability:
         Accelerated tax depreciation on property and equipment           (1,571,859)    (1,497,149)
         Accelerated tax amortization of goodwill                           (734,206)      (439,732)
         Other                                                                57,194         51,228
                                                                         -----------    -----------

      Total                                                               (2,248,871)    (1,885,653)
                                                                         -----------    -----------

      Net deferred tax liability                                         $(1,801,775)   $(1,288,975)
                                                                         ===========    ===========

      The resulting components of income tax expense (benefit) are as follows:

                                                     1999           1998           1997
      Current tax expense:
         Federal                                  $ 1,213,557    $   301,474   $ 1,512,810
         State                                         75,859         22,341       145,541
                                                  -----------    -----------   -----------

      Total                                         1,289,416        323,815     1,658,351

      Deferred tax expense (benefit):
         Federal                                      480,011        119,210        75,717
         State                                         32,789          8,765        12,946
         Adjustment for tax rate changes due to
            corporate restructuring (Note 1)                                      (109,411)
                                                  -----------    -----------   -----------

      Total                                           512,800        127,975       (20,748)
                                                  -----------    -----------   -----------

      Income tax expense                          $ 1,802,216    $   451,790   $ 1,637,603
                                                  ===========    ===========   ===========

      Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

                                                            1999            1998         1997
      Federal income taxes computed at statutory rates   $ 1,625,382    $   286,937   $ 1,458,902
      State income taxes, net of federal tax benefit          71,708         20,530        32,390
      Certain goodwill amortization and other
         nondeductibles                                      157,641        114,182        81,789
      Other                                                  (52,515)        30,141        64,522
                                                         -----------    -----------   -----------

      Income tax expense                                 $ 1,802,216    $   451,790   $ 1,637,603
                                                         ===========    ===========   ===========

9.    COMMITMENTS AND CONTINGENCIES

      LEASES - Tufco Industries, Inc. leases warehouse facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in 2003, is classified as an operating lease and requires monthly rental payments of $9,255. The Company has the option of renewing the lease for a three-year period with rental amounts renegotiated. Rental expense for the lease totaled $111,060 annually for fiscal 1999, 1998 and 1997.

      The Company entered into an agreement with a third party to construct and lease a 62,000-square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. The five-year agreement is an operating lease with rental payments of $11,489 per month. The Company has three contiguous options to renew the lease for successive five-year terms beginning at the end of the fifth year. The Company also has the option of purchasing the building for $1,100,000. If the purchase and renewal options are not exercised, the Company may be required to pay the lessor a residual amount of up to $900,000, depending upon the extent, if any, that the facility's value has diminished during the lease term. A portion of the scheduled lease payments is placed in escrow and is included in restricted cash of $20,050 and $20,328 at September 30, 1999 and 1998, respectively. The Company has a standby letter of credit with its bank for the payment of the future lease obligations.

      The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in November 2000 and February 2003. The equipment leases expire on varying dates over the next five years.

      Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 1999, are as follows:

          2000           $1,243,227
          2001              984,187
          2002            1,740,617
          2003              380,921
          2004               35,567
          Thereafter
                         ----------
          Total          $4,384,519
                         ==========

      Net rental expense for all operating leases totaled $1,270,833, $1,123,912 and $898,497 for fiscal 1999, 1998 and 1997, respectively. The
      Company charges its customers for storage, which is netted against rental expense.

      COMMERCIAL LETTERS OF CREDIT - The Company has outstanding commercial import letters of credit of $0 and $57,543 as of September 30, 1999 and 1998, respectively. These letters of credit collateralize the Company's obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $750,000 available at September 30, 1999.

      LITIGATION - The Company is subject to lawsuits, investigation and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

10.   PROFIT SHARING PLANS

      The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of employees' contributions. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan totaled $268,657, $209,215 and $132,788 for fiscal 1999, 1998 and 1997, respectively.

11.   STOCKHOLDERS' EQUITY

      NONVOTING COMMON STOCK AND PREFERRED STOCK - Each record holder of nonvoting common stock was entitled at any time to convert any or all of such shares into the same number of shares of voting common stock. During fiscal 1999, the holders of all 709,870 shares of nonvoting common stock exercised their right to convert the shares to voting common stock. The Company has 1,000,000 shares authorized and unissued $.01 par value preferred stock.

      STOCK COMPENSATION ARRANGEMENTS - The Non-Qualified Stock Option Plan currently reserves 400,000 shares of common stock for grants to selected employees through April 30, 2002, and provides that the price and exercise period be determined by the board of directors. Options vest primarily over three years and expire five years from date of grant. During fiscal 1999, 1998 and 1997, options to purchase 70,000, 86,000 and 104,000 shares, respectively, of voting common stock were granted.

      The Non-Employee Director Stock Option Plan for nonemployee members of the board of directors reserves 100,000 shares of common stock for grant and provides that the purchase price be fair market value at the date of grant. Options are exercisable immediately and for a period of ten years. With respect to future grants, the plan terminates in 1999, and its renewal will be subject to stockholder approval. During fiscal 1999, 1998 and 1997, options to purchase 8,000, 12,000 and 14,000 shares, respectively, of voting common stock were granted.

      The following information summarizes the shares subject to options:

                                                                                     WEIGHTED AVERAGE EXERCISE
                                                     NUMBER OF SHARES                     PRICE PER SHARE
                                               --------------------------------    ------------------------------
                                                 1999         1998       1997         1999     1998     1997
      Options outstanding, beginning of year    412,441     364,127     256,372       $ 6.69  $ 6.01   $ 5.61

      Granted                                    78,000      98,000     118,000         6.92    9.62     6.82

      Exercised                                  (2,525)    (37,396)    (10,245)        4.65    6.50     4.72

      Terminated                                (50,610)    (12,290)                    7.32   10.07
                                                -------     -------     -------
      Options outstanding, end of year          437,306     412,441     364,127         6.63    6.69     6.01
                                                =======     =======     =======

      Options exercisable, end of year          303,639     261,332     225,136         6.12    5.89     5.68
                                                =======     =======     =======

      Reserved for future options at
         September 30, 1999                      62,694
                                                =======

      The following table summarizes additional information about stock options outstanding and exercisable at September 30, 1999:

                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           ------------------------------------------               ----------------------------
                                            WEIGHTED
                                             AVERAGE      WEIGHTED                                    WEIGHTED
   RANGE OF                                 REMAINING     AVERAGE                                      AVERAGE
   EXERCISE                  NUMBER OF     CONTRACTUAL    EXERCISE                      NUMBER OF     EXERCISE
    PRICES                     SHARES         LIFE         PRICE                         SHARES        PRICE

   $4.50 - 6.75                   215,221    1.7 years      $ 5.31                       206,221       $ 5.25
    7.00 - 9.50                   222,085    3.4 years        7.91                        97,418         7.97
                                 --------                                               --------

    4.50 - 9.50                   437,306    2.6 years        6.63                       303,639         6.12
                                 ========                                               ========

      The Company applies APB No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the option exercise price. SFAS No. 123 prescribes a method to record compensation cost at the fair value of the options granted. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in fiscal 1999, 1998 and 1997 are presented below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                                            1999            1998            1997
      Net income:
         As reported                   $   2,978,319   $   329,910   $   2,653,286
         Pro forma                         2,807,000       129,000       2,450,000

      Basic earnings per share:
         As reported                             .67           .07             .61
         Pro forma                               .63           .03             .56

      Diluted earnings per share:
         As reported                             .67           .07             .60
         Pro forma                               .63           .03             .55

      In the pro forma calculations, the weighted average fair value of options granted during 1999, 1998 and 1997 was estimated at $3.18, $4.40 and $2.96 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates of 5.0%, 5.0% and 6.2%, respectively; dividend yield of 0.0% for all years; expected lives of four to five years; and expected volatility of 50%, 50% and 55%, respectively, based on the historical weekly trading ranges of the Company's stock since its initial public offering in January 1994.

      The Company sold shares to management employees under various stock purchase agreements, which included 16,937 shares at $4.80 to $6.75 per share in 1996. The purchases are financed by the Company through notes with the employees at 5% interest payable annually and are due as follows: $35,195 in 2000 and $60,000 in 2001. The outstanding balances of $95,195 and $100,195 at September 30, 1999 and 1998, respectively, are presented as a reduction of stockholders' equity.

12.   RELATED-PARTY TRANSACTIONS

      The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $251,161, $236,440 and $226,931 for fiscal 1999, 1998 and 1997, respectively.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

      The following is provided as supplemental information to the consolidated statements of cash flows:

                                                               1999         1998          1997
      Interest paid                                        $ 1,125,346   $ 1,098,538   $  873,366
                                                           ===========   ===========   ==========

      Income taxes paid                                    $ 1,178,782   $   927,431   $1,621,455
                                                           ===========   ===========   ==========

      Noncash investing and financing activities:
         Issuance of common stock - Foremost acquisition   $        --   $   250,000   $       --
                                                           ===========   ===========   ==========

         Conversion of nonvoting to voting common stock    $     7,099   $        --   $       --
                                                           ===========   ===========   ==========

         Addition to property, plant and equipment and
            other assets for capital lease obligation      $        --   $        --   $  452,938
                                                           ===========   ===========   ==========

         Purchase of treasury stock by reduction in
            stock purchase plan notes                      $        --   $   160,962   $   42,058
                                                           ===========   ===========   ==========

14.   MAJOR CUSTOMER AND SEGMENT INFORMATION

      In fiscal 1999, the Company had two significant customers, each of which accounted for approximately 10% of total sales. Both customers are Fortune 500 companies, one of which related to the Contract Manufacturing sector, and the other was primarily concentrated in the Paint Sundries sector. No customers accounted for greater than 10% of sales in fiscal 1998.

      The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepare information for management use by the market sectors aligned with the Company's products and services. Such market sector information is summarized below. The Contract Manufacturing sector provides services to large national consumer products companies while the remaining sectors manufacture and distribute products ranging from paper goods to paint sundries. Accounts receivable and certain other assets are not assignable to specific sectors and, therefore, are included in the intersector column below. In June 1999, the Company sold its equipment and inventory related to its AFH products and services, and has ceased selling into this market sector.

                                     CONTRACT       BUSINESS        PAINT           AWAY
        FISCAL 1999                MANUFACTURING     IMAGING       SUNDRIES       FROM HOME     INTERSECTOR     CONSOLIDATED
Net sales                          $ 25,987,095   $ 24,965,919   $ 20,955,389   $  4,422,160    $         --    $ 76,330,563

Gross profit                          6,393,221      3,499,667      2,781,787        431,603                      13,106,278

Operating income (loss)               5,287,659      1,272,918        195,474       (268,325)     (1,708,641)      4,779,085

Assets:
   Inventories                        1,013,403      3,781,685      3,453,788                                      8,248,876
   Property, plant and
      equipment - net                 7,167,498      7,076,601        644,440                      1,748,217      16,636,756
   Accounts receivable and other
      (including goodwill)                                                                        34,195,157      34,195,157

                                   ------------   ------------   ------------   ------------    ------------    ------------

   Total assets                    $  8,180,901   $ 10,858,286   $  4,098,228   $         --    $ 35,943,374    $ 59,080,789
                                   ============   ============   ============   ============    ============    ============

                                     CONTRACT       BUSINESS        PAINT          AWAY
        FISCAL 1998                MANUFACTURING     IMAGING       SUNDRIES      FROM HOME     INTERSECTOR     CONSOLIDATED
Net sales                          $ 19,204,220   $ 32,487,928   $ 18,021,615   $  7,259,013   $         --    $ 76,972,776

Gross profit                          2,153,047      5,016,128      3,192,841        708,480                     11,070,496

Operating income (loss)                 533,235      2,101,685        981,279        147,894     (1,771,710)      1,992,383

Assets:
   Inventories                        1,319,741      3,234,836      2,929,511      1,472,861                      8,956,949
   Property, plant and
      equipment - net                 5,965,794      7,774,502        893,284      1,322,096      1,404,626      17,360,302
   Accounts receivable and other
      (including goodwill)                                                                       32,449,946      32,449,946
                                   ------------    ------------  ------------    ------------  ------------    ------------

   Total assets                    $  7,285,535   $ 11,009,338   $  3,822,795   $  2,794,957   $ 33,854,572    $ 58,767,197
                                   ============   ============   ============   ============   ============    ============

                                   * * * * *

                               INDEX TO EXHIBITS

         Exhibit
         Number            Description
         -------           -----------
         2.1      Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the "Company"), Charles
                  Cobaugh and James Barnes (filed as exhibit 2.1 to the
                  Company's Form 8-K dated November 13, 1997 filed with the
                  Commission on November 26, 1997 file number 0-21018,
                  incorporated by reference herein).

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

         10.3     Loan Agreement, dated May 1, 1992, between the Village of
                  Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)

         10.4     1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)

         10.5 Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)

         10.6     1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
                  10.19)

         10.7     Amended Employment Agreement with Greg Wilemon, dated
                  September 18, 1995. (5) (Exhibit 10.11)

         10.8     Lease Agreement, dated as of March 1, 1995, between Bero,
                  Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (4) (Exhibit 10.13)

         10.9     Stock Option Plan for Carl B. Francis dated April 21, 1995.
                  (4) (Exhibit 10.14)

         10.10    Lease Agreement dated as of April 1, 1996, between Bero,
                  Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (5) (Exhibit 10.15)

         10.11    Separation Agreement dated October 1, 1996 between Carl B.
                  Francis and the Company. (5) (Exhibit 10.17)

         10.12    Employment Agreement with Louis LeCalsey, III dated September
                  19, 1996. (5) (Exhibit 10.18)

         10.13 Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998. (6)

         10.14 ISDA Master Agreement and Schedule to the Master Agreement dated as of July 30, 1998 between First Union National Bank and Tufco, L.P. (6)

         10.15    First Amendment to Credit Agreement. (6)

         21.1     Subsidiaries of the Company. (6)

         27.1*    Financial Data Schedule

         ---------------
         *   Filed herewith

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

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

(c) See (a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.