Form 10-Q
period 1999-12-31
TUFCO TECHNOLOGIES INC
filed 2000-02-09
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended December 31, 1999
                                               -----------------


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
         Yes   X       No
             -----        -----

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                           Class                                           Outstanding at February 9, 2000
                           -----                                           -------------------------------
         Common Stock, par value $0.01 per share                                    4,504,618

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                             Page
                                                                            Number
                                                                            ------
PART I:  CONDENSED FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 1999 (Unaudited) and September 30, 1999                  3

         Condensed Consolidated Statements of Income for the three
         months ended December 31, 1999 and 1998 (Unaudited)                   4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended December 31, 1999 and 1998 (Unaudited)                   5

         Notes to Condensed Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8


PART II: OTHER INFORMATION                                                    13

SIGNATURES                                                                    14

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              December 31,   September 30,
                                                                                  1999           1999
                                                                              ------------   -------------

                                   Assets

CURRENT ASSETS:
   Cash and cash equivalents ..............................................   $    908,578    $    692,002
   Restricted cash ........................................................             --          20,050
   Accounts receivable, net ...............................................     14,269,054      12,721,698
   Inventories ............................................................      9,056,484       8,248,876
   Prepaid expenses and other current assets ..............................      1,222,420         763,972
   Deferred income taxes ..................................................        447,096         447,096

                                                                              ------------    ------------

         Total current assets .............................................     25,903,632      22,893,694


PROPERTY, PLANT AND EQUIPMENT-Net .........................................     17,130,918      16,636,756
GOODWILL -Net .............................................................     17,799,687      17,948,930
OTHER ASSETS- Net .........................................................      1,030,707       1,601,409


                                                                              ------------    ------------

TOTAL .....................................................................   $ 61,864,944    $ 59,080,789
                                                                              ============    ============


                    Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ......................................   $  1,864,177    $  1,902,435
   Accounts payable .......................................................      5,528,006       3,764,026
   Accrued payroll, vacation and payroll taxes ............................        944,910       1,537,041
   Other current liabilities ..............................................      1,617,038       1,580,744
   Income taxes payable ...................................................        576,922         175,001

                                                                              ------------    ------------

         Total current liabilities ........................................     10,531,053       8,959,247

LONG-TERM DEBT-Less current portion .......................................     12,826,778      12,627,136
DEFERRED INCOME TAXES .....................................................      2,248,871       2,248,871


STOCKHOLDERS' EQUITY:
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       4,504,618 and 4,498,618 shares issued, respectively ................         45,046          44,986
   Additional paid-in capital .............................................     24,009,257      23,973,017
   Retained earnings ......................................................     12,833,179      11,856,772
   Treasury stock at cost, 78,497 voting common shares ....................       (534,045)       (534,045)
   Stock purchase plan notes ..............................................        (95,195)        (95,195)


                                                                              ------------    ------------

        Total stockholders' equity ........................................     36,258,242      35,245,535

                                                                              ------------    ------------
   TOTAL ..................................................................   $ 61,864,944    $ 59,080,789
                                                                              ============    ============



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             December 31,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
NET SALES ........................................   $ 20,700,816    $ 18,340,853

COST OF SALES ....................................     17,047,102      15,366,760


                                                     ------------    ------------

GROSS PROFIT .....................................      3,653,714       2,974,093

OPERATING EXPENSES:

Selling, general and administrative ..............      1,872,081       2,010,972

Amortization and other post-
   acquisition expenses ..........................        245,019         234,565


                                                     ------------    ------------

OPERATING INCOME .................................      1,536,614         728,556

OTHER INCOME (EXPENSE):

   Interest expense ..............................       (239,695)       (257,257)

   Interest and other income (expense) ...........        (42,432)          4,314

   Gains on asset sales ..........................        295,428         305,741


                                                     ------------    ------------

INCOME BEFORE INCOME TAXES .......................      1,549,915         781,354

INCOME TAX EXPENSE ...............................        573,508         312,542


                                                     ------------    ------------

NET INCOME .......................................   $    976,407    $    468,812
                                                     ============    ============


EARNINGS PER SHARE:
    Basic ........................................   $       0.22    $       0.11
    Diluted ......................................   $       0.21    $       0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ........................................      4,422,121       4,417,596
    Diluted ......................................      4,570,676       4,453,570

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        December 31,
                                                                ----------------------------
                                                                    1999            1998
                                                                ------------    ------------
OPERATING ACTIVITIES:
   Net Income ...............................................   $    976,407    $    468,812
   Noncash items in net income:

      Depreciation and amortization ......................           867,833         678,669
      Provision for bad debts ............................            (4,007)          9,248
      Gains on asset sales ..................................       (295,428)       (305,741)
   Changes in operating working capital:
      Accounts receivable ...................................     (1,543,349)      1,542,030
      Inventories ...........................................       (807,608)     (1,359,516)
      Prepaid expenses and other assets .....................        (69,671)       (356,511)
      Accounts payable ......................................      1,763,980         185,723
      Accrued and other current liabilities .................       (555,837)        125,834
      Income taxes payable ..................................        401,921         305,712


                                                                ------------    ------------

    Net cash from operations ................................        734,241       1,294,260

INVESTING ACTIVITIES:
   Additions to property, plant and equipment ...............     (1,433,205)       (348,505)
   Deposits made on purchase of equipment ...................             --        (400,207)
   Proceeds from disposition of property, plant and equipment        567,501         352,001
   Decrease (increase) in advances to stockholders ..........        130,305         (22,356)
   Acquisition of Foremost Manufacturing, Inc. ..............             --          (2,000)
   Decrease in restricted cash ..............................         20,050          19,950

                                                                ------------    ------------

   Net cash used in investing activities ....................       (715,349)       (401,117)

FINANCING ACTIVITIES:
   Repayment of long-term debt ..............................             --        (915,533)
   Issuance of long-term debt ...............................        161,384              --
   Decrease in stock purchase plan notes ....................             --           5,000
   Issuance of common stock .................................         36,300              --

                                                                ------------    ------------
   Net cash from (used in) financing activities .............        197,684        (910,533)
                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........        216,576         (17,390)
CASH AND CASH EQUIVALENTS:
  Beginning of period .......................................        692,002       1,006,110
                                                                ------------    ------------
  End of period .............................................   $    908,578    $    988,720
                                                                ============    ============

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


1.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 1999 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 22, 1999. Operating results for the three-month period are not necessarily indicative of results expected for the remainder of the year.

2.       INVENTORIES

         Inventories consist of the following:

                                               December 31,   September 30,
                                                   1999            1999
                                               ------------   -------------
          Raw materials......................  $  5,346,760    $  4,670,120
          Finished goods.....................     3,709,724       3,578,756
                                               ------------    ------------

          Total inventories..................  $  9,056,484    $  8,248,876
                                               ============    ============

3.       SEGMENT INFORMATION

         The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepare information for management use by the market sectors aligned with the Company's products and services. Such market sector information is summarized below. The Contract Manufacturing sector provides services to large national consumer products companies while the remaining sectors manufacture and distribute products ranging from paper goods to paint sundries. Accounts receivable and certain other assets are not assignable to specific sectors and, therefore, are included in the intersector column below. In June 1999, the Company sold its equipment and inventory related to its Away-From-Home products and services, and has ceased selling into this market sector.

      THREE MONTHS ENDED          CONTRACT        BUSINESS        PAINT           AWAY-
      DECEMBER 31, 1999         MANUFACTURING     IMAGING        SUNDRIES       FROM-HOME      INTERSECTOR     CONSOLIDATED
Net Sales                        $  9,981,947   $  6,300,638   $  4,418,231    $         --    $         --    $ 20,700,816

Gross Profit                        2,648,482        553,515        451,717              --              --       3,653,714

Operating Income (loss)             2,128,208        142,422       (128,809)             --        (605,207)      1,536,614

Assets:
    Inventories                       794,943      5,025,786      3,235,755              --              --       9,056,484
    Property, plant and
      equipment-net                 6,735,836      7,108,085        651,050              --       2,635,947      17,130,918
    Accounts receivable
      and other
    (including goodwill)                                                                         35,677,542     35,677,542
                                 ------------   ------------   ------------    ------------    ------------    ------------

  Total assets                   $  7,530,779   $ 12,133,871   $  3,886,805    $         --    $ 38,313,289    $ 61,864,944
                                 ============   ============   ============    ============    ============    ============

THREE MONTHS ENDED
  DECEMBER 31, 1998

Net Sales                        $  5,131,205   $  6,301,307   $  5,100,755    $  1,807,586    $         --    $ 18,340,853

Gross Profit                        1,102,863      1,031,712        663,098         176,420              --       2,974,093

Operating Income (loss)               958,744        518,390         48,122         (27,316)       (769,384)        728,556

Assets:
    Inventories                       941,822      4,678,468      3,792,382         903,793              --      10,316,465
    Property, plant and
      equipment-net                 5,678,808      6,746,203        865,861       1,258,496       2,582,646      17,132,014
    Accounts receivable
      and other
      (including goodwill)                                                                       31,494,266      31,494,266
                                 ------------   ------------   ------------    ------------    ------------    ------------

  Total assets                   $  6,620,630   $ 11,424,671   $  4,658,243    $  2,162,289    $ 34,076,912    $ 58,942,745
                                 ============   ============   ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION:

         Tufco Technologies, Inc. has locations in Green Bay, WI, Dallas, TX, Newton, NC, Manning, SC and St. Louis, MO.

         The Company, through its wholly owned subsidiaries, provides diversified Contract Manufacturing and specialty printing services, manufactures and distributes Business Imaging paper products and distributes Paint Sundry products used in home improvement projects.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):


                                        Three Months Ended        Period-to-Period Change
                                          December 31,
                                        1999          1998            $             %
                                        ----          ----          -----         -----

Net Sales                             $ 20,701     $ 18,341         2,360           13

Gross Profit                             3,654        2,974           680           23
                                            17.7%        16.2%

Operating Expenses                       2,117        2,245          (128)          (6)
                                            10.2%        12.2%

Operating Income                         1,537          729           808          111
                                             7.4%         4.0%

Interest Expense                           239          257           (18)          (7)
                                             1.2%         1.4%

Net Income                            $    976     $    469           507          108
                                             4.7%         2.6%

         The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                        Three Months Ended
                                                            December 31,
                                            ---------------------------------------------
                                                    1999                    1998
                                            --------------------     --------------------
                                                          % of                     % of      Period-to-Period Change
                                             Amount      Total        Amount      Total          $             %
                                            --------------------     --------------------    ---------     ---------
         Net Sales
         ---------
Contract manufacturing and printing         $  9,982          48%    $  5,131          28%       4,851           95%
Business imaging paper products                6,301          31        6,301          34         --           --
Paint sundry products                          4,418          21        5,101          28         (683)         (13)
Away-from-home products                         --          --          1,808          10       (1,808)        (100)
                                            --------    --------     --------    --------     --------     --------


Net sales                                   $ 20,701         100%    $ 18,341         100%    $  2,360           13%
                                            ========    ========     ========    ========     ========     ========

                                                        Margin                   Margin      Period-to-Period Change
                                            Amount         %         Amount         %            $             %
                                            --------------------     --------------------     --------     --------

       Gross Profit
       ------------
Contract manufacturing and printing         $  2,648          27%    $  1,103          21%       1,545          140
Business imaging paper products                  554           9        1,032          16         (478)         (46)
Paint sundry products                            452          10          663          13         (211)         (32)
Away-from-home products                         --          --            176          10         (176)        (100)
                                            --------    --------     --------    --------     --------     --------


Gross profit                                $  3,654          18%    $  2,974          16%    $    680           23%
                                            ========    ========     ========    ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

NET SALES:

Net sales increased $2.4 million (13%) to $20.7 million in spite of the fact that the Company had no sales of Away-From-Home (AFH) products in fiscal 2000 compared to $1.8 million in sales of these products one year ago. The Company stopped selling AFH products in June of 1999 due to insufficient profit margins. If only recurring products and services are considered, sales increased $4.2 million (25%) due to strong demand for the Company's Contract Manufacturing (CM) services. For the quarter, sales of printing and manufacturing services in the CM business sector increased $4.9 million, virtually double the sales from the first quarter of fiscal 1999. The increase was primarily the result of coating, cutting, folding and packaging services sold under multiple contracts to a Fortune 500 company. During the first quarter of fiscal 2000, sales to this customer accounted for 30% of the Company's total sales. While sales from existing CM projects are expected to decline slightly in the second and third fiscal quarters, the Company has been awarded two additional production agreements which are scheduled to begin operation in the summer of 2000. Additionally, the Company has installed its new Windmoeller & Hoelscher eight color flexographic printing press, and management will begin marketing these enhanced printing services in the second quarter of fiscal 2000. Offsetting sales increases in the CM sector, sales of Paint Sundry products declined $0.7 million (13%). Strong price competition from overseas manufacturers of canvas products resulted in the loss of one of the Company's major customers, as this customer has elected to order finished products in container load quantities from Asian manufacturers. Management believes that its remaining customers place a high value on services provided by the Company, principally the ability to aggregate numerous small-volume sundry products and provide "one-stop" shopping for customers. However, price competition is expected to remain strong in the Paint Sundry market, and Company management will continue to seek ways in which the Company can differentiate itself from its competition, thereby reducing customers sensitivity to pricing. Sales of the Company's Business Imaging products were flat compared to fiscal 1999. Pricing pressures continue to depress sales and margins in this sector.

GROSS PROFIT:

Gross profit increased $0.7 million (23%) in total and gross profit from sales of recurring goods and services increased $0.9 million (31%), after removing AFH gross profit from the fiscal 1999 total. Gross profit margin increased to 17.7% from 16.2% due to the additional sales of Contract Manufacturing services. Management's strategy has been to concentrate its marketing efforts on securing longer term agreements, utilizing its technical expertise and project management skills, to provide customized manufacturing solutions which help its customers speed new products to market. The longer-term nature of these projects allows Company management to better plan its labor and resource needs, thereby permitting better cost control and higher gross profit margins. Contract Manufacturing margins averaged 27% for the first quarter of fiscal 2000 compared to 9% for the rest of the Company. The growth in sales coupled with higher margins helped the Contract Manufacturing sector to a $1.5 million (140%) increase in gross profit. Gross profit in the Business Imaging and Paint Sundry sectors declined $0.5 million and $0.2 million, respectively, for the quarter, primarily due to strong price competition in both sectors. In the Paint Sundry sector, the decline in sales from the loss of a large retail customer also served to depress gross profit margins. Management will strategically focus its marketing efforts and invest capital in support of growing its profitable Contract Manufacturing sales, while selectively maintaining key customer relationships in Paint Sundry and Business Imaging.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

OPERATING EXPENSES:

Operating expenses declined $0.1 million or 6% due to cost reductions from the elimination of the Away-From-Home sales department. Operating expenses as a percent of sales decreased to 10.2% compared to 12.2% a year ago, because Management has been able to achieve the sales growth while holding operating costs relatively flat. However, in order to facilitate growth, the Company will be required to invest in additional support personnel in advance of the start up of new manufacturing agreements. Management will strive to continue to achieve long-term sales growth at a rate which exceeds growth in operating costs, resulting in continued improvement in operating costs as a percent of sales.

OPERATING INCOME:

Operating income increased $0.8 million (111%) due to higher sales and gross profit, while operating expenses declined slightly. The Contract Manufacturing sector accounted for the majority of the Company's operating income.

INTEREST EXPENSE:

Interest expense declined $18,000 (7%) for the quarter. Increases in interest rates were offset by reduced average borrowings in the first quarter of fiscal 2000.

NET INCOME AND EARNINGS PER SHARE:

Net income increased $0.5 million (108%) due to higher income from operations in the Contract Manufacturing business sector. Earnings per share increased to $0.22-basic and $0.21-diluted compared to $0.11 (basic and diluted) for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

For the quarter ended December 31, 1999, the Company generated $0.7 million in cash from operations. Net income after adjustment for non-cash items totaled $1.5 million, but was offset by the increase in accounts receivable of $1.5 million. The Company's largest customer closed its offices during the holidays, and made no payments to the Company during the last two weeks of the quarter. During the first two weeks of the second fiscal quarter, payments resumed and the accounts receivable balance returned to normal. Increases in accounts payable helped offset the increase in accounts receivable.

Net cash used in investing activities was $0.7 million for the first quarter of fiscal 2000 resulting from the purchase of production equipment, offset by sales of printing equipment which was taken out of service.

Net cash from financing activities was $0.2 million in the first quarter of fiscal 2000 as the Company increased its borrowings under its revolving credit facility.

In January 2000, the Company committed to spend approximately $3.0 million in capital for improvements to and expansion of its Green Bay production facility. The majority of the funds are allocated to the creation of new production and office space necessary to support two new Contract Manufacturing agreements with the Company's largest customer. The Company is in the process of arranging financing for the plant expansion under a separate long-term credit facility with its lenders.

As of February 4, 2000, the Company had approximately $3.5 million available under its revolving credit line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

FORWARD LOOKING STATEMENTS:

Management's discussion of the Company's 2000 quarterly periods in comparison to 1999, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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



                               TUFCO TECHNOLOGIES, INC.





Date:    February 9, 2000      /s/ Louis LeCalsey, III
                               -----------------------------------------
                               Louis LeCalsey, III
                               Chief Executive Officer





Date:    February 9, 2000      /s/ Greg Wilemon
                               -----------------------------------------
                               Greg Wilemon
                               Chief Financial Officer/Chief Operating Officer,
                               Secretary, Treasurer and Vice President - Finance

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule