Form 10-Q
period 2000-03-31
TUFCO TECHNOLOGIES INC
filed 2000-05-12
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended March 31, 2000
                                                 --------------


                         Commission file number 0-21018
                                                -------

                            TUFCO TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Delaware                             39-1723477
          --------------------------------           --------------------
          (State of other jurisdiction               (IRS Employer ID No.)
          of incorporation of organization)

                     4800 Simonton Road, Dallas, Texas 75244
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (972)789-1079
                                  -------------
                     (Telephone Number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X          No
             -------          -------

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                     Class                        Outstanding at May 12, 2000
                     -----                        ---------------------------
     Common Stock, par value $0.01 per share             4,434,024


                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
         PART I:  CONDENSED FINANCIAL INFORMATION


         Item 1.  Condensed Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 (Unaudited) and September 30, 1999                                3

                  Condensed Consolidated Statements of Income for the three
                  months and six months ended March 31, 2000 and 1999 (Unaudited)                  4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended March 31, 2000 and 1999 (Unaudited)                             5

                  Notes to Condensed Consolidated Financial Statements                             6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              9


         PART II: OTHER INFORMATION                                                               15

         SIGNATURES                                                                               16

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               March 31,          September 30,
                                                                                                 2000                 1999
                                                                                             ------------         -------------
                                             Assets
CURRENT ASSETS:
   Cash and cash equivalents ........................................................        $  1,381,167         $    692,002
   Restricted cash ..................................................................              31,323               20,050
   Accounts receivable, net .........................................................          12,485,389           12,721,698
   Inventories ......................................................................           9,489,280            8,248,876
   Prepaid expenses and other current assets ........................................           1,131,160              763,972
   Deferred income taxes ............................................................             447,096              447,096
   Income taxes receivable ..........................................................             167,697                   --
                                                                                             ------------         ------------

         Total current assets .......................................................          25,133,112           22,893,694


PROPERTY, PLANT AND EQUIPMENT-Net ...................................................          18,481,986           16,636,756
GOODWILL -Net .......................................................................          17,650,443           17,948,930
OTHER ASSETS- Net ...................................................................             907,748            1,601,409
                                                                                             ------------         ------------
TOTAL ...............................................................................        $ 62,173,289         $ 59,080,789
                                                                                             ============         ============



                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ................................................        $  1,825,546         $  1,902,435
   Accounts payable .................................................................           5,885,845            3,764,026
   Accrued payroll, vacation and payroll taxes ......................................           1,387,213            1,537,041
   Other current liabilities ........................................................           1,368,892            1,580,744
   Income taxes payable .............................................................                  --              175,001
                                                                                             ------------         ------------
         Total current liabilities ..................................................          10,467,496            8,959,247

LONG-TERM DEBT- Less current portion ................................................          11,846,420           12,627,136
DEFERRED INCOME TAXES ...............................................................           2,248,871            2,248,871


STOCKHOLDERS' EQUITY
   Voting Common Stock: $.01 par value; 9,000,000 shares authorized;
       4,512,521 and 4,498,618 shares issued, respectively ..........................              45,125               44,986
   Additional paid-in capital .......................................................          24,679,620           23,973,017
   Retained earnings ................................................................          13,509,997           11,856,772
   Treasury stock at cost, 78,497 voting common shares ..............................            (534,045)            (534,045)
   Stock purchase plan notes ........................................................             (90,195)             (95,195)
                                                                                             ------------         ------------
        Total stockholders' equity ..................................................          37,610,502           32,245,535
                                                                                             ------------         ------------
   TOTAL ............................................................................        $ 62,173,289         $ 59,080,789
                                                                                             ============         ============

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   March 31,                       March 31,
                                         ----------------------------    ----------------------------
                                             2000            1999            2000            1999
                                         ------------    ------------    ------------    ------------
NET SALES ............................   $ 19,783,393    $ 18,518,941    $ 40,484,209    $ 36,859,794

COST OF SALES ........................     16,366,029      15,717,631      33,413,131      31,084,391
                                         ------------    ------------    ------------    ------------

GROSS PROFIT .........................      3,417,364       2,801,310       7,071,078       5,775,403

OPERATING EXPENSES:

Selling, general and
   administrative.....................      1,806,389       1,769,976       3,678,470       3,780,948

Amortization and other post-
   acquisition expenses ..............        269,391         244,322         514,410         478,887
                                         ------------    ------------    ------------    ------------

OPERATING INCOME .....................      1,341,584         787,012       2,878,198       1,515,568

OTHER INCOME (EXPENSE):

   Interest expense ..................       (265,764)       (304,735)       (505,459)       (561,992)

   Interest and other income (expense)          5,296           7,813         (37,136)         12,127

   Gains (loss) on asset sales .......         (6,740)         25,573         288,688         331,314
                                         ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ...........      1,074,376         515,663       2,624,291       1,297,017

INCOME TAX EXPENSE ...................        397,558         180,324         971,066         492,866
                                         ------------    ------------    ------------    ------------

NET INCOME ...........................   $    676,818    $    335,339    $  1,653,225    $    804,151
                                         ============    ============    ============    ============

EARNINGS PER SHARE:
    Basic ............................   $       0.15    $       0.08    $       0.37    $       0.18
    Diluted ..........................   $       0.15    $       0.08    $       0.36    $       0.18

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ............................      4,428,755       4,417,596       4,425,438       4,417,596
    Diluted ..........................      4,595,843       4,440,767       4,583,259       4,447,169

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         March 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
OPERATING ACTIVITIES
   Net Income ...............................................   $ 1,653,225    $   804,151
   Noncash items in net income:

      Depreciation and amortization .........................     1,756,056      1,365,604
      Deferred income taxes .................................            --             --
      Provision for bad debts ...............................       599,597         18,248
      Gains on asset sales ..................................      (288,688)      (331,314)
   Changes in operating working capital:
      Accounts receivable ...................................      (363,288)    (1,205,003)
      Inventories ...........................................    (1,240,404)    (1,473,154)
      Prepaid expenses and other assets .....................       138,973       (355,927)
      Accounts payable ......................................     1,718,508        760,690
      Accrued and other current liabilities .................      (361,680)       (19,369)
      Income taxes payable ..................................      (342,698)       (23,140)
                                                                -----------    -----------

   Net cash from (used in) operations .......................     3,269,595       (459,214)

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...............    (3,124,373)    (1,494,967)
   Proceeds from disposition of property, plant and equipment       572,820        409,550
   (Decrease) increase in advances to shareholders ..........       128,259        (31,822)
   Acquisition of Foremost Manufacturing, Inc. ..............            --       (142,000)
   Increase in restricted cash ..............................       (11,273)          (100)
                                                                -----------    -----------

   Net cash used in investing activities ....................    (2,434,567)    (1,259,339)

FINANCING ACTIVITIES
   Repayment of long-term debt ..............................      (857,605)      (837,676)
   Issuance of long-term debt ...............................            --      2,500,000
   Decrease in stock purchase plan notes ....................         5,000          5,000
   Exercise of common stock options .........................       706,742             --
                                                                -----------    -----------

   Net cash from (used in) financing activities .............      (145,863)     1,667,324
                                                                -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................       689,165        (51,229)
CASH AND CASH EQUIVALENTS:
 Beginning of period ........................................       692,002      1,006,110
                                                                -----------    -----------
 End of period ..............................................   $ 1,381,167    $   954,881
                                                                ===========    ===========

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

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

2.       INVENTORIES

         Inventories consist of the following:

                              March 31,     September 30,
                                2000            1999
                            -------------   -------------
Raw materials ...........   $   5,428,356   $   4,670,120
Finished goods ..........       4,060,924       3,578,756
                            -------------   -------------

Total inventories .......   $   9,489,280   $   8,248,876
                            =============   =============

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

 THREE MONTHS ENDED            CONTRACT       BUSINESS      PAINT         AWAY-
   MARCH  31, 2000           MANUFACTURING    IMAGING      SUNDRIES     FROM-HOME    INTERSECTOR    CONSOLIDATED
Net Sales                    $   8,792,269   $6,231,483   $4,759,641    $      --    $        --    $ 19,783,393

Gross Profit                     1,843,277      936,572      637,515           --             --       3,417,364

Operating Income (loss)          1,320,353      577,488       (9,997)          --       (546,260)      1,341,584

Assets:
    Inventories                    893,452    4,870,582    3,725,246           --             --       9,489,280
    Property, plant and
      equipment-net              8,334,916    6,962,832      627,454           --      2,556,784      18,481,986
    Accounts receivable
      and other
    (including goodwill)                                                              34,202,023      34,202,023
                             -------------   ----------   ----------    ---------    -----------    ------------

  Total assets               $   9,228,368   $11,233,414  $4,352,700    $      --    $37,358,807    $ 62,173,289
                             =============   ==========   ==========    =========    ===========    ============


THREE MONTHS ENDED
  MARCH  31, 1999

Net Sales                    $   5,245,126   $6,397,258   $4,999,476    $1,877,081   $        --    $ 18,518,941

Gross Profit                       762,234    1,185,192      669,930      183,954             --       2,801,310

Operating Income (loss)            587,658      615,211      (60,236)     (53,187)      (302,434)        787,012

Assets:
    Inventories                  1,200,721    3,878,261    4,412,581      938,540             --      10,430,103
    Property, plant and
      equipment-net              6,255,007    7,273,391      908,650    1,258,496      2,653,407      18,348,951
    Accounts receivable
      and other
      (including goodwill)                                                            33,177,799      33,177,799
                             -------------   ----------   ----------    ---------    -----------    ------------

  Total assets               $   7,455,728   $11,151,652  $5,321,231    $2,197,036   $35,831,206    $ 61,956,853
                             =============   ==========   ==========    =========    ===========    ============

   SIX MONTHS ENDED            CONTRACT         BUSINESS       PAINT           AWAY-
   MARCH  31, 2000           MANUFACTURING      IMAGING       SUNDRIES       FROM-HOME      INTERSECTOR     CONSOLIDATED
Net Sales                    $  18,774,216   $ 12,532,121      9,177,872    $         --    $         --    $ 40,484,209

Gross Profit                     4,491,759      1,490,087      1,089,232              --              --       7,071,078

Operating Income (loss)          3,448,561        719,910       (138,806)             --      (1,151,467)      2,878,198

Assets:
    Inventories                    893,452      4,870,582      3,725,246              --              --       9,489,280
    Property, plant and
      equipment-net              8,334,916      6,962,832        627,454              --       2,556,784      18,481,986
    Accounts receivable
      and other
    (including goodwill)                                                                      34,202,023      34,202,023
                             -------------   ------------   ------------    ------------    ------------    ------------

  Total assets               $   9,228,368   $ 11,233,414   $  4,352,700    $         --    $ 37,358,807    $ 62,173,289
                             =============   ============   ============    ============    ============    ============


  SIX MONTHS ENDED
  MARCH  31, 1999

Net Sales                    $  10,376,331   $ 12,698,565   $ 10,100,231    $  3,684,667    $         --    $ 36,859,794

Gross Profit                     1,865,097      2,216,904      1,333,028         360,374              --       5,775,403

Operating Income (loss)          1,546,402      1,133,601        (12,114)        (80,503)     (1,071,818)      1,515,568

Assets:
    Inventories                  1,200,721      3,878,261      4,412,581         938,540              --      10,430,103
    Property, plant and
      equipment-net              6,255,007      7,273,391        908,650       1,258,496       2,653,407      18,348,951
    Accounts receivable
      and other
      (including goodwill)                                                                    33,177,799      33,177,799
                             -------------   ------------   ------------    ------------    ------------    ------------

  Total assets               $   7,455,728   $ 11,151,652   $  5,321,231    $  2,197,036    $ 35,831,206    $ 61,956,853
                             =============   ============   ============    ============    ============    ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS: ($000s)

                     Three Months Ended    Period-to-Period       Six Months Ended     Period-to-Period
                          March 31,             Change                March 31,             Change
                     ------------------                          ------------------
                       2000       1999       $          %          2000       1999       $          %
                     -------    -------   -------    -------     -------    -------   -------    -------
Net Sales            $19,783    $18,519     1,264          7     $40,484    $36,860     3,624         10

Gross Profit           3,417      2,801       616         22       7,071      5,775     1,296         22
                        17.3%      15.1%                            17.5%      15.7%

Operating Expenses     2,075      2,014        61          3       4,193      4,259       (66)        (2)
                        10.5%      10.9%                            10.4%      11.6%

Operating Income       1,342        787       555         71       2,878      1,516     1,362         90
                         6.8%       4.2%                             7.1%       4.1%

Interest Expense         266        305       (39)       (13)        505        562       (57)       (10)
                         1.3%       1.6%                             1.2%       1.5%

Net Income           $   677    $   335       342        102       1,653        804       849        106
                         3.4%       1.8%                             4.1%       2.2%

Analysis of net sales and gross profit, percentages of total net sales, and year-to-year changes in the Company's primary market sectors are as follows (dollars in thousands):

                                               Three Months Ended
                                                    March 31,
                                      --------------------------------------
                                            2000                 1999
                                      -----------------    -----------------
                                                 % of                 % of    Period-to-Period Change
                                       Amount    Total      Amount    Total        $          %
                                      -----------------    -----------------    -------    -------
         Net Sales
         ---------
Contract manufacturing and printing   $ 8,792        45%   $ 5,245        28%     3,547         68
Business imaging paper products         6,231        31      6,398        35       (167)        (3)
Paint sundry products                   4,760        24      4,999        27       (239)        (5)
Away-from-home products                    --        --      1,877        10     (1,877)      (100)
                                      -------   -------    -------   -------    -------    -------

Net sales                             $19,783       100%   $18,519       100%     1,264          7
                                      =======   =======    =======   =======    =======    =======

                                               Margin             Margin  Period-to-Period Change
                                      Amount     %       Amount     %         $         %
                                      ------   ------    ------   ------    ------    ------
       Gross Profit
       ------------
Contract manufacturing and printing   $1,843       20%   $  762       15%    1,081       142
Business imaging paper products          937       15     1,185       19      (248)      (21)
Paint sundry products                    637       13       670       13       (33)       (5)
Away-from-home products                   --       --       184       10      (184)     (100)
                                      ------   ------    ------   ------    ------    ------

Gross profit                          $3,417       17%   $2,801       15%      616        22
                                      ======   ======    ======   ======    ======    ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED


                                                Six Months Ended
                                                    March 31,
                                      --------------------------------------
                                             2000                1999
                                      -----------------    -----------------
                                                 % of                  % of   Period-to-Period Change
                                       Amount    Total      Amount    Total        $          %
                                      -----------------    -----------------    -------    -------
         Net Sales
         ---------
Contract manufacturing and printing   $18,774        46%   $10,376        28%     8,398         81
Business imaging paper products        12,532        31     12,699        34       (167)        (1)
Paint sundry products                   9,178        23     10,100        27       (922)        (9)
Away-from-home products                    --        --      3,685        10     (3,685)      (100)
                                      -------   -------    -------   -------    -------    -------

Net sales                             $40,484       100%   $36,860       100%     3,624         10
                                      =======   =======    =======   =======    =======    =======

                                               Margin             Margin  Period-to-Period Change
                                      Amount     %       Amount     %         $         %
                                      ------   ------    ------   ------    ------    ------
       Gross Profit
       ------------
Contract manufacturing and printing   $4,492       23%   $1,865       18%    2,627       141
Business imaging paper products        1,490       12     2,217       17      (727)      (33)
Paint sundry products                  1,089       12     1,333       13      (244)      (18)
Away-from-home products                   --       --       360       10      (360)     (100)
                                      ------   ------    ------   ------    ------    ------

Gross profit                          $7,071       17%   $5,775       16%    1,296        22
                                      ======   ======    ======   ======    ======    ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales increased $1.3 million (7%) and $3.6 million (10%) for the three and six month periods respectively, in spite of the fact that the Company had no sales of Away-From-Home (AFH) products in fiscal 2000, a product line which was discontinued in June of fiscal 1999 due to insufficient profit margins. Sales of AFH products totaled $1.9 million and $3.7 million for the three and six month periods a year ago. If only recurring products and services are considered, sales increased $3.1 million (19%) and $7.3 million (22%) for the three and six month periods respectively. The increases were due to strong growth in the Company's key strategic sector, Contract Manufacturing (CM), where sales increased $3.0 million (68%) for the quarter and $8.4 million (81%) for the six month period. Growth in the CM sector resulted from services provided under two key contracts with a Fortune 500 company, and sales to this customer accounted for 20% and 25% of the Company's total sales for the three and six month periods. This customer recently notified Tufco that the larger of these two production agreements would terminate at the end of March 2000, approximately 120 days earlier than scheduled under the contract. While Tufco has the right to charge this customer early cancellation penalties under the contract, Company management plans to heavily discount these penalties in recognition of this customer's decision to award Tufco four new production agreements which begin in the summer and fall of 2000. Because of the early contract termination and the Company's decision to discount the cancellation penalties, and due to the need to retain and train production crews for the start-up of the four new projects, the Company will likely report lower earnings in its third fiscal quarter, and could incur a slight loss for the period. Sales in the Company's Business Imaging product sector remained virtually flat versus one year ago, as strong competitive pricing continued to hinder growth in that market. Sales of Paint Sundry products declined 5% for the most recent three-month period and were down 9% for the six month period. The sales declines are principally the result of increasing competition in the market from overseas producers of canvas products.

GROSS PROFIT:

Gross profit increased $0.6 million (22%) and $1.3 million (22%) for the three and six month periods, and gross profit margins increased to 16.8% and 17.2% respectively. The increase is attributable to the sales growth as well as the higher gross profit margins in the Contract Manufacturing Sector. The growth in the CM sector has resulted from manufacturing services which include very little material cost since the customer provides the base material on which services are performed. The lower material cost results in a higher gross profit margin. Additionally, as CM sales have grown, the Company's indirect manufacturing overhead costs have been spread over a wider base of business, further enhancing gross profit margins. Conversely, the Company expects to report lower gross profit and lower margins in the third quarter of fiscal 2000, due to the decline in sales volume from the early termination of a manufacturing agreement with its largest customer. Additionally, the Company will incur training and start-up costs in the third quarter of fiscal 2000 as it prepares to begin manufacturing operations under two of its four new agreements with its largest customer. Gross profit in the Business Imaging product sector declined 21% and 33% for the three and six month periods, primarily due to declining gross profit margins resulting from increasing raw material costs. Aggressive pricing by several of its competitors prevented the Company from passing these raw material cost increases on to its customers. Prospects for near-term sales price increase improved recently as one of the Company's chief competitors exited the Business Imaging market. Gross profit in the Paint Sundry sector declined 5% for the quarter and 18% for the six month period due to the declining sales of canvas products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

OPERATING EXPENSES:

Operating expenses were basically flat for the three and six month periods as annual increases in personnel costs were offset by the elimination of costs expended in fiscal 1999 to support the sale of Away-From-Home products. Operating costs declined as a percent of net sales for both the three and six month periods.

OPERATING INCOME:

Operating income increased (71%) to $1.3 million for the quarter and increased (90%) to $2.9 million for the six month period. Increases in sales and gross profit margin in the Contract Manufacturing sector, along with management's ability to hold operating expenses flat resulted in the increase.

INTEREST EXPENSE:

Interest expense declined for the three and six month periods due to lower average borrowings.

NET INCOME AND EARNINGS PER SHARE:

Net income increased to $0.7 million (up 102%) and to $1.7 million (106%) for the three and six month periods, respectively due to higher operating income from Contract Manufacturing services. Earnings per share increased to $0.15 (basic and diluted) and to $0.37 (basic) and $0.36 (diluted) for the three and six month periods, compared to $0.08 (basic and diluted) and $0.18 (basic and diluted) in the comparable periods of the prior fiscal year. As noted, management expects to report reduced net income in the third quarter of fiscal 2000, and cannot rule out the possibility of a slight loss. However, assuming that new manufacturing agreements start on schedule, management is optimistic that net income will rebound in the fourth quarter, and income for the fiscal year will meet expectations.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended March 31, 2000, the Company generated $3.3 million in cash from operations. Net income after adjustment for non-cash items increased to $3.7 million compared to $1.8 million in the prior year. Accounts payable increased $1.7 million from September 30, offsetting increases in inventory and receivables (totaling $1.6 million) and payments of income tax liabilities ($0.3 million). The Company had invested in additional raw materials used in its Business Imaging sector in advance of announced vendor cost increases, resulting in increased inventory and accounts payable balances. Additionally, the accounts payable balance increased due to payments owed for equipment purchases for which the Company will be reimbursed by its largest customer.

Net cash used in investing activities was $2.4 million for the first six months of fiscal 2000, resulting from the purchase of production equipment and improvements to the Green Bay plant (totaling $3.1 million), offset by proceeds from the sale of production equipment ($0.6 million) and by repayment of advances to shareholders ($0.1 million).

Net cash used in financing activities totaled $0.1 million for the first six months of fiscal 2000 resulting from repayment of long-term debt ($0.9 million) offset by proceeds from the exercise of common stock options ($0.7 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES -CONTINUED:

In February of fiscal 2000, the Company began construction on a $3.0 million expansion to its Green Bay manufacturing facility, of which $0.9 million had been spent at March 31, 2000. The Company's principal lenders have agreed to finance the plant expansion, and Company management anticipates completing a supplemental borrowing agreement in May 2000.

As of May 3, 2000, the Company had approximately $1.5 million available under its revolving credit line.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk- The Company has entered into an interest rate swap contract as a hedge under which the interest rate on its term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company (see Note 7 to the Company's Financial Statements for its fiscal year ended September 31, 1999). At March 31, 2000, prevailing market interest rates were higher than the fixed rate in the Company's swap agreement, and the Company would have received a premium from its lender if the debt under the swap were to have been paid in full at that time. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined, and still believes, that the Company's risk of potential future liability resulting from a material decline in interest rates below the fixed level under the swap was not significant.

         Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of March 31, 2000.

         Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of March 31, 2000.

         Other Relevant Market Risks-The Company does not own any marketable securities, and management has not identified any other relevant market risks.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the Annual Meeting highlights:

         (a) The Annual Meeting of Shareholders of the Company was held on March 13, 2000.

         (b) At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

                  Director                           For                        Withheld
                  --------                           ---                        --------
                  Robert J. Simon                    4,008,626                  12,815
                  Samuel J. Bero                     4,011,026                  10,415
                  C. Hamilton Davison, Jr.           4,009,926                  11,515
                  Louis LeCalsey III                 4,010,926                  10,515
                  William J. Malooly                 4,010,926                  10,515
                  Seymour S. Preston, III            4,006,926                  14,515


         (c) The shareholders approved the amendment of the 1992 Non-Qualified Stock Option Plan.

         (d) The shareholders approved the amendment of the 1993 Non-Employee Director Stock Option Plan.

         (e) The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2000.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

B.       Reports on Form 8-K

         None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TUFCO TECHNOLOGIES, INC.





Date:         May 12, 2000          /s/ Louis LeCalsey, III
                                    --------------------------------------------
                                    Louis LeCalsey, III
                                    President/Chief Executive Officer


Date:         May 12, 2000          /s/ Greg Wilemon
                                    --------------------------------------------
                                    Greg Wilemon
                                    Chief Financial Officer/Chief Operating
                                    Officer,
                                    Secretary, Treasurer and Vice President -
                                    Finance

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
27.1          Financial Data Schedule