Form 10-Q
period 2000-06-30
TUFCO TECHNOLOGIES INC
filed 2000-08-14
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                         Commission file number 0-21018
                                                -------

                            TUFCO TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                  39-1723477
     ----------------------------                  ---------------------
     (State of other jurisdiction                  (IRS Employer ID No.)
   of incorporation of organization)

                     4800 Simonton Road, Dallas, Texas 75244
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (972)789-1079
                     ---------------------------------------
                     (Telephone Number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X  No
         ---    ---

     Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at August 12, 2000
  ---------------------------------------  ------------------------------
  Common Stock, par value $0.01 per share            4,571,128

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                              Page
                                                                                             Number
                                                                                             ------

PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 (Unaudited) and September 30, 1999                                      3

         Condensed Consolidated Statements of Income for the three
         months and nine months ended June 30, 2000 and 1999 (Unaudited)                       4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended June 30, 2000 and 1999 (Unaudited)                                  5

         Notes to Condensed Consolidated Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           14

PART II: OTHER INFORMATION                                                                    16

SIGNATURES                                                                                    17

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,
                                                                                               2000            September 30,
                                                        Assets                             (Unaudited)              1999
                                                                                            ------------        ------------

CURRENT ASSETS:
   Cash and cash equivalents.........................................................       $  3,100,180        $    692,002
   Restricted cash ..................................................................             11,828              20,050
   Accounts receivable, net .........................................................         14,283,065          12,721,698
   Inventories ......................................................................          9,491,636           8,248,876
   Prepaid expenses and other current assets ........................................          1,633,486             763,972
   Deferred income taxes ............................................................            447,096             447,096
   Income taxes receivable ..........................................................             22,027                  --
                                                                                            ------------        ------------
         Total current assets .......................................................         28,989,318          22,893,694

PROPERTY, PLANT AND EQUIPMENT-Net ...................................................         19,750,094          16,636,756
GOODWILL - Net ......................................................................         17,501,200          17,948,930
OTHER ASSETS - Net ..................................................................            895,399           1,601,409
                                                                                            ------------        ------------
TOTAL ...............................................................................       $ 67,136,011        $ 59,080,789
                                                                                            ============        ============

                                             Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt.................................................       $  1,778,349        $  1,902,435
   Accounts payable .................................................................          9,496,422           3,764,026
   Accrued payroll, vacation and payroll taxes ......................................            628,266           1,537,041
   Other current liabilities ........................................................          1,238,518           1,580,744
   Income taxes payable .............................................................                 --             175,001
                                                                                            ------------        ------------
         Total current liabilities ..................................................         13,141,555           8,959,247

LONG-TERM DEBT- Less current portion ................................................         13,966,062          12,627,136
DEFERRED INCOME TAXES ...............................................................          2,248,871           2,248,871

STOCKHOLDERS' EQUITY
   Voting Common Stock: $.01 par value; 9,000,000 shares authorized;
       4,649,625 and 4,498,618 shares issued, respectively ..........................             46,496              44,986
   Additional paid-in capital .......................................................         24,760,852          23,973,017
   Retained earnings ................................................................         13,596,415          11,856,772
   Treasury stock at cost, 78,497 voting common shares ..............................           (534,045)           (534,045)
   Stock purchase plan notes ........................................................            (90,195)            (95,195)
                                                                                            ------------        ------------
        Total stockholders' equity ..................................................         37,779,523          35,245,535
                                                                                            ------------        ------------
   TOTAL ............................................................................       $ 67,136,011        $ 59,080,789
                                                                                            ============        ============

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            June 30,                                June 30,
                                                 --------------------------------        --------------------------------
                                                     2000                1999                2000                1999
                                                 ------------        ------------        ------------        ------------

NET SALES ................................       $ 19,391,637        $ 19,415,717        $ 59,875,846        $ 56,275,511
COST OF SALES ............................         17,354,066          15,922,718          50,767,197          47,007,109
                                                 ------------        ------------        ------------        ------------
GROSS PROFIT .............................          2,037,571           3,492,999           9,108,649           9,268,402

OPERATING EXPENSES:

Selling, general and administrative ......          1,282,190           1,660,982           4,960,660           5,441,930
Amortization and other post-
   acquisition expenses ..................            226,849             265,698             741,259             744,585
                                                 ------------        ------------        ------------        ------------
OPERATING INCOME .........................            528,532           1,566,319           3,406,730           3,081,887

OTHER INCOME (EXPENSE):

   Interest expense ......................           (264,390)           (289,784)           (769,849)           (851,776)
   Interest and other income (expense) ...              8,869               7,325             (28,267)             19,452
   Gains (loss) on asset sales ...........            (35,222)            676,529             253,466           1,007,843
                                                 ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES ...............            237,789           1,960,389           2,862,080           3,257,406

INCOME TAX EXPENSE .......................            151,371             714,277           1,122,437           1,207,143
                                                 ------------        ------------        ------------        ------------
NET INCOME ...............................       $     86,418        $  1,246,112        $  1,739,643        $  2,050,263
                                                 ============        ============        ============        ============

EARNINGS PER SHARE:
    Basic ................................       $       0.02        $       0.28        $       0.39        $       0.46
    Diluted ..............................       $       0.02        $       0.28        $       0.38        $       0.46
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ................................          4,567,093           4,420,121           4,472,657           4,418,438
    Diluted ..............................          4,662,567           4,511,374           4,609,695           4,468,570

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                   June 30,
                                                                        ------------------------------
                                                                            2000               1999
                                                                        -----------        -----------

OPERATING ACTIVITIES
   Net Income ...................................................       $ 1,739,643        $ 2,050,263
   Noncash items in net income:
      Depreciation and amortization .............................         2,642,178          2,106,288
      Provision for bad debts ...................................           321,850             14,495
      Gains on asset sales ......................................          (253,466)        (1,007,843)
   Changes in operating working capital:
      Accounts receivable .......................................        (1,883,217)        (1,894,539)
      Inventories ...............................................        (1,242,760)          (587,373)
      Prepaid expenses and other assets .........................          (356,613)          (401,853)
      Accounts payable ..........................................         5,732,396          1,545,646
      Accrued and other current liabilities .....................        (1,251,001)           412,248
      Income taxes payable ......................................          (197,028)           679,326
                                                                        -----------        -----------
   Net cash from operations .....................................         5,251,982          2,916,658

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...................        (5,795,245)        (1,847,875)
   Proceeds from disposition of property, plant and equipment ...           807,820            454,551
   (Decrease) increase in advances to shareholders ..............           126,214            (38,667)
   Acquisition of Foremost Manufacturing, Inc. ..................                --           (142,000)
   Increase in restricted cash ..................................             8,222             20,328
   Proceeds from sale of assets, net of transaction cost ........                --          3,628,186
                                                                        -----------        -----------
   Net cash from (used in)investing activities ..................        (4,852,989)         2,074,523

FINANCING ACTIVITIES
   Repayment of long-term debt ..................................                --         (4,498,788)
   Issuance of long-term debt ...................................         1,214,840                 --
   Decrease in stock purchase plan notes ........................             5,000              5,000
   Exercise of common stock options .............................           789,345             11,741
                                                                        -----------        -----------
   Net cash from (used in) financing activities .................         2,009,185         (4,482,047)
                                                                        -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................         2,408,178            509,134
CASH AND CASH EQUIVALENTS:
 Beginning of period ............................................           692,002          1,006,110
                                                                        -----------        -----------
 End of period ..................................................       $ 3,100,180        $ 1,515,244
                                                                        ===========        ===========

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

2.   INVENTORIES

     Inventories consist of the following:

                                      June 30,       September 30,
                                        2000             1999
                                     ----------       ----------

Raw materials ................       $5,139,826       $4,670,120
Finished goods ...............        4,351,810        3,578,756
                                     ----------       ----------
Total inventories ............       $9,491,636       $8,248,876
                                     ==========       ==========

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

THREE MONTHS ENDED            CONTRACT          BUSINESS          PAINT            AWAY-
  JUNE 30, 2000             MANUFACTURING       IMAGING          SUNDRIES        FROM-HOME       INTERSECTOR      CONSOLIDATED
                            -------------     ------------     ------------     ------------     ------------     ------------

Net Sales                    $  7,902,847     $  6,756,850     $  4,731,940     $         --     $         --     $ 19,391,637

Gross Profit                    1,207,600          747,836           82,135               --               --        2,037,571

Operating Income (loss)         1,007,681          182,436         (446,859)              --         (214,726)         528,532

Assets:
    Inventories                   782,362        4,523,638        4,185,636               --               --        9,491,636
    Property, plant and
      equipment-net             9,735,789        6,823,836          602,574               --        2,587,895       19,750,094
    Accounts receivable
      and other
    (including goodwill)                                                                           37,894,281       37,894,281
                             ------------     ------------     ------------     ------------     ------------     ------------
  Total assets               $ 10,518,151     $ 11,347,474     $  4,788,210     $         --     $ 40,482,176     $ 67,136,011
                             ============     ============     ============     ============     ============     ============

THREE MONTHS ENDED
  JUNE 30, 1999

Net Sales                    $  7,075,234     $  5,897,672     $  5,629,845     $    812,966     $         --     $ 19,415,717

Gross Profit                    1,668,309          857,783          887,562           79,345               --        3,492,999

Operating Income (loss)         1,391,648          405,329          308,894         (207,053)        (332,499)       1,566,319

Assets:
    Inventories                   953,449        3,674,643        3,343,369               --               --        7,971,461
    Property, plant and
      equipment-net             6,279,826        7,329,976          892,881               --        2,311,265       16,813,948
    Accounts receivable
      and other
      (including goodwill)                                                                         34,187,224       34,187,224
                             ------------     ------------     ------------     ------------     ------------     ------------
  Total assets               $  7,233,275     $ 11,004,619     $  4,236,250     $         --     $ 36,498,489     $ 58,972,633
                             ============     ============     ============     ============     ============     ============

NINE MONTHS ENDED               CONTRACT         BUSINESS          PAINT             AWAY-
  JUNE 30, 2000               MANUFACTURING      IMAGING          SUNDRIES         FROM-HOME       INTERSECTOR       CONSOLIDATED
                              ------------     ------------     ------------      ------------     ------------      ------------

Net Sales                     $ 26,677,063     $ 19,288,971     $ 13,909,812      $         --     $         --      $ 59,875,846

Gross Profit                     5,699,359        2,237,923        1,171,367                --               --         9,108,649

Operating Income (loss)          4,456,242          902,346         (585,665)               --       (1,366,193)        3,406,730

Assets:
    Inventories                    782,362        4,523,638        4,185,636                --               --         9,491,636
    Property, plant and
      equipment-net              9,735,789        6,823,836          602,574                --        2,587,895        19,750,094
    Accounts receivable
      and other
    (including goodwill)                                                                             37,894,281        37,894,281
                              ------------     ------------     ------------      ------------     ------------      ------------
  Total assets                $ 10,518,151     $ 11,347,474     $  4,788,210      $         --     $ 40,482,176      $ 67,136,011
                              ============     ============     ============      ============     ============      ============

NINE MONTHS ENDED
  JUNE 30, 1999

Net Sales                     $ 17,451,565     $ 18,596,237     $ 15,730,076      $  4,497,633     $         --      $ 56,275,511

Gross Profit                     3,533,406        3,074,687        2,220,590           439,719               --         9,268,402

Operating Income (loss)          2,938,050        1,538,930          296,780          (287,556)      (1,404,317)        3,081,887

Assets:
    Inventories                    953,449        3,674,643        3,343,369                --               --         7,971,461
    Property, plant and
      equipment-net              6,279,826        7,329,976          892,881                --        2,311,265        16,813,948
    Accounts receivable
      and other
      (including goodwill)                                                                           34,187,224        34,187,224
                              ------------     ------------     ------------      ------------     ------------      ------------
  Total assets                $  7,233,275     $ 11,004,619     $  4,236,250      $         --     $ 36,498,489      $ 58,972,633
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS: ($000s)

                        Three Months Ended                                  Nine Months Ended
                             June 30,                Period-to-Period            June 30,             Period-to-Period
                       ---------------------              Change           -------------------             Change
                         2000         1999           $              %        2000        1999          $             %
                       -------      -------       ------           ---     -------     -------       -----          ---

Net Sales              $19,392      $19,416          (24)            0     $59,876     $56,276       3,600            6

Gross Profit             2,038        3,493       (1,455)          (42)      9,109       9,268        (159)          (2)
                          10.5%        18.0%                                  15.2%       16.5%

Operating Expenses       1,509        1,927         (418)          (22)      5,702       6,186        (484)          (8)
                           7.8%         9.9%                                   9.5%       11.0%

Operating Income           529        1,566       (1,037)          (66)      3,407       3,082         325           11
                           2.7%         8.1%                                   5.7%        5.5%

Interest Expense           264          290          (26)           (9)        770         852         (82)         (10)
                           1.4%         1.5%                                   1.3%        1.5%

Net Income             $    86      $ 1,246       (1,160)          (93)      1,740       2,050        (310)         (15)
                           0.4%         6.4%                                   2.9%        3.6%

Analysis of net sales and gross profit, percentages of total net sales, and year-to-year changes in the Company's primary market sectors are as follows (dollars in thousands):

                                                           Three Months Ended
                                                                 June 30,
                                                --------------------------------------------
                                                       2000                     1999
                                                -------------------      -------------------
                                                             % of                     % of     Period-to-Period Change
                                                Amount       Total       Amount       Total          $           %
                                                -------     -------      -------     -------      -------     -------

         Net Sales

Contract manufacturing and printing             $ 7,903          41%     $ 7,075          37%         828          12
Business imaging paper products                   6,757          35        5,898          30          859          15
Paint sundry products                             4,732          24        5,630          29         (898)        (16)
Away-from-home products                              --          --          813           4         (813)       (100)
                                                -------     -------      -------     -------      -------     -------
Net sales                                       $19,392         100%     $19,416         100%         (24)          0
                                                =======     =======      =======     =======      =======     =======

                                                            Margin                   Margin    Period-to-Period Change
                                                Amount        %          Amount         %            $           %
                                                -------     -------      -------     -------      -------     -------

Contract manufacturing and printing             $ 1,208          15%     $ 1,668          24%        (460)        (28)
Business imaging paper products                     748          11          858          15         (110)        (13)
Paint sundry products                                82           2          888          16         (806)        (91)
Away-from-home products                              --          --           79          10          (79)       (100)
                                                -------     -------      -------     -------      -------     -------
Gross profit                                    $ 2,038          11%     $ 3,493          18%      (1,455)        (42)
                                                =======     =======      =======     =======      =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

                                                     Nine Months Ended
                                                          June 30,
                                        --------------------------------------------
                                               2000                     1999
                                        -------------------      -------------------
                                                     % of                     % of     Period-to-Period Change
                                        Amount       Total       Amount       Total         $          %
                                        -------     -------      -------     -------      ------     ------

         Net Sales

Contract manufacturing and printing     $26,677          45%     $17,452          31%      9,225         53
Business imaging paper products          19,289          32       18,596          33         693          4
Paint sundry products                    13,910          23       15,730          28      (1,820)       (12)
Away-from-home products                      --          --        4,498           8      (4,498)      (100)
                                        -------     -------      -------     -------      ------     ------
Net sales                               $59,876         100%     $56,276         100%      3,600          6
                                        =======     =======      =======     =======      ======     ======

                                                    Margin                   Margin    Period-to-Period Change
                                         Amount        %         Amount        %            $           %
                                        -------     -------      -------     -------      ------     ------

       Gross Profit

Contract manufacturing and printing     $ 5,700          21%     $ 3,533          20%      2,167         61
Business imaging paper products           2,238          12        3,074          17        (836)       (27)
Paint sundry products                     1,171           8        2,221          14      (1,050)       (47)
Away-from-home products                      --          --          440          10        (440)      (100)
                                        -------     -------      -------     -------      ------     ------
Gross profit                            $ 9,109          15%     $ 9,268          16%       (159)        (2)
                                        =======     =======      =======     =======      ======     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales for the three month period were flat compared to the same period of fiscal 1999. For the nine months ended June 30, 2000 sales increased $3.6 million or (6%). In June of fiscal 1999, the Company discontinued its line of Away-From-Home (AFH) products, and sales of these products totaled $0.8 million and $4.5 million for the respective three and nine months periods of fiscal 1999. Adjusting for this fact, sales of the Company's remaining core products and services increased $0.8 million (4%) and $8.1 million (16%) for the three and nine month periods.

Growth in the Company's Contract Manufacturing sector had been the driving factor in the Company's overall sales and income growth through six months of fiscal 2000. However, sales in this critical strategic sector were only $7.9 million for the third quarter of fiscal 2000, down from an average of $9.4 million for the first two quarters of the year, and this decline contributed to the sharp decline in profit for the quarter. As disclosed by management in the Company's June 30, 2000 review of operations, the Company's largest customer elected to terminate a major production agreement in March 2000, approximately four months prior to the scheduled termination. Sales of services under this agreement had averaged $1.4 million per month through the first six months of 2000. The Company elected not to impose early termination penalties on this customer in recognition of five new production agreements which the customer had awarded Tufco. These agreements are scheduled to begin operation in the summer and fall of 2000. As a result of these decisions, sales growth in the Contract Manufacturing sector slowed to 12% for the third quarter, versus growth of 81% for the first six months. While management is optimistic that the new agreements will ultimately result in a renewal of the strong growth in this vital strategic sector, the very nature of installing, starting-up and qualifying five new production lines results in difficulty in forecasting sales for the fourth quarter of fiscal 2000. Delays in equipment delivery, or customer-mandated delays in product delivery schedules could result in lower sales for the next three to six months. However, current projections which the customer has provided for fiscal 2001 would ultimately result in strong sales growth for Tufco.

Sales of Business Imaging products and services increased $0.9 million (15%) for the quarter and offset a slight decline in sales from the first six months, resulting in a year-to-date growth of $0.7 million or 4%. The primary reason for the increase is continuing growth under a paper converting arrangement for a large manufacturer of document printers. Sales of Paint Sundry products declined $0.9 million (-16%) for the quarter and are down $1.8 million (-12%) for the year-to-date. The loss of one major account resulted in the majority of the decline in sales, as this customer elected to purchase its goods from overseas competitors.

GROSS PROFIT:

Gross profit declined $1.5 million (42%) for the quarter, offsetting all of the increase from the first six months of fiscal 2000. The primary driver behind the decline was the sudden termination of the large production agreement discussed earlier. Management has built an infrastructure to support growth in the Contract Manufacturing sector which includes investment in manufacturing floor space and equipment as well as significant increases in production employees and support personnel. Despite the sudden unexpected drop in sales due to the early termination of its largest production agreement, management elected to keep its operating structure and related costs intact due to the summer and fall start-up of the new production agreements. While this decision resulted in lower gross profit for the third quarter, it was necessary to facilitate training, installation and testing of equipment and eventual start-up of the new production lines. In addition to these costs, the cost of base paper continued to increase, resulting in higher material costs for the Business Imaging Sector. Paper prices appear to be stabilizing and management has planned corresponding increases in the selling prices of its products to compensate for the cost increases. Paint Sundry margins dropped precipitously, owing to the sharp decline in sales for the quarter. In recognition of the need to reduce operating costs in this sector, as well as provide

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

GROSS PROFIT-CONTINUED:

improved customer service, on August 9, 2000 the Company announced plans to consolidate all of its Paint Sundry operations into its Manning, South Carolina facility, a transition which should save over $0.6 million in operating costs annually due to the closing of Tufco's St. Louis facility. Management is currently compiling estimates for the one-time costs of this transition plan, but based on preliminary estimates, the savings in the first year will exceed the cost of the move. The consolidation should be completed during the first calendar quarter of 2001. With the consolidation of Paint Sundry operations and the start-up of new Contract Manufacturing production lines, management continues to be optimistic that Company margins and gross profit will eventually return to the trend of improvement experienced in the first six months of fiscal 2000.

OPERATING EXPENSES:

Operating expenses declined $0.4 million for the quarter and are down $0.5 million for the nine month period, compared to the respective periods of fiscal 1999. The decline was primarily the result of the elimination of sales and administrative costs associated with the marketing of the discontinued Away-From-Home product line.

OPERATING INCOME:

Operating income declined $1.0 million (66%) for the quarter due to the decline in gross profit from Contract Manufacturing and Paint Sundry sales and services, offset by lower operating expenses. For the nine-month period, increased gross profit from Contract manufacturing during the first six months offset the declines in the third quarter, resulting in a $0.3 million (11%) increase in operating profit for the nine-month period.

INTEREST EXPENSE:

Interest expense declined $26,000 (9%) and $82,000 (10%) for the three and nine month periods due to lower average borrowings.

NET INCOME AND EARNINGS PER SHARE:

Net income declined $1.2 million for the quarter due primarily due to the decrease in operating income. Additionally, the Company had recognized a $0.7 million pre-tax gain on the sale of assets in fiscal 1999 associated with the discontinuance of the Away-From-Home product line. Net income for the nine month period declined $0.3 million (15%). Adjusted for the one-time gain from the sale of Away-From-Home assets in fiscal 1999, core net income increased $0.1 million or 7% for the nine month period. Earnings per share declined to $0.02 (basic and diluted) from $0.28 (basic and diluted) for the quarter and $0.39(basic) and $0.38 (diluted) compared to $0.46 (basic and diluted) for the nine month period versus one year ago. Adjusted for the one-time gain, earnings per share for fiscal 1999 were $0.36 (basic and diluted).

As discussed earlier, Company profitability in the fourth quarter of fiscal 2000 will depend largely on the timing of the start-up of new production agreements with the Company's largest customer. Any delays in the projected start dates will negatively impact short-term profitability. Given the current projected start-up schedule for these projects, management forecasts that earnings for the fourth quarter will fall short of earnings for the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine-months ended June 30, 2000, the Company generated $5.3 million in cash from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES -CONTINUED:

operations. Net income after adjustment for non-cash items was $4.5 million compared to $3.2 million in the prior year. Accounts payable increased $5.7 million, offsetting increases in accounts receivable ($1.9 million), inventories ($1.2 million) and other assets ($0.4 million) as well as a decrease in net income taxes payable ($0.2 million). The increase in inventories resulted from additional purchases of raw materials for the Business Imaging sector in advance of announced price increases, and the addition to accounts receivable resulted from advances made for production equipment for the new production agreements totaling $2.4 million at June 30, 2000, for which the Company will be reimbursed by the customer. Finally, the decline in other liabilities was the result of lower bonus accruals as well as the timing of bi-weekly payrolls.

Net cash used in investing activities totaled $4.9 million and was comprised of additions to property, plant and equipment ($5.8 million) offset by proceeds from the disposition of older printing equipment. The majority of the cost of the additions was attributable to a plant expansion at the Company's Green Bay facility which was necessary to facilitate two of the new converting agreements.

Net cash from financing activities totaled $2.0 million and was the result of increased borrowings as of June 30, 2000 ($1.2 million) and of cash received from the exercise of stock options from former employees and directors ($0.8 million).

On July 10, 2000, the Company signed an amendment to its existing credit agreement which provided for an additional $3.0 million available under its revolving line of credit. The amendment also changed the formulas for calculating certain financial covenants under the Company's credit agreement with its lenders.

As of August 3, 2000, the Company had approximately $5.0 million available under its revolving credit line.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk- The Company has entered into an interest rate swap contract as a hedge under which the interest rate on its term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company (see Note 7 to the Company's Financial Statements for its fiscal year ended September 30, 1999). At June 30, 2000, prevailing market interest rates were higher than the fixed rate in the Company's swap agreement, and the Company would have received a premium from its lender if the debt under the swap were to have been paid in full at that time. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined, and still believes, that the Company's risk of potential future liability resulting from a material decline in interest rates below the fixed level under the swap was not significant.

     Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of June 30, 2000.

     Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of June 30, 2000.

     Other Relevant Market Risks-The Company does not own any marketable securities, and management has not identified any other relevant market risks.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

10.16   Second Amendment to Credit Agreement

B.      Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TUFCO TECHNOLOGIES, INC.

Date: August 12, 2000          /s/ Louis LeCalsey, III
                               -----------------------------------------
                               Louis LeCalsey, III
                               President/Chief Executive Officer

Date: August 12, 2000          /s/ Greg Wilemon
                               ------------------------------------------
                               Greg Wilemon
                               Chief Financial Officer/Chief Operating Officer,
                               Secretary, Treasurer and Vice President - Finance

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
------        -----------

10.16         Second Amendment to Credit Agreement
27.1          Financial Data Schedule