Form 10-K405
period 2000-09-30
TUFCO TECHNOLOGIES INC
filed 2000-12-22
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

 For the fiscal year ended September 30, 2000. Commission file number 0-21018.

                            TUFCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        39-1723477
 ---------------------------------                        --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of December 14, 2000, was approximately $11,042,293. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 14, 2000. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant's Common Stock outstanding as of December 14, 2000 was 4,675,019.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2001 are incorporated by reference into Part III of this report.

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

         Tufco offers a wide array of contract manufacturing services including thermal laminating, coating, folding, precision slitting and rewinding, precision sheeting and custom packaging for delivery to the end user. Its specialty printing services provide wide web, multi-color flexographic and letterpress printing and adhesive laminations to industrial users and resale distributors. Tufco also manufactures a wide range of printed and unprinted business imaging paper products for a variety of business needs, and the Company's Paint Sundry sector manufactures and distributes products used by professional painters and do-it-yourself home owners.

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

Contract Manufacturing Market Sector

         Tufco Technologies has contract manufacturing capability at three locations: Green Bay, Wisconsin, Dallas, Texas and Newton, North Carolina.

         The Company's capabilities at its Green Bay facilities include custom packaging, coating, cutting, folding, thermal and adhesive laminating, embossed bonding, slitting and rewinding. These facilities custom convert a wide array of materials, including polyethylene films, non-woven materials (coated and uncoated), paper, and tissue. Products include household cleaning wipes, facial wipes, various health care products, reinforced towels (towels with a polyethylene or polypropylene mesh to provide strength and durability), medical drapes, adult hygiene components and polyethylene and paper dropcloths. The Company has invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as multiply dropcloths, reinforced material and breathable moisture barrier wraps. Machinery and equipment at the Green Bay facility have the capability, developed by the Company's in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

         The Company's Green Bay facility offers value-added specialty printing and related graphic arts services, including pre-press work, sheeting, calendering, printing, finishing, and thermal and adhesive laminating. The Company provides multi-color printing that uses computerized control to maintain a high level of print quality. The Company focuses on specialty printing projects such as paper and poly tablecovers, food and gift-wraps, flexible packaging, adult hygiene components, and printed release liners. The cornerstone of the Company's printing operation is its fully automated, state-of-the-art Windmoeller & Hoelscher (W&H) Astroflex printing press which has the capability to print up to 54 inches in width at speeds up to 1500 feet per minute.

         Green Bay's pre-press staff prepares projects for printing to customer specifications. The Company uses the customer's preliminary artwork and arranges or performs all preparatory processses for camera-ready art, video plate making, layout, and other related services.

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

         The Company's Newton facility has capabilities which include precision slitting and rewinding of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multiply, and color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features.

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

Away From Home Market Sector

         Until June of 1999, the Company produced and distributed its own line of tissues, towels and wipes for use in public washrooms. Additionally, the Company provided converting services for large manufacturers in the Away-From-Home (AFH) market place. In fiscal 1999, Company management chose to exit the AFH market due to intense price competition and due to the lack of strategic emphasis which management placed on that market. On June 28, 1999, the Company sold all of the fixed assets and inventory related to the AFH product line to a company located in Green Bay, Wisconsin.

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

         The Company's growth has been supported by its substantial capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $12 million on capital expenditures at its five locations. Through the Company's expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principle capital additions include equipment which expand the Company's custom folding and packaging capabilities, and presses which enable the Company to print poly-laminate and thermal coated substrates. The Company has also expanded and modernized its roll-to-roll winding capacity. The Company believes it has sufficient capacity to meet its growth expectations.

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

         Prior to fiscal 1999, customers generally purchased the Company's goods and services under project-specific purchase orders rather than long-term contracts; however, beginning in fiscal 1998, management shifted its strategic focus in Contract Manufacturing away from overflow converting towards longer-term cooperative manufacturing projects which usually include a multi-year contract. The Company reached agreements with several companies including Procter & Gamble Manufacturing, Amoco Fabrics and Fibers, and Amscan, Inc. for specialized contract converting services focused on printing, coating, cutting, folding, and packing. The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco's sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters, however, seasonal fluctuations are diminishing as the Company shifts its emphasis to longer-term manufacturing agreements.

         The customer base consists of approximately 1,000 companies, including large consumer products companies, dealers and distributors of business imaging papers, and resellers of paint sundry products. In fiscal 2000, two customers, both Fortune 500 companies accounted for more than 10% of consolidated sales each. A Paint Sundry customer accounted for 12%, and a Contract Manufacturing customer accounted for 20% of fiscal 2000 net sales. Sales are generally made on a credit basis within limits set by the Company's executive management. The Company generally requires payment to be made within 30 days following shipment of goods.

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

         Competitors for the Company's products and services vary based upon the products and services offered. In the Company's Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company's specialty printing services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company's capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In Business Imaging Products, raw materials are inexpensive and readily available, and converting equipment is easily purchased. As a result, competition for Business Imaging customers is very strong, primarily from small regional suppliers and a few large national companies. Based on management's assessment of the market, no single firm offers the breadth of products offered by Tufco on a national basis. There is strong domestic competition and a modest amount of foreign competition in the manufacturing and Paint Sundry products.

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

         The Company maintains multiple quality control laboratories that constantly monitor its production using statistical process controls (SPC) to observe and measure quality effectiveness of its production processes, such as temperature, speed, tension, and pressure. The Company's rigid standards and use of SPC have allowed it to qualify for the GMP (Good Manufacturing Practices) designation from several customers, a quality control standard that these companies require before they will use a company for outsourcing. In addition, several of the Company's customers perform periodic audits at the Company's Green Bay and Dallas facilities to ensure that adequate quality control practices are in place at all times. In fiscal 2000, the Company achieved ISO 2002 certification for its Green Bay facility The Company's Dallas quality control laboratory is part of a collaborative of 33 laboratories sponsored by a large original equipment manufacturer that utilizes the Dallas facility for its production. The collaborative is utilized by that company to help set quality standards and ensure that its suppliers, like the Dallas facility, have in places the process reviews and controls necessary to ensure that quality products are being manufactured consistently.

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


         The Company's primary raw material, base paper, is subject to periodic price fluctuations. In the past, the Company has been successful in eventually passing most of the price increases on to its customers, but management cannot guarantee that the Company will be able to do this in the future.

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

EMPLOYEES

         At September 30, 2000, the Company had approximately 675 employees, of whom 350 were employed at its Green Bay facility, 100 at its Manning facility, 80 at its Dallas facility, 95 at its Newton facility, and 50 at its St. Louis facility. The Company has a non-union workforce and believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

         The Company's main production and distribution facilities for Contract Manufacturing and specialty printing are located in Green Bay, Wisconsin. The 220,000 square foot facility (of which approximately 15,000 square feet are used for offices) was built in stages from 1980 to 2000 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.

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

         In June 1996, the Company leased for five years and in October of 1996 occupied a new 62,000 square foot facility in Clarendon County, South Carolina, which was designed and constructed to house the production and distribution operations for the Company's Paint Sundry business. The Company has guaranteed to the lessor that, if the lease is not renewed, the residual market value of the building which was constructed at a cost of $1.5 million, will be at least $0.9 million. Management expects the building value will be at least $0.9 million; however, the Company cannot provide assurances as to the impact of future economic factors influencing the future value of the building. In August of fiscal 2000, the Company began a 55,000 square foot expansion of the Manning facility. When complete in February 2001, the Company will close its St. Louis Paint Sundry facility and consolidate those operations into the expanded Manning building. The Company also owns a 42,000 square foot facility in Manning, South Carolina which is not used in operations. In fiscal 1998, the Company decreased its carrying value of this facility and in fiscal 2000 the Company reached an agreement to sell this building for a nominal price.

         The Company leases a 60,000 square foot building in St. Louis, Missouri from the former owners of Foremost Manufacturing Company in which it packages and distributes paint sundry products. This lease will be vacated as the Manning consolidation is complete.

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

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Since the Company's initial public offering on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol "TFCO." The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:


                                                        High          Low            Close
                                                        ----          ---            -----
 Fiscal 1999:
                  Quarter ended December 31, 1998       $ 7.500       $4.125         $ 5.000

                  Quarter ended March 31, 1999          $ 6.375       $3.250         $ 6.000

                  Quarter ended June 30, 1999           $ 8.500       $5.500         $ 8.000

                  Quarter ended September 30, 1999      $ 8.250       $7.000         $ 7.500

Fiscal 2000:
                  Quarter ended December 31, 1999       $10.500       $7.000         $10.375

                  Quarter ended March 31, 2000          $12.000       $8.375         $ 9.500

                  Quarter ended June 30, 2000           $11.250       $8.625         $10.000

                  Quarter ended September 30, 2000      $10.250       $8.750         $10.125


                  As of December 14, 2000, there were approximately 114 holders of record of the Common Stock. On December 14, 2000, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $7.44 per share.

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

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                                               Years Ended September 30,
                                                               -----------------------------------------------------------
                                                                 2000        1999          1998(1)      1997        1996
                                                               --------    --------       --------    --------    --------
STATEMENT OF OPERATIONS DATA:
     Net sales .............................................   $ 78,952    $ 76,331       $ 76,973    $ 65,750    $ 68,374
     Cost of sales .........................................     68,041      63,225         65,903      53,835      56,042
                                                               --------    --------       --------    --------    --------

     Gross profit ..........................................     10,911      13,106         11,070      11,915      12,332
     Selling, general, and
          administrative expenses ..........................      6,564       7,317          7,661       6,396       6,753

     Amortization and other post-acquisition expenses ......      1,150       1,010          1,025         706         724
     Facility closing cost .................................        831          --             --          --          --
     Employee severance cost ...............................        660          --            142          --          --
     Property write-downs ..................................         74          --            250          --          --
     (Gain) loss on asset sales ............................       (327)     (1,048)            37        (101)         (5)
                                                               --------    --------       --------    --------    --------

          Operating income .................................      1,959       5,827          1,955       4,914       4,860
          Interest expense .................................       (974)     (1,086)        (1,177)       (889)     (1,134)
          Interest and other income ........................         35          40             66         266          41
                                                               --------    --------       --------    --------    --------
          Income before income taxes
               and extraordinary item ......................      1,020       4,781            844       4,291       3,767
          Income tax expense ...............................        493       1,803            452       1,638       1,507
                                                               --------    --------       --------    --------    --------

     Income before extraordinary item ......................        527       2,978            392       2,653       2,260
          Extraordinary item-loss from early
               repayment of debt, net of income
               tax benefit of $32...........................         --          --             62          --          --
                                                               --------    --------       --------    --------    --------

          Net income .......................................   $    527    $  2,978       $    330    $  2,653    $  2,260
                                                               ========    ========       ========    ========    ========

          Earnings per share:
               Income before extraordinary item
                    Basic ..................................   $    .12    $    .67       $    .09    $    .61    $    .52
                    Diluted ................................   $    .11    $    .67       $    .09    $    .60    $    .51
               Net income
                    Basic ..................................   $    .12    $    .67       $    .07    $    .61    $    .52
                    Diluted ................................   $    .11    $    .67       $    .07    $    .60    $    .51

          Weighted average common shares outstanding:
                    Basic ..................................      4,499       4,419          4,420       4,384       4,386
                    Diluted ................................      4,622       4,475          4,518       4,448       4,438


OTHER DATA:
     Depreciation and amortization(2) ......................   $  3,535    $  3,090       $  2,605    $  2,363    $  2,279
     Capital expenditures ..................................   $  7,073    $  3,130       $  2,629    $  3,234    $  2,371


BALANCE SHEET DATA: (AT SEPTEMBER 30)
     Working capital .......................................   $ 11,952    $ 13,934       $ 12,630    $ 10,225    $ 10,553
     Total assets ..........................................     62,133      59,081         58,767      49,045      50,038
     Total-current and long-term debt ......................     13,107      14,530         17,697      10,498      13,350
     Stockholders' equity ..................................     36,579      35,246         32,250      31,368      28,719



                                    FOOTNOTES

(1) Includes Foremost Manufacturing Company since its acquisition in November 1997.

(2) Includes depreciation and amortization of goodwill and organizational expenses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Management's discussion of the Company's 2000 fiscal year in comparison to fiscal 1999, contains forward-looking statements regarding current expectations, risks and uncertainties for 2001 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled "Business" in this report, other factors that could cause or contribute to such differences include, among other items, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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

RESULTS OF OPERATIONS

         The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2000 ("current year" or "fiscal 2000"), in comparison to the fiscal year ended September 30, 1999 ("prior year" or "fiscal 1999"), as well as the fiscal year ended September 30, 1998 ("fiscal 1998").

         The following table sets forth, for the years ended September 30 (i) the percentage relationship of certain items from the Company's statements of income to net sales and (ii) the year-to-year changes in these items:


                                                           PERCENTAGE OF NET SALES                 YEAR-TO-YEAR CHANGE
                                                ----------------------------------------------     -----------------------------
                                                                                                     1999 TO         1998 TO
                                                    2000             1999             1998             2000            1999
                                                ------------     ------------     ------------     ------------     ------------
Net sales ...................................          100.0%           100.0%           100.0%               3%              (1)%
Cost of sales ...............................           86.2             82.8             85.6                8               (4)
                                                ------------     ------------     ------------     ------------     ------------

         Gross margin .......................           13.8             17.2             14.4              (17)              18

Selling and administrative expenses .........            8.3              9.6              9.9              (10)              (4)
Amortization and post-acquisition expenses ..            1.5              1.3              1.4               14               (1)
Facility closing cost .......................            1.0               --               --               --               --
Employee severance cost .....................            0.8               --              0.2               --               --
Property write-downs ........................            0.1               --              0.3               --               --
(Gain) loss on asset sales ..................           (0.4)            (1.4)             0.1              (69)              --
                                                ------------     ------------     ------------     ------------     ------------

         Operating income ...................            2.5              7.6              2.5              (66)             198

Interest expense ............................           (1.2)            (1.4)            (1.5)             (10)              (8)
Interest and other income ...................            0.0              0.0               .1              (13)             (39)
                                                ------------     ------------     ------------     ------------     ------------
         Income before income taxes
            and extraordinary item ..........            1.3              6.3              1.1              (79)             466
Income tax expense ..........................            0.6              2.4              0.6              (73)             299
                                                ------------     ------------     ------------     ------------     ------------

Net income before extraordinary item ........            0.7              3.9              0.5              (82)             660
Extraordinary item ..........................             --               --              0.1               --               --
                                                ------------     ------------     ------------     ------------     ------------

Net income ..................................            0.7%             3.9%             0.4%             (82)%            660%
                                                ============     ============     ============     ============     ============


         The components of net sales and gross profit are summarized in the table below:

                                            2000                    1999                    1998
                                      -------------------    -------------------    -------------------
                                                  % of                   % of                   % of
                                       Amount     Total       Amount     Total       Amount     Total
                                      --------   --------    --------   --------    --------   --------
                                                            (Dollars in millions)
         Net Sales

Contract manufacturing and printing   $   34.2         43%   $   26.0         34%   $   19.2         25%
Business imaging paper products           25.9         33        24.9         33        32.5         42
Paint sundry products                     18.8         24        21.0         27        18.0         24
Away-from-home products                    0.0         --         4.4          6         7.3          9
                                      --------   --------    --------   --------    --------   --------

Net sales                             $   78.9        100%   $   76.3        100%   $   77.0        100%
                                      ========   ========    ========   ========    ========   ========


                                                  Margin                Margin                   Margin
                                       Amount       %         Amount       %         Amount        %
                                      --------   --------    --------   --------    --------   --------
         Gross Profit

Contract manufacturing and printing   $    7.1         21%   $    6.4         25%   $    2.2         11%
Business imaging paper products            2.9         11         3.5         14         5.0         15
Paint sundry products                       .9          5         2.8         13         3.2         18
Away-from-home products                    0.0         --         0.4          9         0.7         10
                                      --------   --------    --------   --------    --------   --------

Gross profit                          $   10.9         14%   $   13.1         17%   $   11.1         14%
                                      ========   ========    ========   ========    ========   ========

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         NET SALES for fiscal 2000 increased $2.6 million or 3% primarily due to increased sales of Contract Manufacturing and printing services, which increased $8.2 million or 32% over the prior year. The increased contract manufacturing sales were the result of two new service agreements with a Fortune 500 consumer products company, under which the Company manufactured and packaged a household cleaning product and a facial wipe. Sales under these two agreements began in the first quarter of fiscal 2000, and ended abruptly in the second quarter of fiscal 2000. Based on customer forecasts, Company management had expected sales under the larger of these two agreements to continue through July of fiscal 2000, and the early termination had a negative impact on gross profit margins in the Contract Manufacturing sector. In addition to these two agreements, the Company also began converting paper products for a large manufacturer of wide-format printers and copiers. Volumes under this agreement are based on month-to-month purchase orders placed by the customer, and monthly sales can vary widely. Sales of the Company's Business Imaging paper products increased $1.0 million (4%) due to a combination of increased selling prices and a smaller increase in unit volume. Raw material costs increased an average of 19% for the sector, and the Company passed on a portion of those costs to its customers resulting in an increase in net sales. However, due to the frequency with which paper costs increased, and to agreements with customers under which the Company must provide advance notice of sales price increases, the Company was unable to pass through all cost increases on a timely basis resulting in diminished gross profit margins. Sales in the Company's Paint Sundry sector declined $2.2 million (10%) due primarily to lower sales to a major national paint retailer, as that customer chose to purchase its products from Asian suppliers beginning in October of 1999. Finally, no sales of Away-From-Home (AFH) products were recorded in fiscal 2000, compared to sales of $4.4 million in fiscal 1999. The Company discontinued marketing AFH products in June of fiscal 1999, and sold the assets previously used to support that sector. The manufacturing resources previously used to support production of AFH inventory were reallocated to support new Contract Manufacturing agreements which were in start-up phase at the end of fiscal 2000.

         GROSS PROFIT declined $2.2 million (17%) and margins declined to 13.8% in fiscal 2000 from 17.2% in the prior year. Several factors contributed to the decline. The most significant decline occurred in the Paint Sundry sector where gross profit was down $1.9 million and margins declined from 13% in the prior year to 5% in fiscal 2000. As discussed earlier, the loss of a major customer contributed heavily to the declining gross profit. In the fourth quarter of fiscal 2000, management announced its intent to close its St. Louis facility and consolidate all Paint Sundry operations into the Company's expanded Manning, South Carolina plant. Management believes that this consolidation will provide almost $1 million in annual cost savings when completed in March 2001, which will help to increase gross profit respectively. Gross profit from the sale of Business Imaging paper products declined $0.6 million (17%) due to the aforementioned increases in raw material costs which were not entirely passed through to customers. Management has planned price increases for December 2000 which should result in improved gross profit margins in the final three quarters of fiscal 2001, assuming raw material cost stability. Finally, gross profit from Contract Manufacturing services increased $0.7 million, though the gross profit margin declined from 25% in fiscal 1999 to 21% in fiscal 2000. As noted earlier, the Company's largest customer cancelled a major manufacturing agreement in the second quarter of fiscal 2000, approximately five months ahead of the scheduled termination date. The customer's internal production line was operational earlier than planned, negating their need for Tufco's services. While the Company had the right to impose financial penalties for the early termination, management elected to waive those penalties in recognition of three new manufacturing agreements which were under negotiation with this customer. The Company was eventually awarded all three of the new production agreements, and two of the three will enter commercial production in the second quarter of fiscal 2001. The sudden decline in sales from the discontinued contract, combined with the high costs for training and start-up which the Company incurred for the three new agreements resulted in low gross profit margins in the third and fourth quarters of fiscal 2000. Margins in the Contract Manufacturing sector should improve in the second quarter of fiscal 2001 when these agreements begin commercial operations. Until these agreements are operational, management projects that gross profit margins will remain lower than in fiscal 1999.

         SELLING AND ADMINISTRATIVE EXPENSES for fiscal 2000 were down $0.8 million or 10%, principally due to costs eliminated from the discontinuance of the AFH sales and marketing sector.

         GOODWILL AMORTIZATION AND POST-ACQUISITION EXPENSES increased $0.1 million (14%) due to costs accrued relating to potential liability under an indemnification agreement to Bradford Venture Partners, Ltd. a related party.

         FACILITY CLOSING EXPENSE is a one-time charge associated with the closing of the Company's St. Louis distribution facility and the moving of the related inventory, equipment and personnel to Manning.

         SEVERANCE EXPENSE was $0.7 million in fiscal 2000, and relates to payments due to a former executive of the Company pursuant to an employment agreement with an acquired company.

         GAINS ON ASSET SALES were $0.3 million in fiscal 2000 resulting from the sale of certain under-utilized printing equipment in the Green Bay facility. In the prior year, most of the $1.0 million gain was the result of the sale of assets formerly used to support the AFH business sector.


         NET INTEREST EXPENSE decreased $0.1 million due to lower average borrowings during the current fiscal year.


         INCOME TAXES were 48% of pre-tax earnings in fiscal 2000, compared to 38% for the prior year. The increased rate was the result of the impact that certain non-deductible expenses, such as goodwill amortization, on the relatively low level of pre-tax income.

         BASIC AND DILUTED EARNINGS PER SHARE were 12 cents and 11 cents respectively in fiscal 2000. Adjusted for the after tax effects of the plant costing costs and executive severance, basic and diluted earnings per share would have been 32 cents.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

         NET SALES for fiscal 1999 decreased $0.6 million, or 1%, in part due to the discontinuance of the Company's Away From Home (AFH) product line in June of fiscal 1999. Sales in the Company's remaining market sectors increased 3%. The Company discontinued its AFH sales efforts because management believed that the Company's relatively small market share, the lack of a reliable long term source of base paper and the frequency of heavy price discounting in the market sector made AFH products a poor fit with the Company's chosen strategic direction. Instead, management has reallocated plant space and personnel previously allocated to the AFH sector toward expanding its Contract Manufacturing services, the Company's primary strategic focus for the future. Sales of Contract Manufacturing services increased $6.8 million (35%) over the prior year, primarily due to new agreements to provide contract folding, packaging and printing services for large consumer products companies. Management identified Contract Manufacturing as its key growth sector during development of its strategic plan in fiscal 1998 and began allocating capital and personnel resources toward growth in that sector. To further its capabilities in the sector, the Company installed a new eight color flexographic printing press in its Green Bay facility. The total value of the press exceeded $4 million, for which the Company entered into a long term operating lease in December 1999. Management believes that the expanded services made possible by the new press will enable the Company to further grow its specialty printing services. Sales in the Company's Business Imaging sector declined $7.6 million (23%) primarily due to continued deep discounts in the selling price of its engineering and point-of-sale (POS) roll products as a result of increased competition, as well as the loss of several large POS national account customers which were at lower profit margins. Finally, sales of the Company's Paint Sundry products increased $3.0 million (17%) over the prior year. A portion of the increase ($0.9 million) results from the timing of the Foremost acquisition for which only eleven months of sales were recognized in fiscal 1998. Adjusted for this fact, sales in this sector increased 12%, primarily due to increased sales to large do-it-yourself home centers.

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

         GAINS ON ASSET SALES totaled $1.0 million in fiscal 1999 resulting primarily from the discontinuance of the AFH business sector and the sale of production equipment and inventory which were previously dedicated to that sector. Additionally, the Company sold two other pieces of production equipment which had limited ongoing production value to the Company.

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


FISCAL 2000 (Dollars in thousands, except per share amounts)

                                                  First       Second       Third        Fourth
                                                 Quarter      Quarter     Quarter      Quarter
Net sales ...................................   $   20,701   $   19,783   $   19,392   $   19,076
Gross profit ................................        3,654        3,417        2,038        1,802
Operating expenses ..........................        1,822        2,082        1,545        3,503
Operating income (loss) .....................        1,832        1,335          493       (1,701)
Income (loss) before income taxes ...........        1,550        1,075          237       (1,842)
Income tax expense (benefit) ................          574          398          151         (630)
Net income (loss) ...........................          976          677           86       (1,212)
Earnings (loss) per share:
         Basic ..............................          .22          .15          .02         (.26)
         Diluted ............................          .21          .15          .02         (.26)


FISCAL 1999 (Dollars in thousands, except per share amounts)

                                                 First     Second      Third     Fourth
                                                Quarter    Quarter    Quarter    Quarter
Net sales ...................................   $ 18,341   $ 18,519   $ 19,416   $ 20,055
Gross profit ................................      2,974      2,801      3,493      3,838
Operating expenses ..........................      1,940      1,988      1,250      2,101
Operating income ............................      1,034        813      2,243      1,737
Income before income taxes ..................        781        516      1,960      1,524
Income tax expense (benefit) ................        312        181        714        596
Net income ..................................        469        335      1,246        928
Earnings per share:
         Basic ..............................        .11        .08        .28        .21
         Diluted ............................        .11        .08        .28        .21


         As noted in the fiscal 2000 full-year sales and gross profit discussion, the Company's largest customer cancelled a major Contract Manufacturing agreement 5 months ahead of its scheduled termination. This cancellation, combined with high start-up costs incurred for three new production agreements, resulted in lower sales and gross profit in the third and fourth quarters of fiscal 2000. Additionally, the company accrued approximately $1.5 million in total costs for executive severance and the closing of the St. Louis distribution operation. These costs are reflected in the operating expenses in the fourth quarter of fiscal 2000.

         In the first and third quarters of fiscal 1999, the Company sold equipment resulting in pre-tax gains of $0.3 million (per share: $0.05 basic and diluted) and $0.7 million (per share: $0.09 basic and diluted) respectively. These gains are reflected in the operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations increased $4.9 million to $6.9 million in fiscal 2000. Cash generated from net income adjusted for non-cash expenses and gains was $4.0 million compared to $5.7 million in the prior year. Offsetting this decline, accounts receivable grew at a slower rate than in the prior year due to more timely payments from the Company's largest customer, resulting in a $2.2 million improvement in cash flow. Additionally, accounts payable increased $3.2 million due to payments due on customer owned equipment associated with the new production agreements, which were in start-up phase, and to the timing of payment due dates relative to the last day of the fiscal year. The Company has an arrangement with its largest customer whereby the Company purchases and installs the customer's production equipment, and is later reimbursed by the customer, and the balance of these payments due on the last day of fiscal 2000 was $1.0 million.

         Cash used in investing activities totaled $6.1 million in fiscal 2000 resulting from costs incurred to expand the Company's Green Bay production facility and to purchase and install production equipment. These expenditures were partially offset by proceeds from the sale of under-utilized production equipment.

         Cash used in financing activities totaled $0.6 million resulting from the repayment of long-term debt offset by cash received from the exercise of stock options.

         The Company's primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. On August 28, 1998, the Company entered into a syndicated financing arrangement with First Union National Bank (First Union) and Chase Bank of Texas, N.A. with First Union acting as agent. Under the agreement, as amended in fiscal 2000, the Company has $ 5.1 million of term debt at September 30, 2000, repayable in equal quarterly payments maturing in August 2005 and up to $12.0 million under a revolving credit agreement through June 2002. In fiscal 1998, the Company paid approximately $0.1 million to its former lender to exit the prior credit agreement, principally in the form of prepayment penalties on the early repayment of term debt. Simultaneous with the refinancing, the Company entered into an interest rate swap arrangement with First Union which had the effect of creating a fixed rate of interest on the Company's term debt. As a result of this arrangement, the rate of interest on the term debt is fixed at 5.87%, plus a profit spread for the syndicated banks of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. Management believes that this hedge arrangement creates a desirable stability of future interest payments. At December 12, 2000, the Company had approximately $12.1 million in total borrowings outstanding under this agreement, with $4.7 million available under the revolving credit agreement. Management believes its operating cash flow is adequate to service its long-term obligations as of September 30, 2000, and any budgeted capital expenditures.

         The credit facility is secured by substantially all of the Company's assets and contains certain restrictive covenants, including minimum required net worth, minimum required cash flow, maximum allowable indebtedness and maximum allowable capital expenditures. At September 30, 2000, the Company was in compliance with all of its debt covenants. The Company had previously obtained a waiver from the banks permitting it to sell various production assets during fiscal 1999.

         During the first quarter of fiscal 2000, the Company entered into a lease to own and operate a Windmoeller and Hoelscher eight color flexographic printing press. The lease is structured as an operating lease over ten years with payments totaling approximately $0.5 million annually. The Company will have the right to purchase the asset at varying points during the lease.

         The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

         The Company's allowance for uncollectible accounts receivable was $0.6 million at December 12, 2000. Management believes that this allowance is adequate to provide for losses inherent in its accounts receivable.

         Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, periodically impact the Company's inventory values and net income. This was the case in fiscal 2000 as rising paper costs had a negative impact on the Company's profit. In fiscal years 1998 and 1999, the impact of inflation was minimal on the Company's inventory and net income. The Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company's products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company's inventory and net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

         SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company's year beginning October 1, 2000; this Statement establishes standards for the valuation, classification and accounting of derivative instruments. The Company expects that the implementation of these standards will have no material effect on the financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk - The Company has entered into an interest rate swap contract as a hedge under which the interest rate on its term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company (see Note 7 to the Company's Financial Statements). At September 30, 2000, prevailing market interest rates were higher than the fixed rate in the Company's swap agreement, and the Company would have received a premium of $61,000 from its lender if the debt under the swap were to have been paid in full at that time. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined, and still believes, that the Company's risk of potential future liability resulting from a material decline in interest rates below the fixed level under the swap was not significant.

         Foreign Currency Exchange Risk - The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of September 30, 2000.

         Commodity Price Risk - The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2000. The Company presents its assessment of the risks of short-term commodity price fluctuations in the section entitled Raw materials and Supplies under Part I, Item 1 of this document.

         Other Relevant Market Risks - The Company does not own any marketable securities, and management has not identified any other relevant market risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are attached as Appendix to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors, and key employees of the Company are:

Name                              Age     Positions With the Company
----                              ---     --------------------------
Louis LeCalsey, III               61      President and Chief Executive Officer
Gregory L. Wilemon                40      Chief Financial Officer, Chief Operating
                                          Officer and Secretary/Treasurer
Robert J. Simon(1)(2)(3)          42      Chairman of the Board of Directors
Samuel J. Bero(1)(3)              65      Director
C. Hamilton Davison, Jr.(3)       41      Director
William J. Malooly(2)             58      Director
Seymour S. Preston III(2)         67      Director


----------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


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

EXECUTIVE OFFICERS, DIRECTORS, AND KEY EMPLOYEES

         Louis LeCalsey, III -- Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in September 1996. Previously he was President of Tufco Industries, Inc. since April 1996 and prior to that he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director for TriMark, Inc., as well as a member of the Advisory group for Bradford Equities Fund LLC.

         Gregory L. Wilemon -- Mr. Wilemon has been Chief Financial Officer since September 18, 1995 and was appointed Secretary/Treasurer by the board effective November 12, 1995 and Chief Operating Officer in September 1996. Mr. Wilemon had been Chief Operating Officer at Executive Roll Manufacturing from 1991 until May of 1993. From 1993 until he rejoined the Company, Mr. Wilemon was Vice President of Finance at Great North American Companies. Prior to his earlier tenure with the Company, Mr. Wilemon was a Senior Business Planner with PepsiCo from 1987 to 1991.

         Robert J. Simon -- Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is Chairman of the Board of Foilmark, Inc., a public company. Mr. Simon is either Chairman of the Board or a director of Ampco Metal Inc., Parmarco Technologies, Inc., TriMark, Inc., Mexican Accent, Inc., Overseas Equity Investors Ltd., Overseas Private Investors Ltd., and Overseas Callander Fund, Ltd. and several other privately held companies.

         Samuel J. Bero -- Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager of Tufco since 1974, when he co-founded the Predecessor. Mr. Bero has over 33 years of experience in the converting industry.

         C. Hamilton Davison, Jr. -- Mr. Davison has been the President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988 and Chief Executive Officer since 1995. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. Mr. Davison is also a director and former president of the greeting card industry trade association. In addition to other private companies and not-for-profit boards, he served as a director and member of the audit committee of Valley Resources (AMEX:VR) until 2000 when the company was sold to Southern Union (NYSE:SUG). Mr. Davison received a Bachelors Degree from Vanderbilt University and a masters degree from the University of Texas.

         William J. Malooly -- Mr. Malooly has been the Chairman and Chief Executive Officer of Bank One, Green Bay since 1977. Mr. Malooly retired from Bank One in September 1999 and is currently engaged in consulting and investing.

         Seymour S. Preston, III -- Mr. Preston is the Chairman and Chief Executive Officer of AAC Engineered Systems, Inc. a manufacturer of deburring and metal finishing equipment. From 1990 to 1993, Mr. Preston was President and Chief Executive Officer of Elf Atochem North America, Inc., a manufacturer and marketer of plastics and specialty chemicals. Prior to 1990, Mr. Preston was President, Chief Operating Officer and Director of Pennwalt Corporation. Mr. Preston is currently is a Director of Albemarle Corporation, Scott Specialty Gases, Inc., The Barra Foundation, and is the Interim President of the Academy of Natural Sciences of Philadelphia. Mr. Preston received a BA in chemistry from Williams College and an MBA from the Harvard Business School.

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

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

       3.1                  Restated Certificate of Incorporation(1) (Exhibit
                            3.1)

       3.2                  Bylaws(1) (Exhibit 3.2)

       10.1 Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. ("Tufco"), and the Stockholders of Tufco.(1) (Exhibit 10.1)

       10.2 Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P.(3) (Exhibit 10)

       10.3 Loan Agreement, dated May 1, 1992, between the Village of Ashwaubenon, Wisconsin, and the Company.(1) (Exhibit 10.11)

       10.4                 1992 Non-Qualified Stock Option Plan(1) (Exhibit
                            10.12)

       10.5 Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company.(1) (Exhibit 10.17)

       10.6                 1993 Non-Employee Director Stock Option Plan.(2)
                            (Exhibit 10.19)

       10.7 Amended Employment Agreement with Greg Wilemon, dated September 18, 1995.(4) (Exhibit 10.11)

       10.8 Lease Agreement, dated as of March 1, 1995, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco.(4) (Exhibit 10.13)

       10.9 Lease Agreement dated as of April 1, 1996, between Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco.(5) (Exhibit 10.15)

       10.10 Employment Agreement with Louis LeCalsey, III dated September 19, 1996.(5) (Exhibit 10.18)

       10.11 Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998.(6)

       10.12 ISDA Master Agreement and Schedule to the Master Agreement dated as of July 30, 1998 between First Union National Bank and Tufco, L.P.(6)

       10.13                First Amendment to Credit Agreement.(6)

       10.14                Second Amendment to Credit Agreement.(7)

       21.1                 Subsidiaries of the Company.(6)

       27.1*                Financial Data Schedule

       99.1* Employee Stock Purchase Agreement executed by Greg Wilemon in favor of the Company dated September 30, 2000. (Exhibit 99.1)


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

       (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

       (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

       (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

       (7) Incorporated by reference to the Company's Annual Report of Form 10-Q for the period ended June 30, 2000.

(c) See (a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 15, 2000.

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


             Signature                                Title                          Date
             ---------                                -----                          ----

/s/ Louis LeCalsey, III                  President, Chief Executive Officer     December 15, 2000
------------------------------------     and Director (Principal Executive
Louis LeCalsey, III                      Officer)

/s/ Robert J. Simon                      Chairman of the Board                  December 15, 2000
------------------------------------
Robert J. Simon


/s/ Gregory L. Wilemon                   Chief Financial Officer, Chief         December 15, 2000
------------------------------------     Operating Officer and Secretary
Gregory L. Wilemon                       (Principal Financial and
                                         Accounting Officer)

/s/ Samuel J. Bero                       Director                               December 15, 2000
------------------------------------
Samuel J. Bero


/s/ C. Hamilton Davison Jr.              Director                               December 15, 2000
------------------------------------
C. Hamilton Davison, Jr.


/s/ William J. Malooly                   Director                               December 15, 2000
------------------------------------
William J. Malooly


/s/ Seymour S. Preston, III              Director                               December 15, 2000
------------------------------------
Seymour S. Preston, III

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS - ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------


                                                                                                                      PAGE
INDEPENDENT AUDITORS' REPORT..........................................................................................F-2

FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of September 30, 2000 and 1999......................................................F-3

   Consolidated Statements of Income
      for the Years Ended September 30, 2000, 1999 and 1998...........................................................F-4

   Consolidated Statements of Stockholders' Equity
      for the Years Ended September 30, 2000, 1999 and 1998...........................................................F-5

   Consolidated Statements of Cash Flows
      for the Years Ended September 30, 2000, 1999 and 1998...........................................................F-6

   Notes to Consolidated Financial Statements.........................................................................F-7

INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
   Tufco Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
December 1, 2000

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS
                                                                            2000            1999
CURRENT ASSETS (Note 7):
   Cash and cash equivalents                                           $    930,388    $    692,002
   Restricted cash (Note 9)                                                  31,717          20,050
   Accounts receivable - net (Note 3)                                    12,697,187      12,721,698
   Inventories (Note 4)                                                   7,912,482       8,248,876
   Prepaid expenses and other current assets                                740,383         763,972
   Income taxes receivable                                                  560,444
   Deferred income taxes (Note 8)                                           796,174         447,096
                                                                       ------------    ------------

           Total current assets                                          23,668,775      22,893,694

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 5 and 7)                      20,182,838      16,636,756

GOODWILL - Net (Notes 1 and 2)                                           17,341,724      17,948,930

OTHER ASSETS - Net (Note 6)                                                 939,811       1,601,409
                                                                       ------------    ------------

TOTAL                                                                  $ 62,133,148    $ 59,080,789
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 7)                          $  1,771,432    $  1,902,435
   Accounts payable                                                       6,964,711       3,764,026
   Accrued payroll, vacation and payroll taxes                            1,544,867       1,537,041
   Other current liabilities                                              1,435,450       1,580,744
   Income taxes payable                                                                     175,001
                                                                       ------------    ------------

           Total current liabilities                                     11,716,460       8,959,247

LONG-TERM DEBT - Less current portion (Note 7)                           11,335,704      12,627,136

DEFERRED INCOME TAXES (Note 8)                                            2,502,223       2,248,871

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 11):
   Voting common stock; $.01 par value; 9,000,000 shares authorized;
      4,675,019 and 4,498,618 shares issued, respectively                    46,750          44,986
   Additional paid-in capital                                            24,879,246      23,973,017
   Retained earnings (Note 7)                                            12,383,489      11,856,772
   Treasury stock at cost, 78,497 voting common shares                     (534,045)       (534,045)
   Stockholder notes receivable                                            (196,679)        (95,195)
                                                                       ------------    ------------

             Total stockholders' equity                                  36,578,761      35,245,535
                                                                       ------------    ------------

TOTAL                                                                  $ 62,133,148    $ 59,080,789
                                                                       ============    ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             2000            1999            1998

NET SALES                                            $ 78,952,268    $ 76,330,563    $ 76,972,776

COST OF SALES                                          68,041,438      63,224,285      65,902,280
                                                     ------------    ------------    ------------
GROSS PROFIT                                           10,910,830      13,106,278      11,070,496

OPERATING EXPENSES:
   Selling, general and administrative (Note 10)        6,564,378       7,317,325       7,661,463
   Amortization and other postacquisition expenses      1,149,697       1,009,868       1,024,620
   Facility closing costs (Note 14)                       831,305
   Employee severance costs                               659,950                         142,030
   Property write-downs                                    74,000                         250,000
   (Gain) loss on asset sales (Note 5)                   (327,331)     (1,047,591)         36,925
                                                     ------------    ------------    ------------

           Total                                        8,951,999       7,279,602       9,115,038
                                                     ------------    ------------    ------------

OPERATING INCOME                                        1,958,831       5,826,676       1,955,458

OTHER INCOME (EXPENSE):
   Interest expense                                      (973,583)     (1,085,511)     (1,176,623)
   Interest and other income                               34,894          39,370          65,096
                                                     ------------    ------------    ------------

           Total                                         (938,689)     (1,046,141)     (1,111,527)
                                                     ------------    ------------    ------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                               1,020,142       4,780,535         843,931

INCOME TAX EXPENSE (Note 8)                               493,425       1,802,216         451,790
                                                     ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                          526,717       2,978,319         392,141

EXTRAORDINARY ITEM - Loss from early
   repayment of debt, net of income tax
   benefit of $32,059 (Note 7)                                                             62,231
                                                     ------------    ------------    ------------

NET INCOME                                           $    526,717    $  2,978,319    $    329,910
                                                     ============    ============    ============

EARNINGS PER SHARE:
   Income before extraordinary item:
      Basic                                          $        .12    $        .67    $        .09
                                                     ============    ============    ============

      Diluted                                        $        .11    $        .67    $        .09
                                                     ============    ============    ============

   Net income:
      Basic                                          $        .12    $        .67    $        .07
                                                     ============    ============    ============

      Diluted                                        $        .11    $        .67    $        .07
                                                     ============    ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                4,499,391       4,418,859       4,419,763
                                                     ============    ============    ============

   Diluted                                              4,622,318       4,474,802       4,517,849
                                                     ============    ============    ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                   COMMON STOCK
                                                            --------------------------------------------------------
                                                                      VOTING                       NONVOTING             ADDITIONAL
                                                            --------------------------    --------------------------      PAID-IN
                                                                SHARES        AMOUNT           SHARES       AMOUNT        CAPITAL
BALANCES AT OCTOBER 1, 1997                                   3,733,830    $    37,338        709,870    $     7,099    $23,539,420

   Exercise of employee stock options                            26,486            265                                      172,140

   Issuance of common stock - Foremost acquisition (Note 2)      25,907            259                                      249,741

   Repayment of stockholder notes receivable

   Purchase of treasury stock, 18,693 shares

   Net income
                                                            -----------    -----------    -----------    -----------    -----------

BALANCES AT SEPTEMBER 30, 1998                                3,786,223         37,862        709,870          7,099     23,961,301

   Exercise of employee stock options                             2,525             25                                       11,716

   Conversion of nonvoting to voting common stock               709,870          7,099       (709,870)        (7,099)

   Repayment of stockholder notes receivable

   Net income
                                                            -----------    -----------    -----------    -----------    -----------

BALANCES AT SEPTEMBER 30, 1999                                4,498,618         44,986             --             --     23,973,017

   Exercise of employee stock options                           176,401          1,764                                      906,229

   Repayment of stockholder notes receivable

   Net income
                                                            -----------    -----------    -----------    -----------    -----------

BALANCES AT SEPTEMBER 30, 2000                                4,675,019    $    46,750             --    $        --    $24,879,246
                                                            ===========    ===========    ===========    ===========    ===========


                                                                                          STOCKHOLDER       TOTAL
                                                              RETAINED      TREASURY         NOTES      STOCKHOLDERS'
                                                              EARNINGS        STOCK        RECEIVABLE      EQUITY
BALANCES AT OCTOBER 1, 1997                                  $ 8,548,543   $  (349,371)   $  (415,052)   $31,367,977

   Exercise of employee stock options                                                                        172,405

   Issuance of common stock - Foremost acquisition (Note 2)                                                  250,000

   Repayment of stockholder notes receivable                                                  314,857        314,857

   Purchase of treasury stock, 18,693 shares                                  (184,674)                     (184,674)

   Net income                                                    329,910                                     329,910
                                                             -----------   -----------    -----------    -----------

BALANCES AT SEPTEMBER 30, 1998                                 8,878,453      (534,045)      (100,195)    32,250,475

   Exercise of employee stock options                                                                         11,741

   Conversion of nonvoting to voting common stock                                                                 --

   Repayment of stockholder notes receivable                                                    5,000          5,000

   Net income                                                  2,978,319                                   2,978,319
                                                             -----------   -----------    -----------    -----------

BALANCES AT SEPTEMBER 30, 1999                                11,856,772      (534,045)       (95,195)    35,245,535

   Exercise of employee stock options                                                        (106,484)       801,509

   Repayment of stockholder notes receivable                                                    5,000          5,000

   Net income                                                    526,717                                     526,717
                                                             -----------   -----------    -----------    -----------

BALANCES AT SEPTEMBER 30, 2000                               $12,383,489   $  (534,045)   $  (196,679)   $36,578,761
                                                             ===========   ===========    ===========    ===========



See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                           2000              1999            1998
OPERATING ACTIVITIES:
   Net income                                                           $   526,717      $ 2,978,319      $   329,910
   Noncash items in net income:
      Depreciation and amortization of property, plant and equipment      2,928,108        2,473,370        2,057,458
      Amortization of goodwill and other assets                             607,206          617,069          547,322
      Deferred income taxes                                                 (95,726)         512,800          127,975
      Increase in allowance for doubtful accounts                           321,900          121,270           36,957
      (Gain) loss on asset sales                                           (327,331)      (1,047,591)          36,925
      Property write-downs                                                  153,350                           250,000
   Changes in operating working capital:
      Accounts receivable                                                  (313,857)      (2,491,228)      (1,641,425)
      Inventories                                                           311,055         (864,788)         424,124
      Prepaid expenses and other assets                                     477,231         (453,678)         (60,076)
      Accounts payable                                                    3,200,685         (795,315)         541,150
      Accrued and other current liabilities                                (137,468)         807,030          372,939
      Income taxes payable/receivable                                      (735,445)         110,634         (626,841)
                                                                        -----------      -----------      ------------

           Net cash from operations                                       6,916,425        1,967,892        2,396,418
                                                                        -----------      -----------      -----------

INVESTING ACTIVITIES:
   Acquisition of Foremost - net of cash acquired                                           (142,000)      (5,985,019)
   Additions to property, plant and equipment                            (7,072,967)      (3,129,687)      (2,628,927)
   Deposits (made on) applied to purchases of equipment                                      144,853       (1,068,286)
   Advances to directors and former owners                                  (16,581)         (45,513)         (22,221)
   Collection of advances to directors and former owners                    140,750
   Proceeds from asset sales, net of transaction costs                      898,352        4,040,363           26,103
   (Increase) decrease in restricted cash                                   (11,667)             278           39,800
                                                                        -----------      -----------      -----------

           Net cash from (used in) investing activities                  (6,062,113)         868,294       (9,638,550)
                                                                        -----------      -----------      ------------

FINANCING ACTIVITIES:
   Issuance of long-term debt                                                                               8,797,280
   Repayment of long-term debt                                           (1,422,435)      (3,167,035)      (1,599,030)
   Proceeds from issuance of common stock                                   801,509           11,741          172,405
   Purchase of treasury stock                                                                                (184,674)
   Repayment of stockholder notes receivable                                  5,000            5,000          314,857
                                                                        -----------      -----------      -----------

           Net cash from (used in) financing activities                    (615,926)      (3,150,294)       7,500,838
                                                                        -----------      ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        238,386         (314,108)         258,706

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                        692,002        1,006,110          747,404
                                                                        -----------      -----------      -----------
   End of year                                                          $   930,388      $   692,002      $ 1,006,110
                                                                        ===========      ===========      ===========


SUPPLEMENTAL INFORMATION (Note 13)


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


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

      GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations, is amortized on a straight-line basis over 25 to 40 years and is stated net of accumulated amortization of $3,276,953 and $2,669,747 at September 30, 2000 and 1999, respectively.
      Management continues to review the carrying values of goodwill for recoverability using estimated future cash flows of related operations.

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

      BASIC EARNINGS PER SHARE is based on the weighted average number of common voting and nonvoting shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 122,927, 55,943 and 98,086 shares in fiscal 2000, 1999 and 1998, respectively.

      RECLASSIFICATIONS of certain 1998 and 1999 amounts have been made to conform to the 2000 presentation.

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

      This acquisition was accounted for under the purchase method. The results of the acquired operations are included in the consolidated financial statements from the acquisition date. The unaudited consolidated results of operations on a pro forma basis as though Foremost were acquired and the related common shares were issued as of the beginning of the Company's fiscal year 1998 is as follows:

        Net sales                                              $   77,702,435
                                                               ==============
        Income before extraordinary item                       $      401,070
                                                               ==============
        Net income                                             $      338,839
                                                               ==============
        Earnings per share:
           Income before extraordinary item:
              Basic                                            $          .09
                                                               ==============
              Diluted                                          $          .09
                                                               ==============
           Net income:
              Basic                                            $          .08
                                                               ==============
              Diluted                                          $          .08
                                                               ==============
        Weighted average common shares outstanding:
           Basic                                                    4,421,922
                                                               ==============
           Diluted                                                  4,520,000
                                                               ==============

3.    ACCOUNTS RECEIVABLE

      Accounts receivable are stated net of allowances for doubtful accounts of $661,530 and $339,630 at September 30, 2000 and 1999, respectively. Amounts due from two customers represent 49% and 45% of total accounts receivable at September 30, 2000 and 1999, respectively. Accounts receivable at September 30, 2000 and 1999, include $1.8 million for the cost of equipment to be reimbursed by one of these customers.

4.    INVENTORIES

      Inventories at September 30 consist of the following:

                                                2000               1999
        Raw materials                        $  4,485,263      $  4,670,120
        Finished goods                          3,427,219         3,578,756
                                             ------------      ------------

        Total inventories                    $  7,912,482      $  8,248,876
                                             ============      ============

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30 consist of the following:

                                                                                       2000                 1999

        Land and land improvements                                                 $     517,928        $     517,928
        Buildings                                                                      8,232,844            6,942,036
        Leasehold improvements                                                         1,555,615            1,433,497
        Machinery and equipment                                                       18,790,803           17,357,747
        Computer equipment and software                                                4,607,865            4,052,167
        Furniture and fixtures                                                           885,334              690,748
        Vehicles                                                                          78,280               97,255
                                                                                   -------------        -------------

                                                                                      34,668,669           31,091,378

        Less accumulated depreciation and amortization                                16,833,108           14,678,060
                                                                                   -------------        -------------

        Net depreciated value                                                         17,835,561           16,413,318

        Construction in progress                                                       2,347,277              223,438
                                                                                   -------------        -------------


        Property, plant and equipment - net                                        $  20,182,838        $  16,636,756
                                                                                   =============        =============


      Gains on asset sales in fiscal 1999 include $699,000 realized from the sale of equipment and inventory related to the Away-From-Home ("AFH") product line (see Note 14) and $349,000 from the sale of other equipment, primarily in the Green Bay facility.

6.    OTHER ASSETS

      Other assets at September 30 consist of the following:

                                                                                        2000                 1999
        Loan origination and other fees                                             $    424,323         $    372,281
        Less accumulated amortization                                                    231,344              110,110
                                                                                    ------------         ------------

        Subtotal                                                                         192,979              262,171

        Note receivable bearing interest at 7% to 10%, due in
           variable monthly installments through 2005                                     55,601               10,495
        Prepaid rent on leased equipment                                                 362,440
        Deposits on equipment to be acquired and other                                   127,391            1,024,253
        Advances to certain directors and former owners                                  172,005              296,174
        Maintenance contract                                                              21,079
        Cash value of life insurance                                                       8,316                8,316
                                                                                    ------------         ------------

        Other assets - net                                                          $    939,811         $  1,601,409
                                                                                    ============         ============

7.     LONG-TERM DEBT

       Long-term debt at September 30 consists of the following:

                                                                                            2000                   1999

       Note payable to bank, collateralized by substantially all assets of the
       Company, bearing a variable interest of 7.93% and 6.74% at September 30,
       2000 and 1999, respectively, fixed at 7.12% under an interest rate swap arrangement discussed below, installments are due quarterly at $380,358,
       with final payment due on August 1, 2005                                         $   5,107,136         $   6,628,568

       Notes payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $12 million, reduced by outstanding letters of credit - see Note 9), collateralized by substantially all assets of the Company, bearing interest at a combination of 100 basis points over LIBOR or .75% below the bank's reference rate (effective rate of 8.08% and 6.99% at September 30, 2000 and 1999, respectively),
       payable quarterly, due on June 1, 2002                                               6,500,000             6,020,000

       Variable rate (5.75% and 3.95% at September 30, 2000 and 1999, respectively) note payable underlying Industrial Development Revenue
       Bonds, collateralized by substantially all assets of the Company, due in annual installments of $250,000 beginning 2000 through 2006, interest
       payable monthly                                                                      1,500,000             1,750,000

       Capital lease obligation, payable in monthly installments
       through 2000                                                                                                 131,003
                                                                                        -------------         -------------

       Total                                                                               13,107,136            14,529,571

       Less current portion                                                                 1,771,432             1,902,435
                                                                                        -------------         -------------

       Long-term debt - less current portion                                            $  11,335,704         $  12,627,136
                                                                                        =============         =============

       Long-term debt - less current portion matures as follows:

        2002                                                                                                  $   8,271,432
        2003                                                                                                      1,771,432
        2004                                                                                                        792,840
        2005                                                                                                        250,000
        2006                                                                                                        250,000
                                                                                                              -------------

        Total                                                                                                 $  11,335,704
                                                                                                              =============

      In connection with term debt, the Company paid $94,000 in 1998 to its former lender to exit the prior credit agreement, principally in the form of prepayment penalties on the early repayment of term debt. These costs are reflected as an extraordinary item in the consolidated statements of income. With the refinancing, the Company entered into an interest rate swap agreement, as a hedge under which the interest rate on the term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. The fair value of this swap agreement is estimated to be a net receivable position of $61,000 and $45,000 at September 30, 2000 and 1999, respectively.

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

8.    INCOME TAXES

      The tax effects of significant items composing the Company's net deferred tax liability as of September 30 are as follows:

                                                                                        2000                 1999
        Current deferred tax asset:
           Valuation allowances for accounts receivable and inventories,
              not currently deductible                                              $     569,298        $     227,068
           Inventory costs capitalized for tax purposes                                    28,399               29,064
           Vacation and severance accruals, not currently deductible                       64,711               64,711
           Other accruals, not currently deductible                                        65,659               60,640
           Other                                                                           68,107               65,613
                                                                                    -------------        -------------

        Total                                                                             796,174              447,096

        Noncurrent deferred tax liability:
           Accelerated tax depreciation on property and equipment                      (1,753,675)          (1,571,859)
           Accelerated tax amortization of goodwill                                      (868,640)            (734,206)
           Other                                                                          120,092               57,194
                                                                                    -------------        -------------

        Total                                                                          (2,502,223)          (2,248,871)
                                                                                    -------------        -------------

        Net deferred tax liability                                                  $  (1,706,049)       $  (1,801,775)
                                                                                    =============        =============

      The resulting components of income tax expense (benefit) are as follows:


                                                                            2000             1999            1998
        Current tax expense:
           Federal                                                       $   561,766     $  1,213,557      $   301,474
           State                                                              27,385           75,859           22,341
                                                                         -----------     ------------      -----------

        Total                                                                589,151        1,289,416          323,815

        Deferred tax expense (benefit):
           Federal                                                           (89,599)         480,011          119,210
           State                                                              (6,127)          32,789            8,765
                                                                         -----------     ------------      -----------

        Total                                                                (95,726)         512,800          127,975
                                                                         -----------     ------------      -----------

        Income tax expense                                               $   493,425     $  1,802,216      $   451,790
                                                                         ===========     ============      ===========


      Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

                                                                           2000              1999             1998

        Federal income taxes computed at statutory rates                $    346,850     $  1,625,382     $    286,937
        State income taxes, net of federal tax benefit                        14,030           71,708           20,530
        Certain goodwill amortization and other
           nondeductibles                                                    161,329          157,641          114,182
        Other                                                                (28,784)         (52,515)          30,141
                                                                        ------------     -------------    ------------

        Income tax expense                                              $    493,425     $  1,802,216     $    451,790
                                                                        ============     ============     ============


9.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in 2003, is classified as an operating lease and requires monthly rental payments of $9,255. The Company has the option of renewing the lease for a three-year period with rental amounts renegotiated. Rental expense for the lease totaled $111,060 annually for fiscal 2000, 1999 and 1998.

      The Company entered into an agreement with a third party to construct and lease a 62,000-square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. The five-year agreement is an operating lease with rental payments of $11,489 per month. The Company has three contiguous options to renew the lease for successive five-year terms beginning at the end of the fifth year. The Company also has the option of purchasing the building for $1,100,000. If the purchase and renewal options are not exercised, the Company may be required to pay the lessor a residual amount of up to $900,000, depending upon the extent, if any, that the facility's value has diminished during the lease term. A portion of the scheduled lease payments is placed in escrow and is included in restricted cash of $31,717 and $20,050 at September 30, 2000 and 1999, respectively. The Company has a standby letter of credit with its bank for the payment of the future lease obligations.

      The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in November 2000 and February 2003. The equipment leases expire on varying dates over the next five years.

      Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2000, are as follows:

        2001                                             $  1,560,117
        2002                                                2,253,035
        2003                                                  853,581
        2004                                                  505,549
        2005                                                  470,681
                                                         ------------

        Total                                            $  5,642,963
                                                         ============

      Net rental expense for all operating leases totaled $1,675,915, $1,270,833 and $1,123,912 for fiscal 2000, 1999 and 1998, respectively. The Company charges its customers for storage, which is netted against rental expense.

      COMMERCIAL LETTERS OF CREDIT - The Company has outstanding commercial import letters of credit of $105,067 and $0 as of September 30, 2000 and 1999, respectively. These letters of credit collateralize the Company's obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $644,933 and $750,000 available at September 30, 2000 and 1999, respectively.

      LITIGATION - The Company is subject to lawsuits, investigation and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

10.   PROFIT SHARING PLANS

      The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of employees' contributions. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan totaled $201,131, $268,657 and $209,215 for fiscal 2000, 1999 and 1998, respectively.

11.   STOCKHOLDERS' EQUITY

      NONVOTING COMMON STOCK AND PREFERRED STOCK - Each record holder of nonvoting common stock was entitled at any time to convert any or all of such shares into the same number of shares of voting common stock. During fiscal 1999, the holders of all 709,870 shares of nonvoting common stock exercised their right to convert the shares to voting common stock. At September 30, 2000, the Company has authorized and unissued 2,000,000 shares of $.01 par value nonvoting common stock and 1,000,000 shares of $.01 par value preferred stock.

      STOCK COMPENSATION ARRANGEMENTS - The Non-Qualified Stock Option Plan currently reserves 650,000 shares of common stock for grants to selected employees through April 30, 2002, and provides that the price and exercise period be determined by the board of directors. Options vest primarily over three years and expire five years from date of grant. During fiscal 2000, 1999 and 1998, options to purchase 200,000, 70,000 and 86,000 shares, respectively, of voting common stock were granted.

      The Non-Employee Director Stock Option Plan for nonemployee members of the board of directors reserves 200,000 shares of common stock for grants through March 2004 and provides that the purchase price be fair market value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal 2000, 1999 and 1998, options to purchase 15,000, 8,000 and 12,000 shares, respectively, of voting common stock were granted.

      The following information summarizes the shares subject to options:

                                                                                                        WEIGHTED AVERAGE EXERCISE
                                                                          NUMBER OF SHARES                   PRICE PER SHARE
                                                                 ----------------------------------   -----------------------------
                                                                    2000        1999        1998         2000       1999      1998
        Options outstanding, beginning of year                     445,306     412,441     364,127      $6.63      $6.69    $ 6.01

        Granted                                                    215,000      78,000      98,000       8.91       6.92      9.62

        Exercised                                                 (176,401)     (2,525)    (37,396)      5.15       4.65      6.50

        Terminated                                                  (7,100)    (42,610)    (12,290)      8.55       7.41     10.07
                                                                  --------    --------    --------

        Options outstanding, end of year                           476,805     445,306     412,441       8.20       6.63      6.69
                                                                  ========     =======    ========

        Options exercisable, end of year                           281,138     311,639     261,332       7.74       6.14      5.89
                                                                  ========    ========    ========

        Reserved for future options at September 30, 2000          373,195
                                                                  ========

      The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2000:


                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ------------------------------------------      ------------------------
                                          WEIGHTED
                                           AVERAGE        WEIGHTED                      WEIGHTED
            RANGE OF                      REMAINING        AVERAGE                       AVERAGE
            EXERCISE      NUMBER OF      CONTRACTUAL      EXERCISE        NUMBER OF     EXERCISE
             PRICES        SHARES           LIFE            PRICE          SHARES        PRICE
         $4.50 - 7.00      174,405        2.5 years         $6.78          153,738        $6.75
          7.00 - 10.00     302,400        4.4 years          8.98          127,400         8.94
                           -------                                         -------

         4.50 - 10.00      476,805        3.7 years          8.18          281,138         7.74
                           =======                                         =======

      The Company applies APB No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the option exercise price. SFAS No. 123 prescribes a method to record compensation cost at the fair value of the options granted. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in fiscal 2000, 1999 and 1998 are presented below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                                                   2000           1999            1998
        Net income:
           As reported                           $526,717    $  2,978,319       $329,910
           Pro forma                              248,235       2,807,000        129,000

        Basic earnings per share:
           As reported                                .12             .67            .07
           Pro forma                                  .06             .63            .03

        Diluted earnings per share:
           As reported                                .11             .67            .07
           Pro forma                                  .05             .63            .03


      In the pro forma calculations, the weighted average fair value of options granted during 2000, 1999 and 1998 was estimated at $3.55, $3.18 and $4.40 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates of 5% for all years; dividend yield of 0.0% for all years; expected lives of four to five years; and expected volatility of 50% for all years, based on the historical weekly trading ranges of the Company's stock since its initial public offering in January 1994.

      The Company sold shares to management employees under various stock purchase agreements, which included 16,937 shares at $4.80 to $6.75 per share in 1996. The purchases are financed by the Company through notes with the employees at 5% interest payable annually.

      In 2000, the Company received notes from various employees to facilitate the exercise of employee stock options. The notes receivable with recourse bear interest at 8.5% interest payable annually. All notes receivable outstanding at September 30, 2000, are due to be repaid in 2001. The outstanding balances of $196,679 and $95,195 at September 30, 2000 and 1999, respectively, are presented as a reduction of stockholders' equity.

12.   RELATED-PARTY TRANSACTIONS

      The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $357,353, $251,161 and $236,440 for fiscal 2000, 1999 and 1998, respectively.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

      The following is provided as supplemental information to the consolidated statements of cash flows:

                                                                         2000               1999             1998

        Interest paid                                                  $   965,823       $ 1,125,346      $ 1,098,538
                                                                       ===========       ===========      ===========

        Income taxes paid                                              $ 1,324,596       $ 1,178,782      $   927,431
                                                                       ===========       ===========      ===========

        Noncash investing and financing activities:
           Issuance of common stock - Foremost acquisition             $                 $        --      $   250,000
                                                                       ===========       ===========      ===========

           Conversion of nonvoting to voting common stock              $                 $     7,099      $        --
                                                                       ===========       ===========      ===========

           Purchase of treasury stock by reduction in
              stockholder notes receivable                             $        --       $        --      $   160,962
                                                                       ===========       ===========      ===========


14.   MAJOR CUSTOMER AND SEGMENT INFORMATION

      In fiscal 2000, the Company had two significant customers that accounted for approximately 20% and 12% of total sales. In fiscal 1999, each accounted for approximately 10% of total sales. Both customers are Fortune 500 companies, one of which was related to the Contract Manufacturing sector, and the other was primarily concentrated in the Paint Sundries sector. No customers accounted for greater than 10% of sales in fiscal 1998.

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


                                      CONTRACT      BUSINESS        PAINT        AWAY
              FISCAL 2000           MANUFACTURING   IMAGING        SUNDRIES     FROM HOME    INTERSECTOR  CONSOLIDATED

        Net sales                    $34,242,390   $25,899,580   $18,810,298    $            $        --   $78,952,268

        Gross profit                   7,136,712     2,923,252       850,866                                10,910,830

        Operating income (loss)        5,795,483     1,229,916    (2,237,357)                 (2,829,211)    1,958,831

        Assets:
           Inventories                   884,335     3,764,341     3,263,806                                 7,912,482
           Property, plant and
              equipment - net          9,917,431     6,526,344       827,470                   2,911,593    20,182,838
           Accounts receivable
              and other (including
              goodwill)                                                                       34,037,828    34,037,828
                                     -----------   -----------   -----------    --------     -----------   -----------

           Total assets              $10,801,766   $10,290,685   $ 4,091,276    $            $36,949,421   $62,133,148
                                     ===========   ===========   ===========    ========     ===========   ===========

                                      CONTRACT     BUSINESS          PAINT        AWAY
              FISCAL 1999           MANUFACTURING   IMAGING        SUNDRIES     FROM HOME    INTERSECTOR  CONSOLIDATED
        Net sales                   $25,987,095   $24,965,919   $20,955,389    $4,422,160            --    $76,330,563

        Gross profit                  6,393,221     3,499,667     2,781,787       431,603                   13,106,278

        Operating income (loss)       5,636,946     1,272,918       195,474       429,979   $(1,708,641)     5,826,676

        Assets:
           Inventories                1,013,403     3,781,685     3,453,788                                  8,248,876
           Property, plant and
              equipment - net         7,167,498     7,076,601       644,440                    1,748,217    16,636,756
           Accounts receivable and
              other (including
              goodwill)                                                                       34,195,157    34,195,157
                                    -----------   -----------   -----------    ----------   ------------   -----------

           Total assets             $ 8,180,901   $10,858,286   $ 4,098,228    $       --   $ 35,943,374   $59,080,789
                                    ===========   ===========   ===========    ==========   ============   ===========


      In fiscal 2000, the Company announced its intent and began to consolidate the Paint Sundries operations in Manning, South Carolina, and has accrued at September 30, 2000, the estimated asset write-downs and other costs of approximately $831,000 to close its St. Louis facility and move the related inventory, equipment and personnel to Manning.

                                     ******

                               INDEX TO EXHIBITS


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

       10.3                 Loan Agreement, dated May 1, 1992, between the
                            Village of Ashwaubenon, Wisconsin, and the Company.
                            (1) (Exhibit 10.11)

       10.4                 1992 Non-Qualified Stock Option Plan (1) (Exhibit
                            10.12)

       10.5 Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)

       10.6                 1993 Non-Employee Director Stock Option Plan. (2)
                            (Exhibit 10.19)

       10.7 Amended Employment Agreement with Greg Wilemon, dated September 18, 1995. (4) (Exhibit 10.11)

       10.8                 Lease Agreement, dated as of March 1, 1995, between
                            Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (4) (Exhibit 10.13)

       10.9                 Lease Agreement dated as of April 1, 1996, between
                            Bero, Garland, Gebhardt and McClure, a Wisconsin partnership, and Tufco. (3) (Exhibit 10.15)

       10.10                Employment Agreement with Louis LeCalsey, III dated
                            September 19, 1996. (5) (Exhibit 10.18)

       10.11                Credit Agreement among Tufco L.P. as Borrower, the
                            Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998. (4)

       10.12                ISDA Master Agreement and Schedule to the Master
                            Agreement dated as of July 30, 1998 between First
                            Union National Bank and Tufco, L.P. (5)

       10.13                First Amendment to Credit Agreement. (5)

       10.14                Second Amendment to Credit Agreement. (6)

       21.1                 Subsidiaries of the Company. (5)

       27.1*                Financial Data Schedule

       99.1*                Employee Stock Purchase Agreement executed by Greg
                            Wilemon in favor of the company dated September 30, 2000. (Exhibit 99.1)


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

       (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

       (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

       (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

       (6) Incorporated by reference to the Company's Annual Report of Form 10-Q for the period ended June 30, 2000.