Form 10-Q
period 2000-12-31
TUFCO TECHNOLOGIES INC
filed 2001-02-14
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

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

     Yes  X   No
         ---     ---

     Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at February 9, 2001
             -----                               -------------------------------

Common Stock, par value $0.01 per share                    4,684,519

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                           Number
                                                                           ------

PART I:  CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 2000 (Unaudited) and September 30, 2000                 3

         Condensed Consolidated Statements of Operations for the three
         months ended December 31, 2000 and 1999 (Unaudited)                  4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended December 31, 2000 and 1999 (Unaudited)                  5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


PART II: OTHER INFORMATION                                                   12

SIGNATURES                                                                   13

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31,        September 30,
                                                                               2000                2000
                                                                           ------------        -------------
                               Assets                                      (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents .......................................       $  1,834,347        $    930,388
   Restricted cash .................................................             11,891              31,717
   Accounts receivable, net ........................................         12,126,657          12,697,187
   Inventories .....................................................          9,075,940           7,912,482
   Prepaid expenses and other current assets .......................            849,278             740,383
   Income taxes receivable .........................................          1,000,335             560,444
   Deferred income taxes ...........................................            796,174             796,174
                                                                           ------------        ------------
         Total current assets ......................................         25,694,622          23,668,775


PROPERTY, PLANT AND EQUIPMENT-Net ..................................         20,310,324          20,182,838
GOODWILL -Net ......................................................         17,192,596          17,341,724
OTHER ASSETS- Net ..................................................            896,386             939,811
                                                                           ------------        ------------
TOTAL ..............................................................       $ 64,093,928        $ 62,133,148
                                                                           ============        ============

                 Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ...............................       $  1,771,432        $  1,771,432
   Accounts payable ................................................          9,188,862           6,964,711
   Accrued payroll, vacation and payroll taxes .....................          1,333,940           1,544,867
   Other current liabilities .......................................          1,333,087           1,435,450
                                                                           ------------        ------------
         Total current liabilities .................................         13,627,321          11,716,460

LONG-TERM DEBT- Less current portion ...............................         12,205,346          11,335,704
DEFERRED INCOME TAXES ..............................................          2,502,223           2,502,223


STOCKHOLDERS' EQUITY:
   Voting Common Stock; $.01 par value; 9,000,000 shares authorized;
       4,684,519 and 4,675,019 shares issued, respectively .........             46,845              46,750
   Additional paid-in capital ......................................         24,943,276          24,879,246
   Retained earnings ...............................................         11,474,446          12,383,489
   Treasury stock at cost, 78,497 voting common shares .............           (534,045)           (534,045)
   Stock purchase plan notes .......................................           (171,484)           (196,679)
                                                                           ------------        ------------
        Total stockholders' equity .................................         35,759,038          36,578,761
                                                                           ------------        ------------
   TOTAL ...........................................................       $ 64,093,928        $ 62,133,148
                                                                           ============        ============

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            December 31,
                                                   --------------------------------
                                                       2000                1999
                                                   ------------        ------------

NET SALES ..................................       $ 16,769,992        $ 20,700,816

COST OF SALES ..............................         16,241,562          17,047,102
                                                   ------------        ------------
GROSS PROFIT ...............................            528,430           3,653,714

OPERATING EXPENSES:

Selling, general and administrative ........          1,548,321           1,872,081

Amortization and other post-
   acquisition expenses ....................            262,003             245,019

(Gain) loss on asset sales .................           (139,310)           (295,428)
                                                   ------------        ------------
OPERATING INCOME(loss) .....................         (1,142,584)          1,832,042

OTHER INCOME (EXPENSE):

   Interest expense ........................           (236,395)           (239,695)

   Interest and other income (expense) .....             29,784             (42,432)
                                                   ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES ..........         (1,349,195)          1,549,915

INCOME TAX EXPENSE (benefit) ...............           (440,152)            573,508
                                                   ------------        ------------
NET INCOME (loss) ..........................       $   (909,043)       $    976,407
                                                   ============        ============

EARNINGS (LOSS) PER SHARE:
    Basic ..................................       $      (0.20)       $       0.22
    Diluted ................................       $      (0.20)       $       0.21

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ..................................          4,603,189           4,422,121
    Diluted ................................          4,603,189           4,570,676

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            December 31,
                                                                    ------------------------------
                                                                       2000               1999
                                                                    -----------        -----------

OPERATING ACTIVITIES:
   Net Income (loss) .............................................  $  (909,043)       $   976,407
   Noncash items in net income (loss):

         Depreciation and amortization ...........................      905,858            867,833
         Provision for bad debts .................................           (1)            (4,007)
         Gains on asset sales ....................................     (139,310)          (295,428)
   Changes in operating working capital:
      Accounts receivable ........................................      570,531         (1,543,349)
      Inventories ................................................   (1,163,458)          (807,608)
      Prepaid expenses and other assets ..........................      (64,450)           (69,671)
      Accounts payable ...........................................    2,224,151          1,763,980
      Accrued and other current liabilities ......................     (313,290)          (555,837)
      Income taxes payable/receivable ............................     (439,891)           401,921
                                                                    -----------        -----------
    Net cash from operations .....................................      671,097            734,241

INVESTING ACTIVITIES:
   Additions to property, plant and equipment ....................     (893,482)        (1,433,205)
   Proceeds from disposition of property, plant and equipment.....      158,000            567,501
   Decrease (increase) in advances to stockholders ...............      (10,445)           130,305
   Decrease in restricted cash ...................................       19,826             20,050
                                                                    -----------        -----------
   Net cash used in investing activities .........................     (726,101)          (715,349)

FINANCING ACTIVITIES:
   Issuance of long-term debt ....................................      869,642            161,384
   Decrease in stock purchase plan notes .........................       25,195                 --
   Issuance of common stock ......................................       64,126             36,300
                                                                    -----------        -----------
   Net cash from financing activities ............................      958,963            197,684
                                                                    -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................      903,959            216,576

CASH AND CASH EQUIVALENTS:
  Beginning of period ............................................      930,388            692,002
                                                                    -----------        -----------
  End of period ..................................................  $ 1,834,347        $   908,578
                                                                    ===========        ===========

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year-end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 2000 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 22, 2000. Operating results for the three-month period are not necessarily indicative of results expected for the remainder of the year.

2.   INVENTORIES

     Inventories consist of the following:

                            December 31,     September 30,
                                2000             2000
                            ------------     -------------

Raw materials ........       $5,729,630       $4,485,263
Finished goods .......        3,346,310        3,427,219
                             ----------       ----------
Total inventories ....       $9,075,940       $7,912,482
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

THREE MONTHS ENDED               CONTRACT          BUSINESS           PAINT
DECEMBER 31, 2000              MANUFACTURING       IMAGING           SUNDRIES        INTERSECTOR       CONSOLIDATED

Net Sales                      $  7,120,175      $  5,201,469      $  4,448,348      $         --      $ 16,769,992

Gross Profit (loss)                (203,774)          387,131           345,073                --           528,430

Operating Income (loss)            (620,302)          (34,175)         (172,184)         (315,923)       (1,142,584)

Assets:
    Inventories                   1,544,744         4,565,600         2,965,596                --         9,075,940
    Property, plant and
      equipment-net               9,855,777         6,268,610         1,302,878         2,883,059        20,310,324
    Accounts receivable
      and other
      (including goodwill)                                                             34,707,664        34,707,664
                               ------------      ------------      ------------      ------------      ------------
  Total assets                 $ 11,400,521      $ 10,834,210      $  4,268,474      $ 37,590,723      $ 64,093,928
                               ============      ============      ============      ============      ============

THREE MONTHS ENDED             CONTRACT         BUSINESS          PAINT
DECEMBER  31, 1999           MANUFACTURING      IMAGING          SUNDRIES        INTERSECTOR       CONSOLIDATED

Net Sales                    $  9,981,947     $  6,300,638     $  4,418,231      $         --      $ 20,700,816

Gross Profit                    2,648,482          553,515          451,717                --         3,653,714

Operating Income (loss)         2,128,208          142,422         (128,809)         (309,779)        1,832,042

Assets:
    Inventories                   794,943        5,025,786        3,235,755                --         9,056,484
    Property, plant and
      equipment-net             6,735,836        7,108,085          651,050         2,635,947        17,130,918
    Accounts receivable
      and other
    (including goodwill)                                                           35,677,542        35,677,542
                             ------------     ------------     ------------      ------------      ------------
  Total assets               $  7,530,779     $ 12,133,871     $  3,886,805      $ 38,313,489      $ 61,864,944
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):

                                 Three Months Ended
                                     December 31,
                               -----------------------   Period-to-Period Change
                                 2000           1999            $          %
                               --------       --------       ------       ---

Net Sales                      $ 16,770       $ 20,701       (3,931)     -19

Gross Profit                        528          3,654       (3,126)     -86
                                    3.1%          17.7%

Operating Expenses                1,671          1,822         (151)     -8
                                   10.0%           8.8%

Operating Income  (loss)         (1,143)         1,832       (2,975)     -162
                                   -6.8%           8.8%

Interest Expense                    236            240           (4)     -2
                                    1.4%           1.2%

Net Income (loss)              $   (909)      $    976       (1,885)     -193
                                   -5.4%           4.7%

     The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                        Three Months Ended
                                                           December 31,
                                        -------------------------------------------------
                                                 2000                       1999
                                        ----------------------     ----------------------
                                                         % of                       % of       Period-to-Period Change
                                         Amount          Total      Amount          Total         $             %
                                        --------         -----     --------         -----      -------         ----
         Net Sales
Contract manufacturing and printing     $  7,120           42%     $  9,982           48%       -2,862          -29%
Business imaging paper products            5,202           31         6,301           31        -1,099          -17
Paint sundry products                      4,448           27         4,418           21            30            1
                                        --------          ---      --------          ---       -------          ---
Net sales                               $ 16,770          100%     $ 20,701          100%      $-3,931          -19%
                                        ========          ===      ========          ===       =======          ===
                                                         Margin                     Margin   Period-to-Period Change
                                         Amount            %        Amount             %          $            %
                                        --------         ------    --------         ------     -------        -----
      Gross Profit (loss)
Contract manufacturing and printing     $   (204)          -3%     $  2,648           27%       -2,852         -108%
Business imaging paper products              387            7           554            9          -167          -30
Paint sundry products                        345            8           452           10          -107          -24
                                        --------          ---      --------          ---       -------        -----
Gross profit                            $    528            3%     $  3,654           18%      $-3,126          -86%
                                        ========          ===      ========          ===       =======        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

NET SALES:

Net sales decreased $3.9 million (19%) to $16.8 million due primarily to lower sales of Contract Manufacturing services (down $2.9 million or 29%). During the first quarter of fiscal 2000, the Company was in the commercial operating stage of a large manufacturing project for a Fortune 500 customer. During the commercial operating stage of a manufacturing agreement, the Company is generally able to produce at relatively high levels of efficiency, thereby generating higher sales volumes at targeted profit margins. By contrast, the Company had no projects in commercial operation during the first quarter of fiscal 2001. Instead, the Company incurred relatively high costs for training, staffing and qualifying two new manufacturing lines which will enter commercial operations in the second quarter of fiscal 2001. Management believes that the two new projects for the Fortune 500 customer will have combined sales in excess of the single agreement of a year ago, and that the project life cycle for each agreement will be at least two years. Both of these assumptions are based on information provided by the customer, and the ultimate length of the agreements and the magnitude of Tufco sales volumes will depend on consumer demand for the products. Sales to this customer totaled $2.9 million for the first quarter of fiscal 2001, down from $6.3 million one year ago. The remaining decline in sales occurred in the Business Imaging sector (down $1.1 million or 17%) due to a sharp decrease in sales to the sector's largest customer as that company was in a transitional ownership situation during the quarter. This customer resumed ordering from Tufco in January of 2001.

GROSS PROFIT:

Gross profit decreased $3.1 million (86%) due primarily to the high start-up cost of the two new projects in the Contract Manufacturing sector. During the first quarter of fiscal 2000, the Contract Manufacturing sector generated a gross profit margin of 27%, indicative of the targeted profitability of a contract in the commercial operating phase. Based on current volume projections for the two agreements entering commercial operation, management has forecasted that gross profit margins for Contract Manufacturing services will exceed 20% by the end of the third quarter. Gross profit in the Business Imaging sector declined $0.2 million due to lower sales to its largest customer. Gross profit in the Paint Sundry sector declined $0.1 million due to costs incurred to launch a new product line sold to the country's largest chain of home improvement centers. Sales of this new line of paper-poly drop cloths are projected to exceed $1.7 million in fiscal 2001, generating gross profit margins in excess of 18%.

OPERATING EXPENSES:

Operating expenses declined $0.2 million or (8%) due to headcount reductions in the Business Imaging sector.

OPERATING INCOME:

The Company reported an operating loss of $1.1 million for the quarter, compared to income of $1.8 million one year ago. The decline was primarily the result of lower sales and higher costs in the Contract Manufacturing sector, resulting in a $2.9 million decline in sector gross profit.

INTEREST EXPENSE:

Interest expense was relatively unchanged versus one year ago as Company management was able to offset higher interest rates by decreasing the Company's average outstanding debt during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET INCOME AND EARNINGS PER SHARE:

The Company reported a net loss of $0.9 million (per share: $0.20-basic and diluted) versus net income of $1.0 million (per share: $0.22 basic; $0.21 diluted) for the same period one year ago. The decline was due to lower sales and higher costs in the Contract Manufacturing sector.

LIQUIDITY AND CAPITAL RESOURCES:

For the first quarter of fiscal 2001, the Company generated $0.7 million in cash from operations. The net loss, after adjustment for non-cash items, was $0.1 million for the quarter as the Company incurred high costs associated with the start-up of two new manufacturing operations in its Contract Manufacturing sector. Additionally, the Company invested $1.2 million in increased inventory levels, primarily associated with raw materials associated with the start-up of one of the new manufacturing agreements. Offsetting these uses of cash, the Company generated $0.6 million in cash flow due to the collection of accounts receivable and $2.2 million due to increases in accounts payable associated with extended terms on equipment purchased for the two new production lines. The customer has an obligation to reimburse the Company for equipment purchased on its behalf, and the offsetting amounts are recorded in accounts receivable.

Net cash used in investing activities was $0.7 million for the first quarter of fiscal 2001 resulting from construction in progress on the expansion of the Company's Paint Sundry facility in Manning, South Carolina.

Net cash from financing activities was $1.0 million for the first quarter of fiscal 2001 due primarily to increased borrowings during the last month of the quarter.

As of February 5, 2001, the Company had approximately $3.8 million available under its revolving credit line. According to the terms of its credit facility with its lenders, the Company is required to maintain certain financial and operational covenants. During the first quarter of fiscal 2001, the Company was in violation of a covenant requiring certain levels of cash flow (as defined in the agreement) compared to required fixed charges. The Company requested, and the Banks granted, a waiver from this required covenant for the first and second quarter of fiscal 2001. Management believes that the Company will be in compliance with all covenants by the end of the third quarter of fiscal 2001.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

FORWARD LOOKING STATEMENTS:

Management's discussion of the Company's 2001 quarterly periods in comparison to 2000, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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


                               TUFCO TECHNOLOGIES, INC.





Date: February 9, 2001         /s/ Louis LeCalsey, III
                               -------------------------------------------------
                               Louis LeCalsey, III
                               Chief Executive Officer


Date: February 9, 2001         /s/ Greg Wilemon
                               -------------------------------------------------
                               Greg Wilemon
                               Chief Financial Officer/Chief Operating Officer,
                               Secretary, Treasurer and Vice President - Finance