Form 10-Q
period 2001-03-31
TUFCO TECHNOLOGIES INC
filed 2001-05-15
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2001
                                                 --------------


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

                                  (972)789-1079
                      --------------------------------------
                     (Telephone Number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X       No
             ---         ---

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.


               Class                                 Outstanding at May 10, 2001
---------------------------------------              ---------------------------
Common Stock, par value $0.01 per share                        4,684,519

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

         PART I:  CONDENSED FINANCIAL INFORMATION


         Item 1.  Condensed Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           March 31, 2001 (Unaudited) and September 30, 2000                              3

                           Condensed Consolidated Statements of Operations for the three
                           months and six months ended March 31, 2001 and 2000 (Unaudited)                4

                           Condensed Consolidated Statements of Cash Flows for the
                           six months ended March 31, 2001 and 2000 (Unaudited)                           5

                           Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             14

         PART II: OTHER INFORMATION                                                                      15

         SIGNATURES                                                                                      16

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           March 31,       September 30,
                                                                             2001              2000
                                                                         ------------      ------------
                                                                          (UNAUDITED)
                                             Assets

CURRENT ASSETS:
   Cash and cash equivalents .......................................     $  1,308,124      $    930,388
   Restricted cash .................................................           30,752            31,717
   Accounts receivable, net ........................................       12,813,404        12,697,187
   Inventories .....................................................       10,769,481         7,912,482
   Prepaid expenses and other current assets .......................          842,050           740,383
   Deferred income taxes ...........................................          796,174           796,174
   Income taxes receivable .........................................          533,026           560,444
                                                                         ------------      ------------

         Total current assets ......................................       27,093,011        23,668,775


PROPERTY, PLANT AND EQUIPMENT-Net ..................................       19,928,783        20,182,838
GOODWILL -Net ......................................................       17,043,468        17,341,724
OTHER ASSETS- Net ..................................................          834,457           939,811
                                                                         ------------      ------------

TOTAL ..............................................................     $ 64,899,719      $ 62,133,148
                                                                         ============      ============



                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ...............................     $  1,771,432      $  1,771,432
   Accounts payable ................................................        7,257,104         6,964,711
   Accrued payroll, vacation and payroll taxes .....................        1,628,657         1,544,867
   Other current liabilities .......................................        1,387,644         1,435,450
                                                                         ------------      ------------
         Total current liabilities .................................       12,044,837        11,716,460

LONG-TERM DEBT- Less current portion ...............................       13,898,551        11,335,704
DEFERRED INCOME TAXES ..............................................        2,473,533         2,502,223


STOCKHOLDERS' EQUITY
   Voting Common Stock: $.01 par value; 9,000,000 shares authorized;
       4,684,519 and 4,498,618 shares issued, respectively .........           46,845            46,750
   Additional paid-in capital ......................................       24,943,276        24,879,246
   Retained earnings ...............................................       12,243,079        12,383,489
   Treasury stock at cost, 78,497 voting common shares .............         (534,045)         (534,045)
   Stock purchase plan notes .......................................         (171,484)         (196,679)
   Accumulated other comprehensive loss ............................          (44,873)               --
                                                                         ------------      ------------
        Total stockholders' equity .................................       36,482,798        36,578,761
                                                                         ------------      ------------
   TOTAL ...........................................................     $ 64,899,719      $ 62,133,148
                                                                         ============      ============

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         March 31,                           March 31,
                                               ------------------------------      ------------------------------
                                                   2001              2000              2001              2000
                                               ------------      ------------      ------------      ------------

NET SALES ................................     $ 21,858,024      $ 19,783,393      $ 38,628,016      $ 40,484,209

COST OF SALES ............................       18,498,652        16,366,029        34,740,214        33,413,131
                                               ------------      ------------      ------------      ------------

GROSS PROFIT .............................        3,359,372         3,417,364         3,887,802         7,071,078

OPERATING EXPENSES:

Selling, general and administrative ......        1,602,729         1,806,389         3,151,050         3,678,470

Amortization and other post-
   acquisition expenses ..................          265,505           269,391           527,508           514,410

  (Gain) loss on asset sales .............           (8,562)            6,740          (147,872)         (288,688)
                                               ------------      ------------      ------------      ------------

OPERATING INCOME .........................        1,499,700         1,334,844           357,116         3,166,886

OTHER INCOME (EXPENSE):

   Interest expense ......................         (273,813)         (265,764)         (510,208)         (505,459)

   Interest and other income (expense) ...           19,772             5,296            49,556           (37,136)
                                               ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES ........        1,245,659         1,074,376          (103,536)        2,624,291

INCOME TAX EXPENSE .......................          477,026           397,558            36,874           971,066
                                               ------------      ------------      ------------      ------------

NET (LOSS) INCOME ........................     $    768,633      $    676,818      $   (140,410)     $  1,653,225
                                               ============      ============      ============      ============

EARNINGS (LOSS) PER SHARE:
    Basic ................................     $       0.17      $       0.15      $      (0.03)     $       0.37
    Diluted ..............................     $       0.17      $       0.15      $      (0.03)     $       0.36

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ................................        4,606,022         4,428,755         4,604,605         4,425,438
    Diluted ..............................        4,616,660         4,595,843         4,604,605         4,583,259



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             SIX MONTHS ENDED
                                                                                 March 31,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ------------      ------------
OPERATING ACTIVITIES
   Net Income (loss) ............................................     $   (140,410)     $  1,653,225
   Noncash items in net income:

         Depreciation and amortization ..........................        1,854,888         1,756,056
      Provision for bad debts ...................................          (24,093)          599,597
      Gains on asset sales ......................................         (147,872)         (288,688)
   Changes in operating working capital:
      Accounts receivable .......................................          (92,124)         (363,288)
      Inventories ...............................................       (2,856,999)       (1,240,404)
      Prepaid expenses and other assets .........................           (2,670)          138,973
      Accounts payable ..........................................          292,393         1,718,508
      Accrued and other current liabilities .....................           35,984          (361,680)
      Income taxes payable/receivable............................           27,418          (342,698)
                                                                      ------------      ------------

   Net cash from (used in) operations ...........................       (1,053,485)        3,269,595

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...................       (1,303,661)       (3,124,373)
   Proceeds from disposition of property, plant and equipment ...          167,804           572,820
   (Decrease) increase in advances to shareholders ..............          (12,491)          128,259
   (Increase) decrease in restricted cash .......................              965           (11,273)
                                                                      ------------      ------------

   Net cash used in investing activities ........................       (1,147,383)       (2,434,567)

FINANCING ACTIVITIES
   Repayment of long-term debt ..................................               --          (857,605)
   Issuance of long-term debt ...................................        2,489,284                --
   Decrease in stock purchase plan notes ........................           25,195             5,000
   Issuance of common stock .....................................           64,125           706,742
                                                                      ------------      ------------

   Net cash from (used in) financing activities .................        2,578,604          (145,863)
                                                                      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................          377,736           689,165
CASH AND CASH EQUIVALENTS:
 Beginning of period ............................................          930,388           692,002
                                                                      ------------      ------------
 End of period ..................................................     $  1,308,124      $  1,381,167
                                                                      ============      ============




            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 2000 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 22, 2000. Operating results for the six-month period are not necessarily indicative of results expected for the remainder of the year.

2.       INVENTORIES

         Inventories consist of the following:


                                March 31,     September 30,
                                  2001            2000
                              -----------     ------------

Raw materials ...........     $ 5,657,672     $ 4,485,263
Finished goods ..........       5,111,809       3,427,219
                              -----------     -----------

Total inventories .......     $10,769,481     $ 7,912,482
                              ===========     ===========


 3.      COMPREHENSIVE INCOME (Loss)

         The components of comprehensive income (loss) are as follows:


                                                                       Three months        Six months
                                                                           Ended             Ended
                                                                      March 31, 2001     March 31, 2001
                                                                      --------------     --------------
Net income (loss)                                                      $    768,633      $   (140,410)

Other comprehensive income (loss), net of tax:

         Interest rate swap as hedge of future variable
         Interest on debt:

                  Cumulative effective of
                  Implementing SFAS 133                                                        39,650

                  Change in fair value                                      (84,523)          (84,523)
                                                                       ------------      ------------

         Other comprehensive (loss)                                         (84,532)          (44,873)
                                                                       ------------      ------------

Comprehensive income (loss)                                            $    684,110      $   (185,283)
                                                                       ============      ============
Comprehensive income was the same as
   net income for the 3 months and 6 months
   ended March 31, 2000.


4.       SEGMENT INFORMATION

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


THREE MONTHS ENDED            CONTRACT          BUSINESS          PAINT
 MARCH  31, 2001            MANUFACTURING       IMAGING          SUNDRIES        INTERSECTOR       CONSOLIDATED
------------------          -------------     ------------     ------------      ------------      ------------
Net Sales                    $ 11,144,538     $  5,546,168     $  5,167,318      $         --      $ 21,858,024

Gross Profit                    2,460,879          492,224          406,269                --         3,359,372

Operating Income (loss)         2,000,700          140,116         (147,779)         (493,337)        1,499,700

Assets:
    Inventories                 2,434,798        4,242,554        4,092,129                --        10,769,481
    Property, plant and
      equipment-net             9,717,586        6,086,554        1,584,848         2,539,795        19,928,783
    Accounts receivable
      and other
    (including goodwill)                                                           34,201,455       34,201,455
                             ------------     ------------     ------------      ------------      ------------
  Total assets               $ 12,152,384     $ 10,329,108     $  5,676,977      $ 36,741,250      $ 64,899,719
                             ============     ============     ============      ============      ============



THREE MONTHS ENDED            CONTRACT          BUSINESS          PAINT
 MARCH  31, 2000            MANUFACTURING       IMAGING          SUNDRIES         INTERSECTOR      CONSOLIDATED
------------------          -------------     ------------     ------------      ------------      ------------

Net Sales                    $  8,792,269     $  6,231,483     $  4,759,641      $         --      $ 19,783,393

Gross Profit                    1,843,277          936,572          637,515                --         3,417,364

Operating Income (loss)         1,320,353          577,488           (9,997)         (553,000)        1,334,844

Assets:
    Inventories                   893,452        4,870,582        3,725,246                --         9,489,280
    Property, plant and
      equipment-net             8,334,916        6,962,832          627,454         2,556,784        18,481,986
    Accounts receivable
      and other
    (including goodwill)                                                           34,202,023        34,202,023
                             ------------     ------------     ------------      ------------      ------------

  Total assets               $  9,228,368     $ 11,833,414     $  4,352,700      $ 36,758,807      $ 62,173,289
                             ============     ============     ============      ============      ============


SIX MONTHS ENDED              CONTRACT          BUSINESS          PAINT
MARCH  31, 2001             MANUFACTURING       IMAGING          SUNDRIES        INTERSECTOR       CONSOLIDATED
----------------            -------------     ------------     ------------      ------------      ------------
Net Sales                    $ 18,264,713     $ 10,747,637     $  9,615,666      $         --      $ 38,628,016

Gross Profit                    2,257,105          879,355          751,342                --         3,887,802

Operating Income (loss)         1,380,398          105,941         (319,963)         (809,260)          357,116

Assets:
    Inventories                 2,434,798        4,242,554        4,092,129                --        10,769,481
    Property, plant and
      equipment-net             9,717,586        6,086,554        1,584,848         2,539,795        19,928,783
    Accounts receivable
      and other
    (including goodwill)                                                           34,201,455        34,201,455
                             ------------     ------------     ------------      ------------      ------------
  Total assets               $ 12,152,384     $ 10,329,108     $  5,676,977      $ 36,741,250      $ 64,899,719
                             ============     ============     ============      ============      ============


SIX MONTHS ENDED               CONTRACT         BUSINESS          PAINT
MARCH  31, 2000              MANUFACTURING      IMAGING          SUNDRIES        INTERSECTOR       CONSOLIDATED
----------------             -------------    ------------     ------------      ------------      ------------
Net Sales                    $ 18,774,216     $ 12,532,121     $  9,177,872      $         --      $ 40,484,209

Gross Profit                    4,491,759        1,490,087        1,089,232                --         7,071,078

Operating Income (loss)         3,448,561          719,910         (138,806)         (862,779)        3,166,886

Assets:
    Inventories                   893,452        4,870,582        3,725,246                --         9,489,280
    Property, plant and
      equipment-net             8,334,916        6,962,832          627,454         2,556,784        18,481,986
    Accounts receivable
      and other
    (including goodwill)                                                           34,202,023        34,202,023
                             ------------     ------------     ------------      ------------      ------------
  Total assets               $  9,228,368     $ 11,833,414     $  4,352,700      $ 36,758,807      $ 62,173,289
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS: ($000s)


                        Three Months Ended          Period-to-Period        Six Months Ended        Period-to-Period
                             March 31,                   Change                March 31,                 Change
                       ---------------------                             --------------------
                        2001          2000            $          %         2001         2000         $           %
                      --------      --------        -----      -----     --------      -------     ------      ------

Net Sales             $ 21,858      $ 19,783        2,075        10      $ 38,628      $40,484     (1,856)       (5)

Gross Profit             3,359         3,417          (58)       (2)        3,888        7,071     (3,184)      (45)
                          15.4%         17.3%                                10.1%        17.5%

Operating Expenses       1,859         2,082         (223)      (11)        3,531        3,904       (374)      (10)
                           8.5%         10.5%                                 9.1%         9.6%

Operating Income         1,500         1,335          165        12           357        3,167     (2,810)      (89)
                           6.9%          6.7%                                 0.9%         7.8%

Interest Expense           274           266            8         3           510          505          5         1
                           1.3%          1.3%                                 1.3%         1.2%

Net (Loss) Income     $    769      $    677           92        14          (140)       1,653     (1,793)     (108)
                           3.5%          3.4%                                (0.4)%        4.1%

Analysis of net sales and gross profit, percentages of total net sales, and year-to-year changes in the Company's primary market sectors are as follows (dollars in thousands):


                                                     Three Months Ended
                                                         March 31,
                                        --------------------------------------------
                                                2001                    2000
                                        -------------------      -------------------
                                                     % of                     % of       Period-to-Period Change
                                         Amount      Total       Amount       Total          $            %
                                        -------     -------      -------     -------      -------      -------
         Net Sales
Contract manufacturing and printing     $11,145          51%     $ 8,792          45%       2,353           27
Business imaging paper products           5,546          25        6,231          31         (686)         (11)
Paint sundry products                     5,167          24        4,760          24          408            9
                                        -------     -------      -------     -------      -------      -------


Net sales                               $21,858         100%     $19,783         100%       2,075           10
                                        =======     =======      =======     =======      =======      =======



                                                     Margin                   Margin     Period-to-Period Change
                                        Amount         %         Amount         %            $             %
                                        -------     -------      -------     -------      -------      -------
       Gross Profit
Contract manufacturing and printing     $ 2,461          22%     $ 1,843          21%         618           34
Business imaging paper products             492           9          937          15         (445)         (47)
Paint sundry products                       406           8          637          13         (231)         (36)
                                        -------     -------      -------     -------      -------      -------


Gross profit                            $ 3,359          15%     $ 3,417          17%         (58)          (2)
                                        =======     =======      =======     =======      =======      =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED


                                                   Six Months Ended
                                                        March 31,
                                        ---------------------------------------------
                                               2001                      2000
                                        -------------------     ---------------------
                                                     % of                      % of      Period-to-Period Change
                                        Amount       Total       Amount        Total        $              %
                                        -------     -------      -------      -------     -------      -------
         Net Sales
Contract manufacturing and printing     $18,265          47%     $18,774          46%        (509)          (3)
Business imaging paper products          10,747          28       12,532          31       (1,785)         (14)
Paint sundry products                     9,616          25        9,178          23          438            5
                                        -------     -------      -------      ------      -------      -------

Net sales                               $38,628         100%     $40,484         100%      (1,856)          (5)
                                        =======     =======      =======     =======      =======      =======



                                                    Margin                   Margin      Period-to-Period Change
                                        Amount         %         Amount         %            $            %
                                        -------     -------      -------     -------      -------      -------
       Gross Profit
Contract manufacturing and printing     $ 2,257          12%     $ 4,492          24%       2,235          (50)
Business imaging paper products             880           8        1,490          12         (610)         (41)
Paint sundry products                       751           8        1,089          12         (338)         (31)
                                        -------     -------      -------     -------      -------      -------

Gross profit                            $ 3,888          10%     $ 7,071          17%      (3,183)         (45)
                                        =======     =======      =======     =======      =======      =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales increased $2.1 million (10%) for the three-month period, partially offsetting declines from the first quarter. For the fiscal year to date, sales are down $1.9 million (5%). The increase in the second quarter was primarily the result of increased sales of Contract Manufacturing services (up 27% for the quarter) associated with the start-up of two new production lines in support of products developed and marketed by Tufco's largest customer. As reported previously, the Company has incurred start-up costs associated with these two projects in each of the last two quarters, without the benefit of sales volumes budgeted for the commercial production phases of the manufacturing agreements. During the second quarter of fiscal 2001, these two projects progressed through varying stages of start-up, and by March, sales of the Company's services under these agreements were approaching the levels originally budgeted by Company management. Based on volume forecasts supplied by the customer for these lines, sales of Tufco's Contract Manufacturing services in the third and fourth quarters of fiscal 2001 should easily exceed prior year levels. Sales of the Company's Paint Sundry products continued to increase with a 9% increase for the quarter, primarily due to increases in sales to The Home Depot, the sector's largest customer. Sales of Business Imaging products and services continued to decline due to decreased sales of private labeled products to the largest customer in that sector.

GROSS PROFIT:

Gross profit declined slightly for the quarter (down 2%) and is down $3.2 million (45%) for the year to date. The Contract Manufacturing sector reversed its declines in the first quarter (down $2.2 million or 50%) with an increase of $0.6 million (34%) for the second quarter. The gross profit increase was the result of increasing sales volumes associated with the previously noted start-up of two production agreements with a Fortune 500 customer. As those projects continue to mature, management anticipates that gross profit in the sector should increase correspondingly. Gross profit in the Company's Paint Sundry sector declined $0.2 million (36%) for the quarter, primarily due to increased freight costs resulting from high fuel surcharges. The Company is in the final stages of consolidating all of its Paint Sundry operations into one location. When complete, management expects that operating cost savings, in addition to continued sales growth in the sector, will result in improved margins and increased profit. Gross profit in the Business Imaging sector continued to decline due to decreased sales and lower selling prices resulting from stiff competition in the sector.

OPERATING EXPENSES:

During the second quarter, operating expenses continued to decline, both in total (down 11% for the quarter), and as a percent of sales (8.5%, down from 10.5%). Declines in compensation expense and in professional fees account for the lower costs.

OPERATING INCOME:

Operating income increased 12% to $1.5 million for the second quarter of fiscal 2001, due primarily to reduced selling, general and administrative costs for the three month period of fiscal 2001. For the six-month period, operating profit declined from $3.2 million a year ago to $0.4 million for fiscal 2001. The decline was the result of lower gross profit, offset by reductions in selling, general and administrative costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

INTEREST EXPENSE:

Interest expense is virtually unchanged from a year ago. In spite of the year to date operating loss, management has not increased its average borrowings through the six-month period.

NET INCOME AND EARNINGS PER SHARE:

For the quarter, net income increased to $0.8 million (up 14%) and earnings per share increased to $0.17 (basic and diluted) compared to $0.15 (basic and diluted) a year ago. For the six-month period, the Company lost $0.1 million ($-0.03 per share: basic and diluted), compared to income of $1.7 million and earnings per share of $0.37 (basic) and $0.36 (diluted) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended March 31, 2001, the Company used $1.1 million to fund its operations, compared to the same period in fiscal 2000, in which the Company generated $3.3 million in cash from operations. Net income, after adjustment for non-cash items was $1.5 million in 2001, down from $3.7 million in the prior year. The principal cause for the decline was the decrease in gross profit for the six-month period of 2001. Additionally, the Company has increased its inventory levels in its Paint Sundry sector in advance of the consolidation of the sector's two operating facilities into one operation. The increase in inventory levels was necessary to ensure timely delivery of product to customers during the consolidation. Once complete, inventory levels should return to traditional levels. Additionally, Tufco began purchasing raw materials for one of the two new production agreements with its largest customer, contributing to the increase in inventories. The principal raw material supplier for this new product requires that the Company pay for product purchases in less than 15 days, so accounts payable did not increase in direct correlation with the increase in inventories.

Net cash used in investing activities was $1.1 million for the first six months of fiscal 2001, compared to $2.4 million for the same period of fiscal 2000. The Company incurred capital costs associated with the expansion of its Manning, South Carolina facility, into which all Paint Sundry operations will be consolidated during the third fiscal quarter.

Net cash from financing activities totaled $2.6 million, resulting from increased borrowings under the Company's revolving line of credit toward the end of the second quarter of fiscal 2001.

As of May 2, 2001, the Company had approximately $2.25 million available under its revolving credit line.

During the first and second quarter of fiscal 2001, the Company was in violation of certain covenants involving debt and cash flow (as defined in the agreement). The Company requested, and the Banks granted, a waiver from these required covenants for the first and second quarter of fiscal 2001. Management believes that the Company will be in compliance with all covenants by the end of the third quarter of fiscal 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk- The Company has entered into an interest rate swap contract as a hedge under which the interest rate on its term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company (see Note 7 to the Company's Financial Statements for its fiscal year ended September 30, 2000). At March 31, 2001, prevailing market interest rates were lower than the fixed rate in the Company's swap agreement, and the Company would have paid a premium to its lender if the debt under the swap were to have been paid in full at that time. Accordingly, the Company has accrued an unrealized loss of approximately $45,000 at March 31, 2001 as required by SFAS 133. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined, and still believes, that the Company's risk of potential future liability resulting from a material decline in interest rates below the fixed level under the swap was not significant.

         Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of March 31, 2001.

         Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of March 31, 2001.

         Other Relevant Market Risks-The Company does not own any marketable securities, and management has not identified any other relevant market risks.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the Annual Meeting highlights:

         (a) The Annual Meeting of Shareholders of the Company was held on March 23, 2001.

         (b) At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:


                  Director                           For                        Withheld
                  --------                           ---                        --------
                  Robert J. Simon                    4,206,134                   1,025
                  Samuel J. Bero                     4,205,844                   1,315
                  C. Hamilton Davison, Jr.           4,206,094                   1,065
                  Louis LeCalsey III                 4,205,984                   1,175
                  William J. Malooly                 4,206,094                   1,065
                  Seymour S. Preston, III            4,147,994                  59,165


         (c) The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2001.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

B.       Reports on Form 8-K

         None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TUFCO TECHNOLOGIES, INC.





Date:         May 10, 2001                  /s/ Louis LeCalsey, III
                                            -----------------------------------
                                            Louis LeCalsey, III
                                            President/Chief Executive Officer




Date:         May 10, 2001                  /s/ Greg Wilemon
                                            ------------------------------------
                                            Greg Wilemon
                                            Chief Financial Officer/Chief
                                            Operating Officer, Secretary,
                                            Treasurer and Vice President -
                                            Finance