Form 10-Q
period 2001-06-30
TUFCO TECHNOLOGIES INC
filed 2001-08-09
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001


                         Commission file number 0-21018


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

                                  (972)789-1079
                     (Telephone Number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    [X]          No [ ]



         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at August 7, 2001
                -----                          -----------------------------
Common Stock, par value $0.01 per share                 4,621,844

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                    Page
                                                                                                   Number
                                                                                                   ------

         PART I:  CONDENSED FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 (Unaudited) and September 30, 2000                                   3

                  Condensed Consolidated Statements of Income for the three months
                  and nine months ended June 30, 2001 and 2000 (Unaudited)                           4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 2001 and 2000 (Unaudited)                               5

                  Notes to Condensed Consolidated Financial Statements                               6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        14


         PART II: OTHER INFORMATION                                                                 15

         SIGNATURES                                                                                 16

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,        September 30,
                                                                               2001              2000
                                                                         ---------------    ---------------
                                     Assets                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .........................................   $       928,227    $       930,388
   Restricted cash ...................................................            12,254             31,717
   Accounts receivable, net ..........................................        11,589,024         12,697,187
   Inventories .......................................................        11,858,345          7,912,482
   Prepaid expenses and other current assets .........................           806,126            740,383
   Deferred income taxes .............................................           796,174            796,174
   Income taxes receivable ...........................................           194,756            560,444
                                                                         ---------------    ---------------

         Total current assets ........................................        26,184,906         23,668,775


PROPERTY, PLANT AND EQUIPMENT-Net ....................................        19,792,792         20,182,838
GOODWILL -Net ........................................................        16,894,341         17,341,724
OTHER ASSETS- Net ....................................................           772,458            939,811

                                                                         ---------------    ---------------

TOTAL ................................................................   $    63,644,497    $    62,133,148
                                                                         ===============    ===============



                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt .................................   $     1,771,432    $     1,771,432
   Accounts payable ..................................................         6,816,569          6,964,711
   Accrued payroll, vacation and payroll taxes .......................         1,210,004          1,544,867
   Other current liabilities .........................................         1,192,001          1,435,450
                                                                         ---------------    ---------------

         Total current liabilities ...................................        10,990,006         11,716,460

LONG-TERM DEBT- Less current portion .................................        12,769,550         11,335,704
DEFERRED INCOME TAXES ................................................         2,473,004          2,502,223


STOCKHOLDERS' EQUITY
   Voting Common Stock: $.01 par value; 9,000,000 shares authorized;
       4,700,341 and 4,675,019 shares issued, respectively ...........            47,003             46,750
   Additional paid-in capital ........................................        25,052,391         24,879,246
   Retained earnings .................................................        13,173,046         12,383,489
   Treasury stock at cost, 78,497 voting common shares ...............          (534,045)          (534,045)
   Stock purchase plan notes .........................................          (280,757)          (196,679)
   Accumulated other comprehensive loss ..............................           (45,701)                --
                                                                         ---------------    ---------------

        Total stockholders' equity ...................................        37,411,937         36,578,761
                                                                         ---------------    ---------------
   TOTAL .............................................................   $    63,644,497    $    62,133,148
                                                                         ===============    ===============



           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      June  30,                            June 30,
                                           --------------------------------    --------------------------------
                                                2001               2000             2001              2000
                                           --------------    --------------    --------------    --------------
NET SALES ..............................   $   22,420,884    $   19,391,637    $   61,048,900    $   59,875,846

COST OF SALES ..........................       18,984,482        17,354,066        53,724,696        50,767,197
                                           --------------    --------------    --------------    --------------

GROSS PROFIT ...........................        3,436,402         2,037,571         7,324,204         9,108,649

OPERATING EXPENSES:

   Selling, general and administrative
       .................................        1,566,499         1,282,190         4,717,549         4,960,660

   Amortization and other post-
   acquisition expenses ................          269,434           226,849           796,942           741,259

  (Gain) loss on asset sales ...........               (5)           35,222          (147,877)         (253,466)
                                           --------------    --------------    --------------    --------------

OPERATING INCOME .......................        1,600,474           493,310         1,957,590         3,660,196

OTHER INCOME (EXPENSE):

   Interest expense ....................         (255,659)         (264,390)         (765,867)         (769,849)

   Interest and other income (expense) .          169,972             8,869           219,528           (28,267)
                                           --------------    --------------    --------------    --------------

INCOME BEFORE INCOME TAXES .............        1,514,787           237,789         1,411,251         2,862,080

INCOME TAX EXPENSE .....................          584,820           151,371           621,694         1,122,437
                                           --------------    --------------    --------------    --------------

NET INCOME .............................   $      929,967    $       86,418    $      789,557    $    1,739,643
                                           ==============    ==============    ==============    ==============

EARNINGS PER SHARE:
    Basic ..............................   $         0.20    $         0.02    $         0.17    $         0.39
    Diluted ............................   $         0.20    $         0.02    $         0.17    $         0.38

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ..............................        4,619,869         4,567,093         4,609,693         4,472,657
    Diluted ............................        4,660,026         4,662,567         4,640,176         4,609,695







           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                 June 30,
                                                                    ----------------------------------
                                                                          2001               2000
                                                                    ---------------    ---------------
OPERATING ACTIVITIES
   Net Income ...................................................   $       789,557    $     1,739,643
   Noncash items in net income:

      Depreciation and amortization .............................         2,770,143          2,642,178
      Provision for bad debts ...................................           (32,188)           321,850
      Gains on asset sales ......................................          (147,877)          (253,466)
   Changes in operating working capital:
      Accounts receivable .......................................         1,140,351         (1,883,217)
      Inventories ...............................................        (3,945,863)        (1,242,760)
      Prepaid expenses and other assets .........................            86,125           (356,613)
      Accounts payable ..........................................          (148,142)         5,732,396
      Accrued and other current liabilities .....................          (578,312)        (1,251,001)
      Income taxes payable/receivable ...........................           365,688           (197,028)
                                                                    ---------------    ---------------

   Net cash from operations .....................................           299,482          5,251,982

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...................        (1,923,011)        (5,795,245)
   Proceeds from disposition of property, plant and equipment ...           168,195            807,820
   (Increase) decrease in advances to shareholders ..............           (14,536)           126,214
   Decrease in restricted cash ..................................            19,463              8,222
                                                                    ---------------    ---------------

   Net cash used in investing activities ........................        (1,749,889)        (4,852,989)

FINANCING ACTIVITIES
   Issuance of long-term debt ...................................         1,358,926          1,214,840
   Decrease in stock purchase plan notes ........................            25,195              5,000
   Issuance of common stock .....................................            64,125            789,345
                                                                    ---------------    ---------------

   Net cash from financing activities ...........................         1,448,246          2,009,185
                                                                    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............            (2,161)         2,408,178
CASH AND CASH EQUIVALENTS:
 Beginning of period ............................................           930,388            692,002
                                                                    ---------------    ---------------
 End of period ..................................................   $       928,227    $     3,100,180
                                                                    ===============    ===============



           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



1.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Some adjustments involve estimates which may require revision in subsequent interim periods or at year end. The unaudited financial statements and footnotes should be read in conjunction with the Company's financial statements for the year ended September 30, 2000 that are included in Form 10-K that was filed with the Securities and Exchange Commission on December 22, 2000. Operating results for the three and nine-month periods are not necessarily indicative of results expected for the remainder of the year.

2.       INVENTORIES

         Inventories consist of the following:

                                                              June 30,      September 30,
                                                               2001              2000
                                                          ---------------   ---------------
         Raw materials ................................   $     7,702,987   $     4,485,263
         Finished goods ...............................         4,155,358         3,427,219
                                                          ---------------   ---------------
         Total inventories ............................   $    11,858,345   $     7,912,482
                                                          ===============   ===============


3.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:


                                                                  Three months    Nine months
                                                                     Ended           Ended
                                                                June 30, 2001    June 30, 2001
                                                                -------------    -------------
         Net income                                             $     929,967    $     789,557

         Other comprehensive income net of tax:

         Interest rate swap as hedge of future variable interest on debt:

                Cumulative effective of
                implementing SFAS 133                                      --           39,650

                Change in fair value                                     (828)         (85,351)
                                                                -------------    -------------

                Other comprehensive loss                                 (828)         (45,701)
                                                                -------------    -------------
         Comprehensive income                                   $     929,139    $     743,856
                                                                =============    =============

         Comprehensive income was the same as net income for the three months and nine months ended June 30, 2000.

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


THREE MONTHS ENDED                 CONTRACT        BUSINESS          PAINT
  JUNE 30, 2001                  MANUFACTURING      IMAGING         SUNDRIES      INTERSECTOR      CONSOLIDATED
Net Sales                        $  11,832,084   $   5,141,488   $   5,447,312   $          --    $  22,420,884


Gross Profit                         2,288,938         468,756         678,708              --        3,436,402

Operating Income (loss)              1,886,071          92,895          76,236        (454,728)       1,600,474

Assets:
    Inventories                      1,399,042       4,896,894       5,562,409              --       11,858,345
    Property, plant and
      equipment-net                  9,410,042       5,914,169       1,835,905       2,632,676       19,792,792
    Accounts receivable
      and other
    (including goodwill)                                                            31,993,360       31,993,360
                                 -------------   -------------   -------------   -------------    -------------

  Total assets                   $  10,809,084   $  10,811,063   $   7,398,314   $  34,626,036    $  63,644,497
                                 =============   =============   =============   =============    =============

THREE MONTHS ENDED                 CONTRACT         BUSINESS         PAINT
  JUNE  30, 2000                 MANUFACTURING      IMAGING         SUNDRIES      INTERSECTOR     CONSOLIDATED
Net Sales                        $   7,902,847   $   6,756,850   $   4,731,940   $          --    $  19,391,637

Gross Profit                         1,207,600         747,836          82,135              --        2,037,571

Operating Income (loss)              1,007,681         182,436        (446,859)       (249,948)         493,310

Assets:
    Inventories                        782,362       4,523,638       4,185,636              --        9,491,636
    Property, plant and
      equipment-net                  9,735,789       6,823,836         602,574       2,587,895       19,750,094
    Accounts receivable
      and other
    (including goodwill)                                                            37,894,281       37,894,281
                                 -------------   -------------   -------------   -------------    -------------
  Total assets                   $  10,518,151   $  11,347,474   $   4,788,210   $  40,482,176    $  67,136,011
                                 =============   =============   =============   =============    =============

NINE MONTHS ENDED                  CONTRACT         BUSINESS         PAINT
 JUNE  30, 2001                  MANUFACTURING      IMAGING         SUNDRIES       INTERSECTOR      CONSOLIDATED
Net Sales                        $  30,096,797   $  15,889,125   $  15,062,978    $          --    $  61,048,900

Gross Profit                         4,546,043       1,348,111       1,430,050               --        7,324,204

Operating Income (loss)              3,266,469         198,836        (243,727)      (1,263,988)       1,957,590

Assets:
    Inventories                      1,399,042       4,896,894       5,562,409               --       11,858,345
    Property, plant and
      equipment-net                  9,410,042       5,914,169       1,835,905        2,632,676       19,792,792
    Accounts receivable
      and other
    (including goodwill)                                                             31,993,360       31,993,360
                                 -------------   -------------   -------------    -------------    -------------
  Total assets                   $  10,809,084   $  10,811,063   $   7,398,314    $  34,626,036    $  63,644,497
                                 =============   =============   =============    =============    =============


NINE MONTHS ENDED                  CONTRACT         BUSINESS         PAINT
   JUNE  30, 2000                MANUFACTURING      IMAGING         SUNDRIES       INTERSECTOR      CONSOLIDATED
Net Sales                        $  26,677,063   $  19,288,971   $  13,909,812    $          --    $  59,875,846

Gross Profit                         5,699,359       2,237,923       1,171,367               --        9,108,649

Operating Income (loss)              4,456,242         902,346        (585,665)      (1,112,727)       3,660,196

Assets:
    Inventories                        782,362       4,523,638       4,185,636               --        9,491,636
    Property, plant and
      equipment-net                  9,735,789       6,823,836         602,574        2,587,895       19,750,094
    Accounts receivable
      and other
    (including goodwill)                                                             37,894,281       37,894,281
                                 -------------   -------------   -------------    -------------    -------------

  Total assets                   $  10,518,151   $  11,347,474   $   4,788,210    $  40,482,176    $  67,136,011
                                 =============   =============   =============    =============    =============


5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets deemed to have indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning October 1, 2001. The Company has not quantified the impact resulting from the adoption of these statements including the impact, in any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase Company's net income for the nine months ended June 30, 2001 and 2000 by $447,000 for each respective period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND YEAR-TO-YEAR CHANGES IN THESE ITEMS ARE AS FOLLOWS:
($000s)

                              Three Months Ended          Period-to-Period        Nine Months Ended        Period-to-Period
                                    June 30,                  Change                   June 30,                Change
                            ----------------------                              ---------------------
                              2001         2000           $             %         2001        2000          $           %
                            ---------    ---------    ---------     ---------   ---------   ---------   ---------    ---------
Net Sales                   $  22,421    $  19,392        3,029            16   $  61,049   $  59,876       1,173            2

Gross Profit                    3,436        2,038        1,398            69       7,324       9,109      (1,785)         -20
                                 15.3%        10.5%                                  12.0%       15.2%

Operating Expenses              1,836        1,545          290            19       5,366       5,449         (83)          -2
                                  8.2%         8.0%                                   8.8%        9.1%

Operating Income                1,600          493        1,107           225       1,958       3,660      (1,702)         -47
                                  7.1%         2.5%                                   3.2%        6.1%

Interest Expense                  256          264           (8)           -3         766         770          (4)          -1
                                  1.1          1.4%                                   1.3%        1.3%

Net Income                  $     930    $      86          844           981         790       1,740        (950)         -55
                                  4.1%        0.4%                                    1.3%        2.9%

Analysis of net sales and gross profit, percentages of total net sales, and year-to-year changes in the Company's primary market sectors are as follows (dollars in thousands):


                                                                      Three Months Ended
                                                                           June 30,
                                                     --------------------------------------------------
                                                                        2001                      2000
                                                     -----------------------    -----------------------
                                                                     % of                      % of        Period-to-Period Change
                                                       Amount        Total        Amount       Total           $             %
                                                     ----------   ----------    ----------   ----------    ----------   ----------
         Net Sales
Contract manufacturing and printing                  $   11,832           53%   $    7,903           41%        3,929           50
Business imaging paper products                           5,141           23         6,757           35        -1,616          -24
Paint sundry products                                     5,448           24         4,732           24           716           15
                                                     ----------   ----------    ----------   ----------    ----------   ----------

Net sales                                            $   22,421          100%   $   19,392          100%        3,029           16
                                                     ==========   ==========    ==========   ==========    ==========   ==========


                                                       Margin                     Margin             Period-to-Period Change
                                                       Amount         %           Amount         %              $            %
                                                     ----------   ----------    ----------   ----------    ----------   ----------
       Gross Profit
Contract manufacturing and printing                  $    2,289           19%   $    1,208           15%        1,081           89
Business imaging paper products                             469            9           748           11          -279          -37
Paint sundry products                                       678           12            82            2           596          727
                                                     ----------   ----------    ----------   ----------    ----------   ----------
Gross profit                                         $    3,436           15%   $    2,038           11%        1,398           69
                                                     ==========   ==========    ==========   ==========    ==========   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED


                                                                    Nine Months Ended
                                                                        June 30,
                                                     --------------------------------------------------
                                                                       2001                       2000
                                                     -----------------------    -----------------------
                                                                    % of                       % of        Period-to-Period Change
                                                       Amount       Total         Amount       Total           $            %
                                                     ----------   ----------    ----------   ----------    ----------   ----------
         Net Sales
Contract manufacturing and printing                  $   30,097           49%   $   26,677           45%        3,420           13
Business imaging paper products                          15,889           26        19,289           32        -3,400          -18
Paint sundry products                                    15,063           25        13,910           23         1,153            8
                                                     ----------   ----------    ----------   ----------    ----------   ----------

Net sales                                            $   61,049          100%   $   59,876          100%        1,173            2
                                                     ==========   ==========    ==========   ==========    ==========   ==========



                                                                    Margin                     Margin      Period-to-Period Change
                                                       Amount         %           Amount         %             $            %
                                                     ----------   ----------    ----------   ----------    ----------   ----------
       Gross Profit
Contract manufacturing and printing                  $    4,546           15%   $    5,700           21%       -1,154          -20
Business imaging paper products                           1,348            8         2,238           12          -890          -40
Paint sundry products                                     1,430            9         1,171            8           259           22
                                                     ----------   ----------    ----------   ----------    ----------   ----------

Gross profit                                         $    7,324           12%   $    9,109           15%      - 1,785          -20
                                                     ==========   ==========    ==========   ==========    ==========   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET SALES:

Net sales increased $3.0 million (16%) for the three-month period, and for the fiscal year to date, sales were up $1.2 million (2%). For the second consecutive quarter, sales of Contract Manufacturing services showed double-digit growth over prior year, up $3.9 million (50%) for the three months ended June 30, 2001, and up 13% for the year to date. The increase is primarily the result of the successful start-up and stabilized operations of two new manufacturing agreements with the Company's largest customer. In addition, the Company has continued to promote sales of its printing services, and has experienced steady growth in that area. Based on volume forecasts provided by Tufco's largest customer for multiple production lines currently in varying stages of operations, and on continued growth in sales of printing services, Management believes that the Contract Manufacturing sector will continue to experience year to year sales increases for several quarters to come. In addition to the sales growth in Contract Manufacturing, the Company's Paint Sundry product sales increased 15% for the quarter and are up 8% for the year. The Company has been successful in marketing two new product groups to its largest customer in the sector, the nation's largest chain of home improvement centers. A new line of paper-poly drop cloths, manufactured by the Company, was introduced into the market in the second fiscal quarter of 2001, accounting for a large portion of the increase in sales. A second new product line will be launched in September, and Management is optimistic that sales of this second product will exceed sales of the new drop cloth line. Finally, sales of Business Imaging products declined 24% for the quarter and are down 18% for the year to date. Strong competition and price discounting continue to depress sales and profit in this sector.

GROSS PROFIT:

Gross profit increased $1.4 million (69%) for the quarter, partially offsetting declines in the first two quarters, and is down $1.8 million (20%)for the year to date. In addition, the gross profit margin for the quarter increased to 15% compared to 11% a year ago. For the nine-month period to date, gross profit is down $1.8 million due primarily to the first quarter of fiscal 2001 in which the Company incurred very high start up costs associated with the two Contract Manufacturing projects now in commercial operation. The increase in sales in the Contract Manufacturing and Paint Sundry sectors contributed to the overall increase in gross profit for the quarter, and to the increased margin percentage. Contract Manufacturing gross profit increased $1.1 million (89%) for the quarter, helped by the sales volume under the two active production agreements and by increased printing sales, and is down $1.1 million (20%) for the year to date, a result of the start up costs incurred in the first quarter. Paint Sundry gross profit increased $0.6 million (727%)for the quarter due to a combination of increased sales and reduced operating costs as a result of the consolidation of Tufco's Paint Sundry operations into the Manning, South Carolina facility, and increased $0.3 million (22%) for the year to date. Offsetting these gains, gross profit from Business Imaging sales declined $0.3 million (37%) and the margin declined from 11% to 9% for the quarter versus one year ago.

OPERATING EXPENSES:

Operating expenses for the quarter increased $0.3 million (19%) versus prior year due to higher accruals for incentive compensation costs in fiscal 2001 compared to fiscal 2000. For the nine-month period, operating expenses declined $0.1 million (2%) versus the same period one year ago, and as a percent of sales, operating expenses were 8.8% through nine months of fiscal 2001 compared to 9.1% in the prior year.

OPERATING INCOME:

Operating income increased $1.1 million (225%) for the quarter due to the increased sales and gross profit in the Contract Manufacturing and Paint Sundry sectors. For the nine-month

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED



period, operating profit was down $1.7 million (47%) as a result of the high start-up costs and low sales volume experienced in the Contract Manufacturing sector during the first quarter of fiscal 2001.

INTEREST EXPENSE:

Interest expense is virtually unchanged from a year ago. Reductions in interest rates have offset increases in average borrowings which resulted from the operating loss experienced in the first quarter of fiscal 2001.

NET INCOME AND EARNINGS PER SHARE:

For the quarter, net income increased to $0.9 million (up 981%) and earnings per share increased to $0.20 (basic and diluted) compared to $0.02 (basic and diluted) a year ago. For the nine-month period, the Company earned $0.8 million ($0.17 per share: basic and diluted), compared to $1.7 million and earnings per share of $0.39 (basic) and $0.38 (diluted) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended June 30, 2001, the Company generated $0.3 million in net cash from operations, compared to the same period in fiscal 2000, in which the Company generated $5.3 million in cash from operations. Net income, after adjustment for non-cash items was $3.4 million in 2001, down from $4.4 million in the prior year. The principal cause for the decline in income, adjusted for non-cash items, was the decrease in gross profit during the first quarter of 2001 resulting from project start-up costs and low sales volumes. Aside from the reduction in income, cash from operations declined as a result of investment in inventories for three major initiatives. Two new product groups were added to the Paint Sundry inventory portfolio to facilitate roll-outs to the largest customer in that sector. The first of the two roll-outs is underway with initial stocking orders going into stores during the third and fourth quarters of fiscal 2001. The second new product offering will launch in September of fiscal 2001. As the Company ascertains the customer's buying trends for these two new product arrays, inventory levels will be adjusted accordingly. Additionally, Tufco began purchasing raw materials for one of the two new production agreements with its largest customer, contributing to the increase in inventories. The principal raw material supplier for this new product requires that the Company pay for product purchases in less than 15 days, so accounts payable did not increase in direct correlation with the increase in inventories. Partially offsetting the increase in inventories, the Company reduced its accounts receivable balance from a year ago by reducing its average daily sales outstanding to 43 days from 56 days.

Net cash used in investing activities was $1.7 million for the first nine months of fiscal 2001, compared to $4.8 million for the same period of fiscal 2000. In fiscal 2001, the Company incurred capital costs associated with the expansion of its Manning, South Carolina facility, into which all Paint Sundry operations were consolidated during the third fiscal quarter. During the prior year, the Company had expanded its Green Bay plant to make room for one of the two new Contract Manufacturing projects, accounting for a large portion of the prior year's capital expenditures.

Net cash from financing activities totaled $1.4 million, resulting from increased borrowings under the Company's revolving line.

As of August 7, 2001, the Company had approximately $3.5 million available under its revolving credit line.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS --CONTINUED



During the first and second quarter of fiscal 2001, the Company was in violation of certain covenants involving debt and cash flow (as defined in the agreement), resulting from the start-up costs incurred during the first quarter of fiscal 2001. The Company requested, and the Banks granted, a waiver from these required covenants for the first and second quarter of fiscal 2001. The Company was in compliance with all loan covenants at the end of the third quarter, and management projects that the Company will be in compliance with all covenants for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk- The Company has entered into an interest rate swap contract as a hedge under which the interest rate on its term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company (see Note 7 to the Company's Financial Statements for its fiscal year ended September 30, 2000). At June 30, 2001, prevailing market interest rates were lower than the fixed rate in the Company's swap agreement, and the Company would have paid a premium to its lender if the debt under the swap were to have been paid in full at that time. Accordingly, the Company has accrued an unrealized loss of approximately $45,000 at June 30, 2001 as required by SFAS 133. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined, and still believes, that the Company's risk of potential future liability resulting from a material decline in interest rates below the fixed level under the swap was not significant.

         Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of June 30, 2001.

         Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of June 30, 2001.

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

         None.

B.       Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TUFCO TECHNOLOGIES, INC.





Date:     August 7, 2001     /s/ Louis LeCalsey, III
                             --------------------------------------------
                             Louis LeCalsey, III
                             President/Chief Executive Officer




Date:     August 7, 2001     /s/ Greg Wilemon
                             --------------------------------------------
                             Greg Wilemon
                             Chief Financial Officer/Chief Operating Officer,
                             Secretary, Treasurer and Vice President - Finance