Form 10-K405
period 2001-09-30
TUFCO TECHNOLOGIES INC
filed 2001-12-27
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

 For the fiscal year ended September 30, 2001. Commission file number 0-21018.
                           ------------------- -------------------------------

                            TUFCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     39-1723477
    ----------------------------------                   ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of December 24, 2001, was approximately $12,958,062. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 24, 2001. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant's Common Stock outstanding as of December 24, 2001 was 4,627,844.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2002 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Tufco Technologies, Inc. ("Tufco" or the "Company") provides diversified contract manufacturing and specialty printing services, manufactures and distributes business imaging paper products, and distributes paint sundry products used in home improvement projects. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation ("ECC") and Hamco Industries, Inc. ("Hamco"). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $0.01 per share ("Common Stock"), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company's public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million in cash and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million net in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Nevada limited partnership, in which Tufco Tech, Inc. is the sole managing general partner and is wholly owned by the Company. On November 13, 1997 the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million in cash and 25,907 shares of Common Stock.

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

         The Company was incorporated in the state of Delaware in 1992 to acquire Tufco Industries, Inc. Although the Company was organized in 1992, the business conducted by Tufco Industries, Inc. has been in continuous operation since 1974. The Company has become a leading provider of contract manufacturing and specialty printing services, and supplier of value-added custom paper products, and the Company believes that it has the most complete line of paint sundry products in the industry. The Company's principal executive offices are located at 4800 Simonton Road, Dallas, Texas 75244, and its telephone number is
(972) 789-1079.

PRODUCTS AND SERVICES

         The Company markets its products and services through three market sectors: Contract Manufacturing services, Business Imaging paper products, and Paint Sundry products. Until its exit from the market place in June of 1999, the Company also produced and distributed a line of Away-From-Home tissue and towel products. Tufco conducts operations from four manufacturing and distribution locations in Green Bay, Wisconsin, Manning, South Carolina, Dallas, Texas, and Newton, North Carolina. Until April 2001, the company had a manufacturing and distribution operation in St. Louis, Missouri. The company continues to maintain a sales office in St Louis, Missouri.

Contract Manufacturing Market Sector

         Tufco Technologies has contract manufacturing capability at three locations: Green Bay, Wisconsin, Dallas, Texas and Newton, North Carolina.

         The Company's capabilities at its Green Bay facilities include custom packaging, coating, cutting, folding, thermal and adhesive laminating, embossed bonding, slitting and rewinding. These facilities custom convert a wide array of materials, including polyethylene films, non-woven materials (coated and uncoated), paper, and tissue. Products include household cleaning wipes, facial wipes, various health care products, reinforced towels (towels with a polyethylene or polypropylene mesh to provide strength and durability), adult hygiene components and polyethylene and paper dropcloths. The Company has invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as multi-ply dropcloths, reinforced material and breathable moisture barrier wraps. Machinery and equipment at the Green Bay facility have the capability, developed by the Company's in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

         The Company's Green Bay facility offers value-added specialty printing and related graphic arts services, including pre-press work, sheeting, calendering, printing, finishing, and thermal and adhesive laminating. The Company provides multi-color printing that uses computerized control to maintain a high level of print quality. The Company focuses on specialty printing projects such as paper and poly tablecovers, food and gift-wraps, flexible packaging, adult hygiene components, and printed release liners. The cornerstone of the Company's printing operation is its fully automated, state-of-the-art Windmoeller & Hoelscher (W&H) Astraflex printing press which has the capability to print up to 62 inches in width at speeds up to 1500 feet per minute.

         Green Bay's pre-press staff prepares projects for printing to customer specifications. The Company uses the customer's preliminary artwork and arranges or performs all preparatory processes for camera-ready art, video plate making, layout, and other related services.

         The Green Bay presses use flexographic and letterpress processes and can print on a wide range of media from lightweight tissue or non-wovens to heavyweight paperboard, films and foils. The Company utilizes four wide-web presses of various sizes, three of which are capable of six-color printing with the new W&H press at eight colors. The Company uses water-based and oil-based inks. The presses can accommodate widths up to 82 inches for one-sided printing and are capable of simultaneous two-sided printing for widths up to 62 inches. The presses have a variety of print cylinders that provide the Company with the flexibility to meet customer needs, utilizing lower cost rubber printing plates that allow the Company to maintain quality and achieve a competitive pricing advantage for low volume jobs relative to printers using engraved printing cylinders.

         The Company's Dallas facility has capabilities that include precision slitting, rewinding, sheeting, specialty packaging, folding, perforating, and trimming. These capabilities are directed toward converting fine paper materials including specialty and fine printing papers and paperboards, thermal papers, inkjet papers, polyester films, and coated products.

         The Dallas facility's contract manufacturing services include final packaging of products, including items on which the Company has performed other converting or specialty printing services. Packaging capabilities include high quality bulk skid wrapping, vacuum-sealed carton packed sheets, poly-paper and poly-film wrapping, and shrink-film packaging. The flexibility of the equipment at the Dallas facility and the packaging alternatives that the Company can provide its customers produce finished products that meet and exceed a varied range of customer specifications and requirements. The Company's Dallas custom converting capabilities have grown due to the addition of a state-of-the-art Jagenberg sheeter with specialty paper and paperboard sheeting capabilities and the investment in a custom designed rewinder for thermal papers and films.

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

Business Imaging Market Sector

         The Company produces and distributes a wide variety of printed and unprinted paper products used in business imaging equipment in market sectors including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company's products include roll products ranging in length from 150 feet to 3500 feet and in widths from 1 inch to 54 inches. Additionally, the Company produces precision-sheeted products ranging in size from 11 by 17 inches to 65 by 65 inches. The Company's products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films and multi-part forms. In the Business Imaging sector the Company has two primary components, one of which markets engineering and data processing papers from its Dallas plant. The other component primarily markets printed and unprinted point of sale and automatic teller machine papers from the Company's Newton plant.

Paint Sundry Market Sector

         The Company's Manning facility manufactures and distributes home improvement products that are sold to paint and hardware distributors, home centers, and retail paint stores. To provide its customers with the industry's most complete line of paint sundry products, the Company supplements the products it manufactures by distributing products manufactured for the Company by others. Consumer disposable products include polyethylene, paper and canvas dropcloths, painters' apparel, latex and vinyl gloves, paint strainers, and other allied items. These products are often used by homeowners performing do-it-yourself home improvement projects, contractors and painting professionals. The Company also sells a line of masking paper products and shop towels for the automotive aftermarket. The Company has increased sales of consumer disposables by continually broadening and improving its product line, thereby allowing customers to consolidate their orders with a single vendor. In addition, the Company has attracted large buying groups through various volume incentives. In April of 2001, the Company completed its consolidation of its St. Louis, Missouri operations into the expanded Manning, South Carolina plant.

 Away-From-Home Market Sector

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

MANUFACTURING AND OPERATIONS

         In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment. With regard to its Contract Manufacturing operations, the Company either utilizes product specifications provided by its customers or teams with its customers to develop specifications which meet customer requirements. Generally, the product begins with a flexible substrate, which is a base material such as a non-woven material, paper, or polyethylene. In most cases the customers of the Contract Manufacturing sector provide the base material used in the product. The Company applies one or more of its custom converting or specialty printing services that it has developed over a period of years through its distinctive technical knowledge to add value to these materials.

         The Company's growth has been supported by its substantial capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $12 million on capital expenditures at its five locations. Through the Company's expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital additions include equipment which has expanded the Company's custom folding and packaging capabilities, and presses which have enabled the Company to print poly-laminate and thermal coated substrates. The Company has also expanded and modernized its roll-to-roll winding capacity. The Company believes it has sufficient capacity to meet its growth expectations.

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

SALES AND MARKETING

         Tufco markets its products and services nationally through its 30 full-time sales and service employees and 114 manufacturer's representatives and distributors. The Company's sales and service personnel are compensated with a base salary plus incentive bonus. The Company generally utilizes referrals and its industry reputation and presence to attract customers, and advertises on a limited basis in industry periodicals and through cooperative advertising arrangements with its suppliers and customers.

         Prior to fiscal 1999, customers generally purchased the Company's goods and services under project-specific purchase orders rather than long-term contracts; however, beginning in fiscal 1998, management shifted its strategic focus in Contract Manufacturing away from overflow converting towards longer-term cooperative manufacturing projects which usually include multi-year contracts. The Company reached agreements with several companies including Procter & Gamble Manufacturing, Amoco Fabrics and Fibers, and Amscan, Inc. for specialized contract converting services focused on printing, coating, cutting, folding, and packing. The Company's sales volume by quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco's sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters; however, such seasonal fluctuations are diminishing as the Company shifts its emphasis to longer-term manufacturing agreements.

         The Company's customer base consists of approximately 1,000 companies, including large consumer products companies, dealers and distributors of business imaging papers, and resellers of paint sundry products. In fiscal 2001, two customers, both Fortune 500 companies, accounted for more than 10% of consolidated sales each. A Paint Sundry customer accounted for 16%, and a Contract Manufacturing customer accounted for 30%, of fiscal 2001 net sales. Sales are generally made on a credit basis within limits set by the Company's executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services.

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

         Historically, the Company has been subject to surges and declines in sales due to the short-term nature of its converting projects with large integrated paper products companies. Since the Company began emphasizing longer-term contractual arrangements, management believes that it is now better able to anticipate fluctuations in sales. However, volume requirements in Contract Manufacturing arrangements are ultimately controlled by the Company's customers, and a certain amount of short-term fluctuation is expected.

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

         The Company maintains multiple quality control laboratories that constantly monitor its production using statistical process controls (SPC) to observe and measure quality effectiveness of its production processes, such as temperature, speed, tension, and pressure. The Company's rigid standards and use of SPC have allowed it to qualify for the GMP (Good Manufacturing Practices) designation from several customers, a quality control standard that these companies require before they will use a company for outsourcing. In addition, several of the Company's customers perform periodic audits at the Company's Green Bay and Dallas facilities to ensure that adequate quality control practices are in place at all times. In fiscal 2000, the Company achieved ISO 9002 certification for its Green Bay facility. ISO, which stands for "same" in Greek, is the standard issued by the International Organization of Standardization, to promote the development of international standards and facilitate the exchange of goods and services worldwide. In fiscal 2001 the Green Bay facility achieved ISO 9001:2000. The Company's Dallas quality control laboratory is part of a collaborative of 33 laboratories sponsored by a large original equipment manufacturer that utilizes the Dallas facility for its production. The collaborative is utilized by that company to help set quality standards and ensure that its suppliers, like the Dallas facility, have in places the process reviews and controls necessary to ensure that quality products are being manufactured consistently.

RAW MATERIALS AND SUPPLIERS

         The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. The Company believes that it has excellent relationships with its primary suppliers, and the Company has not experienced difficulties in obtaining raw materials during the last five years. The Company's raw materials fall into four general groups: various paper stocks, inks for specialty printing, non-woven materials, and polyethylene films. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Company's Dallas and Newton facilities receive fine paper stock primarily from three major paper companies instead of a greater number of companies.

         The Company's primary raw material, base paper, is subject to periodic price fluctuations. In the past, the Company has been generally successful in eventually passing most of the price increases on to its customers, but management cannot guarantee that the Company will be able to do this in the future.

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state, and local environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. The Company believes that it complies with these laws and regulations in all material respects. The Company does not maintain environmental impairment insurance.

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

EMPLOYEES

         At September 30, 2001, the Company had approximately 562 employees, of whom 294 were employed at its Green Bay facility, 136 at its Manning facility, 59 at its Dallas facility (including 18 corporate support), 68 at its Newton facility and 5 at its St. Louis sales office. The Company has a non-union workforce and believes that its relationship with its employees is good.

WORKING CAPITAL

         Information regarding the Company's working capital position and practices is set forth in Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources".

         Financial information for the Contract Manufacturing services, Business Imaging paper products, and Paint Sundries products sectors is set forth in Note 13 to the Consolidated Financial Statements included in Item 8 herein.

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

         The Company leases 44,000 square feet of space in a facility contiguous to its Green Bay, Wisconsin, facility, which is currently used for certain Contract Manufacturing, warehousing, and distribution operations. This facility is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. The lease for this facility expires March 2003. The Company has an option to renew this lease for an additional three years.

         The Company's corporate headquarters are located in facilities which it leases in Dallas, Texas, in the same building in which the Company produces and distributes Business Imaging products and provides custom converting of various fine paper and board grade papers. The lease for the 173,000 square foot facility expires in February 2003.

         The Company owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of Business Imaging products and in the printing of custom forms.

         In June 1996, the Company leased for five years and in October of 1996 occupied a new 62,000 square foot facility in Manning, South Carolina, which was designed and constructed to house the production and distribution operations for the Company's Paint Sundry business. The Company has guaranteed to the lessor that, if the lease is not renewed, the residual market value of the building which was constructed at a cost of $1.5 million, will be at least $0.9 million. Management expects to renew the lease and that the building value will be at least $0.9 million; however, the Company cannot provide assurances as to the impact of future economic factors influencing the future value of the building. In March of fiscal 2001, the Company completed a 55,000 square foot expansion of the Manning, South Carolina facility. In April of fiscal 2001, the Company consolidated its St. Louis Paint Sundry operations into the expanded Manning building. The Company also owns a 42,000 square foot facility in Manning, South Carolina which is not used in operations. In fiscal 1998, the Company decreased its carrying value of this facility.

         The Company, through April of fiscal 2001, leased a 60,000 square foot building in St. Louis, Missouri from the former owners of Foremost Manufacturing Company in which it packages and distributes paint sundry products. This lease was vacated as the Manning consolidation was completed.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

THE EXECUTIVE OFFICERS OF THE COMPANY


Name                                     Age      Positions With the Company
----                                     ---      --------------------------
Louis LeCalsey, III                      62       Director, President and Chief Executive Officer
Drew W. Cook (1)                         39       Interim Chief Financial Officer, Chief Accounting
                                                  Officer, Corporate Controller
Robert J. Simon                          43       Chairman of the Board of Directors

----------

         (1) Mr. Cook replaced Greg Wilemon as acting Chief Financial Officer on December 19, 2001.

         Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers of the Company.

EXECUTIVE OFFICERS

         Louis LeCalsey, III--Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in September 1996. Previously he was President of Tufco Industries, Inc. since April 1996 and prior to that he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director for TriMark USA, Inc., as well as a member of the Advisory group for Bradford Equities Fund L.P.

         Drew W. Cook--Mr. Cook has been Corporate Controller since January 1, 1997, and Chief Accounting Officer and Interim Chief Financial Officer since December 19, 2001. Previously, Mr. Cook was Controller at the Company's Newton plant from September 1995 to December 1997 and served in various positions with Medipack Management Corporation from October 1987 to September 1995, as Assistant Vice President and Controller from 1992 to 1995 and Controller from 1989 to 1992.

         Robert J. Simon--Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Wolverine Brass, Parmarco Technologies, Inc., TriMark USA, Inc., Mexican Accent, Inc., Overseas Equity Investors Ltd., Overseas Private Investors Ltd., and Overseas Callander Fund, Ltd. and several other privately held companies.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since the Company's initial public offering of Common Stock on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol "TFCO." The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:


                                                              High              Low              Close
                                                              ----              ---              -----
         Fiscal 2000:

                  Quarter ended December 31, 1999             $10.500           $7.000           $10.375

                  Quarter ended March 31, 2000                $12.000           $8.375           $ 9.500

                  Quarter ended June 30, 2000                 $11.000           $8.625           $10.000

                  Quarter ended September 30, 2000            $10.250           $8.750           $10.125

         Fiscal 2001:

                  Quarter ended December 31, 2000             $10.125           $6.000           $ 7.000

                  Quarter ended March 31, 2001                $ 8.750           $5.250           $ 7.625

                  Quarter ended June 30, 2001                 $ 9.600           $6.000           $ 9.000

                  Quarter ended September 30, 2001            $ 9.000           $6.150           $ 7.500

         As of December 24, 2001, there were approximately 108 holders of record of the Common Stock. On December 24, 2001, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $7.75 per share.

         The Company has never paid dividends on its Common Stock. All of the Company's outstanding notes except the Industrial Development Revenue Bonds are supported by loan agreements which contain certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                                              Years Ended September 30,
                                                  --------------------------------------------------------------------------------
                                                      2001             2000             1999            1998(1)           1997
                                                  ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:
   Net sales .................................    $     82,127     $     78,952     $     76,331     $     76,973     $     65,750
   Cost of sales .............................          71,742           68,041           63,225           65,903           53,835
                                                  ------------     ------------     ------------     ------------     ------------

   Gross profit ..............................          10,385           10,911           13,106           11,070           11,915
   Selling, general, and
    administrative expenses ..................           6,770            7,107            7,710            8,128            6,721
   Amortization  of goodwill .................             597              607              617              558              381
   Facility closing cost .....................              --              831               --               --               --
   Employee severance cost ...................              10              660               --              142               --
   Property write-downs ......................              --               74               --              250               --
   Gain (loss) on asset sales ................             147              327            1,048              (37)             101
                                                  ------------     ------------     ------------     ------------     ------------


   Operating income ..........................           3,155            1,959            5,827            1,955            4,914
   Interest expense ..........................            (960)            (974)          (1,086)          (1,177)            (889)
   Interest and other income .................             277               35               40               66              266
                                                  ------------     ------------     ------------     ------------     ------------

   Income before Income taxes
    and extraordinary item ...................           2,472            1,020            4,781              844            4,291
   Income tax expense ........................           1,047              493            1,803              452            1,638
                                                  ------------     ------------     ------------     ------------     ------------


   Income before extraordinary item ..........           1,425              527            2,978              392            2,653
   Extraordinary item-loss from early
    repayment of debt, net of income
    tax benefit of $32 .......................              --               --               --               62               --
                                                  ------------     ------------     ------------     ------------     ------------

   Net income ................................    $      1,425     $        527     $      2,978     $        330     $      2,653
                                                  ============     ============     ============     ============     ============

   Earnings per share:
     Income before extraordinary item
          Basic ..............................    $        .31     $        .12     $        .67     $        .09     $        .61
          Diluted ............................    $        .31     $        .11     $        .67     $        .09     $        .60
     Net income
          Basic ..............................    $        .31     $        .12     $        .67     $        .07     $        .61
          Diluted ............................    $        .31     $        .11     $        .67     $        .07     $        .60

   Weighted average common shares outstanding:
          Basic ..............................           4,614            4,499            4,419            4,420            4,384
          Diluted ............................           4,642            4,622            4,475            4,518            4,448

OTHER DATA:
   Depreciation and
    amortization (2) .........................    $      3,624     $      3,535     $      3,090     $      2,605     $      2,363
   Capital expenditures ......................    $      2,071     $      7,073     $      3,130     $      2,629     $      3,234

BALANCE SHEET DATA (AT SEPTEMBER 30):
   Working capital ...........................    $      6,692     $     11,952     $     13,934     $     12,630     $     10,225
   Total assets ..............................          58,944           62,133           59,081           58,767           49,045
   Total-current and long-term debt ..........          12,460           13,107           14,530           17,697           10,498
   Stockholders' equity ......................          38,054           36,579           35,246           32,250           31,368


                                    FOOTNOTES


         (1) Includes Foremost Manufacturing Company since its acquisition in November 1997.

         (2) Includes depreciation and amortization of goodwill and other assets.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Management's discussion of the Company's 2001 fiscal year in comparison to fiscal 2000, contains forward-looking statements regarding current expectations, risks and uncertainties for 2002 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled "Business" in this report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the contract manufacturing, specialty printing services, imaging paper products and paint sundry products industries, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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

RESULTS OF OPERATIONS

         The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2001 ("current year" or "fiscal 2001"), in comparison to the fiscal year ended September 30, 2000 ("prior year" or "fiscal 2000"), as well as the fiscal year ended September 30, 1999 ("fiscal 1999").

         The following table sets forth, for the fiscal years ended September 30
(i) the percentage relationship of certain items from the Company's statements of income to net sales and (ii) the year-to-year changes in these items:


                                               PERCENTAGE OF  NET SALES              YEAR-TO-YEAR CHANGE
                                         -----------------------------------       -----------------------
                                                                                    2000 TO       1999 TO
                                           2001          2000          1999          2001          2000
                                         ---------     ---------     ---------     ---------     ---------
Net sales ............................       100.0%        100.0%        100.0%            4%            3%
Cost of sales ........................        87.4          86.2          82.8             5             8
                                         ---------     ---------     ---------
Gross margin .........................        12.6          13.8          17.2            (5)          (17)

Selling and administrative expenses ..         8.3           9.0          10.1            (5)           (8)
Amortization of goodwill .............         0.7           0.8           0.8            (2)           (2)
Facility closing cost ................          --           1.0            --            --            --
Employee severance cost ..............          --           0.8            --            --            --
Property write-downs .................          --           0.1            --            --            --
Gain on asset sales ..................         0.2           0.4           1.3           (55)          (69)
                                         ---------     ---------     ---------

         Operating income ............         3.8           2.5           7.6            61           (66)
Interest expense .....................        (1.2)         (1.2)         (1.4)           (1)          (10)
Interest and other income ............         0.4           0.0           0.1           691           (11)
                                         ---------     ---------     ---------
         Income before income taxes
            and extraordinary item ...         3.0           1.3           6.3           142           (79)
Income tax expense ...................         1.3           0.6           2.4           112           (73)
                                         ---------     ---------     ---------

Income before extraordinary item .....         1.7           0.7           3.9           171           (82)
Extraordinary item ...................          --            --            --            --            --
                                         ---------     ---------     ---------

Net income ...........................         1.7%          0.7%          3.9%          171%          (82)%
                                         =========     =========     =========     =========     =========

         The components of net sales and gross profit are summarized in the table below:


                                              2001                     2000                     1999
                                      ---------------------    ---------------------    ---------------------
                                                    % of                     % of                     % of
                                        Amount      Total       Amount       Total        Amount      Total
                                      ---------   ---------    ---------   ---------    ---------   ---------
                                                               (Dollars in millions)
         Net Sales
         ---------
Contract manufacturing and printing   $    40.7          50%   $    34.2          43%   $    26.0          34%
Business imaging paper products            20.8          25         25.9          33         24.9          33
Paint sundry products                      20.6          25         18.8          24         21.0          27
Away-from-home products                     0.0          --          0.0          --          4.4           6
                                      ---------   ---------    ---------   ---------    ---------   ---------

Net sales                             $    82.1         100%   $    78.9         100%   $    76.3         100%
                                      =========   =========    =========   =========    =========   =========



                                             Margin                    Margin                   Margin
                                        Amount        %          Amount        %          Amount        %
                                      ---------   ---------    ---------   ---------    ---------   ---------
         Gross Profit
         ------------
Contract manufacturing and printing   $     6.6          16%   $     7.1          21%   $     6.4          25%
Business imaging paper products             1.6           8          2.9          11          3.5          14
Paint sundry products                       2.2          11           .9           5          2.8          13
Away-from-home products                     0.0          --          0.0          --          0.4           9
                                      ---------   ---------    ---------   ---------    ---------   ---------

Gross profit                          $    10.4          13%   $    10.9          14%   $    13.1          17%
                                      =========   =========    =========   =========    =========   =========

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

         NET SALES for fiscal 2001 increased $3.2 million or 4% primarily due to increased sales in the Company's Contract Manufacturing sector, which increased $6.5 million or 19% over the prior year. The increase in Contract Manufacturing sales were the result of three new service agreements with a Fortune 500 consumer products company, under which the Company manufactured and packaged a baby care product and two cleaning products. Unlike other agreements the Company has with its Contract Manufacturing customers, the agreement for the baby care product requires the Company to purchase the primary raw materials used in the manufacturing process and pass through this raw material cost, plus a small handling charge, to the customer in addition to the revenue from typical manufacturing services. This arrangement results in higher sales but lower effective margins. Manufacturing of the cleaning products began late in third quarter of fiscal 2000 and reached a peak in the second and third quarter of fiscal 2001. Sales of the baby care product began in the second quarter of the current year. Offsetting these increases, Contract Manufacturing sales to a large manufacturer of wide-format printers and copiers decreased during fiscal 2001 due to decisions by that customer's new management to reassess its inventory stocking program. The Company's Business Imaging sales decreased $5.1 million or 20% during the current year as strong competition from numerous suppliers continued to have a negative impact on sales volume in the sector, especially in the engineering, data processing and contract sheeting products. In addition, during fiscal 2001 the Company was unsuccessful in retaining existing business including sales of receipt rolls to a large retail video rental company and three large retail grocers, all of which were lost during annual competitive bid processes. Sales in the Company's Paint Sundry sector rose $1.8 million (9%) over the prior year, primarily due to increased sales to a large do-it-yourself home center. In addition, during fiscal 2001, the Paint Sundry sector was successful in launching two new product portfolios.

         GROSS PROFIT declined $0.5 million (5%) and margins declined to 12.6% in fiscal 2001 from 13.8% in fiscal 2000. The largest factor contributing to the decline in margins was the pass through of raw material costs in the new Contract Manufacturing agreement to manufacture and package a baby care product discussed earlier. Gross profit for Contract Manufacturing declined $0.6 million or 8% from fiscal 2000 due to a decline in sales to a large manufacturer of wide-format printers and copiers mentioned earlier. Gross profit in the Paint Sundry sector increased $1.3 million or 158% increasing margins to 11% in the current year. This was primarily due to the aforementioned increase in sales to a large do-it-yourself home center and the consolidation of the Company's two Paint Sundry plants. In April of fiscal 2001, the Company completed its consolidation of its St Louis, Missouri operations into the expanded Manning, South Carolina plant. Management believes that this consolidation will provide almost $1 million in annual cost savings, most of which will help to increase gross profit. Business Imaging sector gross margins decreased $1.3 million (44%) during fiscal 2001. As discussed earlier, the Company's Business Imaging sales decreased during fiscal 2001 due to loss of customers from strong competition in the Company's engineering, contract sheeting and data processing product groups and the loss of business as a result of competitive bid processes for sales receipt business during fiscal 2001 and fiscal 2000.

         SELLING AND ADMINISTRATIVE EXPENSES for fiscal 2001 were down $0.3 million or 5%, compared to $7.1 million for 2000, primary due to reductions in cost for outside professional services. Additionally telephone expenses were down in fiscal 2001 from installation of communications hardware which reduced long distance telephone costs and internal network communication costs.

         FACILITY CLOSING EXPENSE was a one-time charge in fiscal 2000 associated with the closing of the Company's St. Louis distribution facility and the moving of the related inventory equipment and personnel to Manning.

         SEVERANCE EXPENSE was $0.7 million in fiscal 2000, and relates to payments due to a former executive of the Company pursuant to an employment agreement with an acquired company.

         GAINS ON ASSET SALES were $0.1 million in fiscal 2001, compared to $0.3 million for 2000, resulting from the sale of certain under-utilized equipment in the Green Bay facility.

         INTEREST AND OTHER INCOME increased $0.2 million due to the settlement of a lawsuit under which the Company had been required to indemnify a related party. The actual settlement was less than the liability previously accrued by the Company resulting in this gain.

         INCOME TAXES were 42% of pre-tax earnings in fiscal 2001, compared to 48% for fiscal 2000. The decreased rate was the result of the impact that certain non-deductible expenses, such as goodwill amortization, on the relatively low level of pre-tax income in fiscal 2000.

         BASIC AND DILUTED EARNINGS PER SHARE were $0.31 for fiscal 2001 compared to $0.12 and $0.11, respectively, in fiscal 2000. Adjusted for the after tax effects of the plant costing costs and executive severance, basic and diluted earnings per share would have been $0.32 in fiscal 2000.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         NET SALES for fiscal 2000 increased $2.6 million or 3% primarily due to increased sales of Contract Manufacturing and printing services, which increased $8.2 million or 32% over the fiscal 1999. The increased contract manufacturing sales were the result of two service agreements with a Fortune 500 consumer products company, under which the Company manufactured and packaged a household cleaning product and a facial wipe. Sales under these two agreements began in the first quarter of fiscal 1999, and ended abruptly in the second quarter of fiscal 2000. Based on customer forecasts, Company management had expected sales under the larger of these two agreements to continue through July of fiscal 2000, and the early termination had a negative impact on gross profit margins in the Contract Manufacturing sector. In addition to these two agreements, the Company also began converting paper products for a large manufacturer of wide-format printers and copiers. Volumes under this agreement are based on month-to-month purchase orders placed by the customer, and monthly sales can vary widely. Sales of the Company's Business Imaging paper products increased $1.0 million (4%) due to a combination of increased selling prices and a smaller increase in unit volume. Raw material costs increased an average of 19% for the sector, and the Company passed on a portion of those costs to its customers resulting in an increase in net sales. However, due to the frequency with which paper costs increased, and to agreements with customers under which the Company must provide advance notice of sales price increases, the Company was unable to pass through all cost increases on a timely basis resulting in diminished gross profit margins. Sales in the Company's Paint Sundry sector declined $2.2 million (10%) due primarily to lower sales to a major national paint retailer, as that customer chose to purchase its products from Asian suppliers beginning in October of 1999. Finally, no sales of Away-From-Home (AFH) products were recorded in fiscal 2000, compared to sales of $4.4 million in fiscal 1999. The Company discontinued marketing AFH products in June of fiscal 1999, and sold the assets previously used to support that sector. The manufacturing resources previously used to support production of AFH inventory were reallocated to support new Contract Manufacturing agreements which were in start-up phase at the end of fiscal 2000.

         GROSS PROFIT declined $2.2 million (17%) and margins declined to 13.8% in fiscal 2000 from 17.2% in fiscal 1999. Several factors contributed to the decline. The most significant decline occurred in the Paint Sundry sector where gross profit was down $1.9 million and margins declined from 13% in fiscal 1999 to 5% in fiscal 2000. As discussed earlier, the loss of a major customer contributed heavily to the declining gross profit. In the fourth quarter of fiscal 2000, management announced its intent to close its St. Louis facility and consolidate all Paint Sundry operations into the Company's expanded Manning, South Carolina plant. Gross profit from the sale of Business Imaging paper products declined $0.6 million (17%) due to the aforementioned increases in raw material costs which were not entirely passed through to customers. Finally, gross profit from Contract Manufacturing services increased $0.7 million, though the gross profit margin declined from 25% in fiscal 1999 to 21% in fiscal 2000. As noted earlier, the

Company's largest customer cancelled a major manufacturing agreement in the second quarter of fiscal 2000, approximately five months ahead of the scheduled termination date. The customer's internal production line was operational earlier than planned, negating their need for Tufco's services. While the Company had the right to impose financial penalties for the early termination, management elected to waive those penalties in recognition of three new manufacturing agreements which were under negotiation with this customer. The Company was eventually awarded all three of the new production agreements. The sudden decline in sales from the discontinued contract, combined with the high costs for training and start-up which the Company incurred for the three new agreements resulted in low gross profit margins in the third and fourth quarters of fiscal 2000.

         SELLING AND ADMINISTRATIVE EXPENSES for fiscal 2000 were down $0.6 million or 8%, compared to $7.7 million in 1999, principally due to costs eliminated from the discontinuance of the AFH sales and marketing sector.

         FACILITY CLOSING EXPENSE is a one-time charge associated with the closing of the Company's St. Louis distribution facility and the moving of the related inventory equipment and personnel to Manning.

         SEVERANCE EXPENSE was $0.7 million in fiscal 2000, and relates to payments due to a former executive of the Company pursuant to an employment agreement with an acquired company.

         GAINS ON ASSET SALES were $0.3 million in fiscal 2000, compared to $1.0 million in 1999, resulting from the sale of certain under-utilized printing equipment in the Green Bay facility. In fiscal 1999, most of the $1.0 million gain was the result of the sale of assets formerly used to support the AFH business sector.

         INTEREST EXPENSE decreased $0.1 million due to lower average borrowings during fiscal 2000.

         INCOME TAXES were 48% of pre-tax earnings in fiscal 2000, compared to 38% for fiscal 1999. The increased rate was the result of the impact that certain non-deductible expenses, such as goodwill amortization, on the relatively low level of pre-tax income.

         BASIC AND DILUTED EARNINGS PER SHARE were $0.12 and $0.11 respectively in fiscal 2000. Adjusted for the after tax effects of the plant costing costs and executive severance, basic and diluted earnings per share would have been $0.32.

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

FISCAL 2001 (Dollars in thousands, except per share amounts)


                                             First       Second       Third       Fourth
                                            Quarter      Quarter     Quarter     Quarter
                                            --------     --------    --------    --------
Net sales ..............................    $ 16,770     $ 21,858    $ 22,421    $ 21,078
Gross profit ...........................         528        3,359       3,436       3,062
Operating expenses .....................       1,671        1,859       1,836       1,864
Operating income (loss) ................      (1,143)       1,500       1,600       1,198
Income (loss) before income taxes ......      (1,349)       1,246       1,515       1,060
Income tax expense (benefit) ...........        (440)         477         585         425
Net income (loss) ......................        (909)         769         930         635
Earnings (loss) per share:
         Basic .........................        (.20)         .17         .20         .14
         Diluted .......................        (.20)         .17         .20         .14

FISCAL 2000 (Dollars in thousands, except per share amounts)


                                         First         Second           Third          Fourth
                                        Quarter        Quarter         Quarter         Quarter
                                     ------------    ------------    ------------    ------------
Net sales .......................    $     20,701    $     19,783    $     19,392    $     19,076
Gross profit ....................           3,654           3,417           2,038           1,802
Operating expenses ..............           1,822           2,082           1,545           3,503
Operating income (loss) .........           1,832           1,335             493          (1,701)
Income (loss) before income taxes           1,550           1,075             237          (1,842)
Income tax expense (benefit) ....             574             398             151            (630)
Net income (loss) ...............             976             677              86          (1,212)
Earnings (loss) per share:
         Basic ..................             .22             .15             .02            (.26)
         Diluted ................             .21             .15             .02            (.26)

         In the fourth quarter of fiscal 2001, sales declined slightly as compared to third quarter of fiscal 2001 especially in the Contract Manufacturing sector where the Company's largest customer implemented a new software, during which time the Company was not permitted to produce product for this customer. Fourth quarter fiscal 2001 sales increased $2.0 million or 10% from fourth quarter of fiscal 2000 mostly due to sales to a large do-it yourself home center in the Paint Sundry sector. Gross profit increased $1.3 million (70%) and margins rose to 15% from 9% in fourth quarter of fiscal 2001 compared to fiscal 2000. The increase in gross profit was mostly a result of increased sales in the Paint Sundry and Contract Manufacturing sectors mentioned earlier. As noted in the fiscal 2000 full-year sales and gross profit discussion, the Company's largest customer cancelled a major Contract Manufacturing agreement 5 months ahead of its scheduled termination. This cancellation, combined with high start-up costs incurred for three new production agreements, resulted in lower sales and gross profit in the third and fourth quarters of fiscal 2000 and first quarter of fiscal 2001. Additionally, the company accrued approximately $1.5 million in total costs for executive severance and the closing of the St. Louis distribution operation in the fourth quarter of fiscal 2000. These costs are reflected in the operating expenses in the fourth quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations decreased to $2.2 million in fiscal 2001 from $6.9 million in fiscal 2000. Cash generated from net income adjusted for non-cash expenses and gains was $4.7 million compared to $4.1 million in the prior year. In addition, accounts receivable were $1.6 million lower due to payments received from the Company's largest customer. Offsetting these gains, accounts payable decreased $3.6 million due to payments made on customer owned equipment associated with the new production agreements, which were in start-up phase, and to the timing of payment due dates relative to the last day of the fiscal 2000. The Company has an arrangement with its largest customer whereby the Company purchases and installs the customer's production equipment, and is later reimbursed by the customer, and the balance of these payments due was $1.1 and $1.8 on the last day of fiscal 2001 and 2000 respectively. Inventories increased $1.2 million in fiscal 2001 primarily due to the product launch of two new products in the Paint Sundry sector during the fiscal year.

         Cash used in investing activities totaled $1.9 million in fiscal 2001 was related to cost to expand the Manning, South Carolina plant ($1.2 million) and purchase and install production or office equipment. Cash used in investing activities totaled $6.1 million in fiscal 2000 resulting from costs incurred to expand the Company's Green Bay production facility and to purchase and install production equipment. These expenditures were partially offset by proceeds from the sale of under-utilized production equipment.

         Cash used in financing activities totaled $0.6 million and $0.6 million in fiscal 2001 and fiscal 2000 respectively, resulting from the repayment of long-term debt offset by cash received from the exercise of stock options.

         The Company's primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. As of September 30, 2001, the Company had no commitments for capital expenditures. The company anticipates making capital expenditures in fiscal 2002 of approximately $1.5 million and expects such amounts to be funded by cash from operations, bank and other financing sources.

         On August 28, 1998, the Company entered into a syndicated financing arrangement with First Union National Bank (First Union) and JP Morgan Chase Bank (formally Chase Bank of Texas, N.A.) with First Union acting as agent. Under the agreement, as amended in fiscal 2001, the Company had $3.7 million of term debt at September 30, 2001, repayable in equal quarterly payments maturing in May 2004, and up to $12.0 million under a revolving credit agreement through June 2002. In fiscal 1998, the Company paid approximately $0.1 million to its former lender to exit the prior credit agreement, principally in the form of prepayment penalties on the early repayment of term debt. Simultaneous with the refinancing, the Company entered into an interest rate swap arrangement with First Union which had the effect of creating a fixed rate of interest on the Company's term debt. As a result of this arrangement, the rate of interest on the term debt is fixed at 5.87%, plus a profit spread for the syndicated banks of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. Management believes that this hedge arrangement creates a desirable stability of future interest payments. At December 26, 2001, the Company had approximately $10.2 million in total borrowings outstanding under this agreement, with $5.0 million available under the revolving credit agreement. Management believes its operating cash flow is adequate to service its long-term obligations as of September 30, 2001, and any budgeted capital expenditures. The Company's revolving credit agreement matures in June of 2002. The Company has begun discussions with its principal lender to renew this agreement and extend its maturity. Accordingly, the portion of the revolving debt which matures June of 2002, is listed as current debt on the balance sheet.

         The credit facility is secured by substantially all of the Company's assets and contains certain restrictive covenants, including minimum required net worth, minimum required cash flow, maximum allowable indebtedness and maximum allowable capital expenditures. At September 30, 2001 and 2000, the Company was in compliance with all of its debt covenants under the credit facility.

         During the first quarter of fiscal 2000, the Company entered into a lease to own and operate a Windmoeller and Hoelscher eight color flexographic printing press. The lease is structured as an operating lease over ten years with payments totaling approximately $0.5 million annually. The Company will have the right to purchase the asset at varying points during the lease.

         The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends pursuant to the credit facility.

         The Company's allowance for uncollectible accounts receivable was $0.5 million at December 26, 2001. Management believes that this allowance is adequate to provide for losses inherent in its accounts receivable.

         Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, periodically impact the Company's inventory values and net income. This was the case in fiscal 2000 as rising paper costs had a negative impact on the Company's profit. In fiscal years 2001 and 1999, the impact of inflation was minimal on the Company's inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company's products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company's inventory and net income.

RECENTLY ISSUED ACCOUNTING STANDARDS

         SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" became effective for the Company's year beginning October 1, 2000; this Statement establishes standards for the valuation, classification and accounting of derivative instruments. As discussed in note 6 to the financial statements, accounting for the interest rate swap as a cash flow hedge under SFAS 133 resulted in a charge of $76,075 which is reported in other comprehensive income in fiscal 2001.

         SFAS 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in June 2001, includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. Although not required until October 1, 2002, SFAS No. 142 will be adopted early by the Company. Therefore, effective October 1, 2001, amortization of goodwill ($512,339, net of income tax effects, or $0.11 per diluted share in fiscal 2001) will cease and recorded goodwill will be tested for impairment under the requirements of SFAS No. 142. The Company plans to complete its initial assessment before the Company reports the results of its first quarter of fiscal 2002. Based on its preliminary evaluation, the Company estimates that, in the first quarter of fiscal 2002, a transitional goodwill impairment loss will be recognized in the range of $6 to $10 million ($5 to $7 million, net of income tax effects, or $1.08 to $1.51 per diluted share) related to the Business Imaging sector and potentially to a lesser extent to the Paint Sundries sector. These estimates may vary materially upon completion of the transitional goodwill impairment test. The transitional goodwill impairment loss, which will be presented as the cumulative effect of a change in accounting principle, is the result of a change in the evaluation criteria and methodology for goodwill to the approach stipulated in SFAS No. 142.

      SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued by the FASB in August 2001, is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS 121 with regard to the impairment of long-lived assets. The Company is in the process of evaluating the impact of the provisions of SFAS 144.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk-In August 1998, the Company entered into an interest rate swap contract as a hedge under which the interest rate on its term debt under the credit facility is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company (see Note 6 to the Company's Financial Statements). At September 30, 2001, prevailing market interest rates were lower than the fixed rate in the Company's swap agreement, and the Company would have paid a premium of $124,713 to its lender if the debt under the swap were to have been paid at that time. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined that the Company's risk of liability resulting from a material decline in interest rates over the life of the swap below the fixed level under the swap was not significant.

         Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of September 30, 2001.

         Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2001. An assessment of the risks of short-term commodity price fluctuations is set forth in Part I, Item 7 of this Form 10-K under the caption "Raw Materials and Suppliers".

         Other Relevant Market Risks-The Company does not own any marketable securities, and management is not aware of any other relevant market risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements are attached as an Appendix to this report. In addition, Selected Quarterly Financial Data is set forth in Item 7 of this Form 10-K under the caption "Selected Quarterly Financial Data".

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be included under the caption "Nominees" in the Company's definitive proxy statement relating to the Company's annual meeting to be held in 2002 (the "Proxy Statement"), which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. In addition, the information called for by Item 10 with respect to Executive Officers is set forth under Part I of this report.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

The information called for by Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the Proxy Statement.

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

         3.       Exhibits. See Exhibit Index in item 14 (c), below.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

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

           10.13      First Amendment to Credit Agreement. (6)

           10.14      Second Amendment to Credit Agreement. (7)

           21.1       Subsidiaries of the Company. (6)

           99.1 Employee Stock Purchase Agreement executed by Greg Wilemon in favor of the Company dated September 30, 2000. (Exhibit 99.1)

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

           (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

           (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

           (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

           (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(d) See Item 14(a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 27, 2001.

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


                  Signature                              Title                                    Date
                  ---------                              -----                                    ----

/s/ Louis LeCalsey, III                             President, Chief Executive Officer       December 27, 2001
-----------------------------------                 and Director (Principal Executive
Louis LeCalsey, III                                 Officer)

/s/ Robert J. Simon                                 Chairman of the Board                    December 27, 2001
-----------------------------------
Robert J. Simon


/s/ Drew W. Cook                                    Interim Chief Financial Officer,         December 27, 2001
-----------------------------------                 Chief Accounting  Officer,
Drew W. Cook                                        Corporate Controller

/s/ Samuel J. Bero                                  Director                                 December 27, 2001
-----------------------------------
Samuel J. Bero


/s/ C. Hamilton Davison Jr.                         Director                                 December 27, 2001
-----------------------------------
C. Hamilton Davison, Jr.


/s/ William J. Malooly                              Director                                 December 27, 2001
-----------------------------------
William J. Malooly


/s/ Seymour S. Preston, III                         Director                                 December 27, 2001
------------------------------------
Seymour S. Preston, III

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS - ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------


                                                                             PAGE
INDEPENDENT AUDITORS' REPORT.................................................F-2

FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of September 30, 2001 and 2000.............F-3

   Consolidated Statements of Income and Comprehensive Income
      for the Years Ended September 30, 2001, 2000, and 1999.................F-4

   Consolidated Statements of Stockholders' Equity
      for the Years Ended September 30, 2001, 2000, and 1999.................F-5

   Consolidated Statements of Cash Flows
      for the Years Ended September 30, 2001, 2000, and 1999.................F-6

   Notes to Consolidated Financial Statements................................F-7

INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
   Tufco Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Dallas, Texas
December 4, 2001

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS
                                                                           2001              2000
CURRENT ASSETS:
   Cash and cash equivalents                                           $    521,453      $    930,388
   Restricted cash                                                           32,739            31,717
   Accounts receivable - net                                             11,231,668        12,697,187
   Inventories                                                            9,063,426         7,912,482
   Prepaid expenses and other current assets                                806,388           740,383
   Income taxes receivable                                                                    560,444
   Deferred income taxes                                                    633,729           796,174
                                                                       ------------      ------------

           Total current assets                                          22,289,403        23,668,775

PROPERTY, PLANT AND EQUIPMENT - Net                                      19,203,899        20,182,838

GOODWILL - Net                                                           16,745,213        17,341,724

OTHER ASSETS - Net                                                          705,951           939,811
                                                                       ------------      ------------

TOTAL                                                                  $ 58,944,466      $ 62,133,148
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                   $  9,271,432      $  1,771,432
   Accounts payable                                                       3,395,364         6,964,711
   Accrued payroll, vacation and payroll taxes                            1,347,706         1,544,867
   Other current liabilities                                              1,166,225         1,435,450
   Income taxes payable                                                     416,328
                                                                       ------------      ------------

           Total current liabilities                                     15,597,055        11,716,460

LONG-TERM DEBT - Less current portion                                     3,188,985        11,335,704

DEFERRED INCOME TAXES                                                     2,104,882         2,502,223

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 9,000,000 shares authorized;
      4,706,341 and 4,675,019 shares issued, respectively                    47,063            46,750
   Additional paid-in capital                                            25,088,631        24,879,246
   Retained earnings                                                     13,808,727        12,383,489
   Treasury stock, 78,497 common shares at cost                            (534,045)         (534,045)
   Stockholder notes receivable                                            (280,757)         (196,679)
   Accumulated other comprehensive loss, net of tax                         (76,075)
                                                                       ------------      ------------

             Total stockholders' equity                                  38,053,544        36,578,761
                                                                       ------------      ------------

TOTAL                                                                  $ 58,944,466      $ 62,133,148
                                                                       ============      ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                                  2001              2000              1999
NET SALES                                                     $ 82,126,744      $ 78,952,268      $ 76,330,563

COST OF SALES                                                   71,741,853        68,041,438        63,224,285
                                                              ------------      ------------      ------------

GROSS PROFIT                                                    10,384,891        10,910,830        13,106,278

OPERATING EXPENSES:
   Selling, general and administrative                           6,770,424         7,106,869         7,710,124
   Amortization of goodwill                                        596,511           607,206           617,069
   Facility closing costs                                                            831,305
   Employee severance costs                                         10,218           659,950
   Property write-downs                                                               74,000
   Gain on asset sales                                            (147,359)         (327,331)       (1,047,591)
                                                              ------------      ------------      ------------

           Total                                                 7,229,794         8,951,999         7,279,602
                                                              ------------      ------------      ------------

OPERATING INCOME                                                 3,155,097         1,958,831         5,826,676

OTHER INCOME (EXPENSE):
   Interest expense                                               (960,529)         (973,583)       (1,085,511)
   Interest and other income                                       277,345            34,894            39,370
                                                              ------------      ------------      ------------


           Total                                                  (683,184)         (938,689)       (1,046,141)
                                                              ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                       2,471,913         1,020,142         4,780,535

INCOME TAX EXPENSE                                               1,046,675           493,425         1,802,216
                                                              ------------      ------------      ------------

NET INCOME                                                       1,425,238           526,717         2,978,319

OTHER COMPREHENSIVE INCOME (LOSS) -
   Net of tax:
   Interest rate swap as hedge of future variable
      interest on debt:
      Cumulative effect of implementing SFAS No. 133                39,650
      Change in fair value                                        (115,725)
                                                              ------------      ------------      ------------

           Other comprehensive loss                                (76,075)               --                --
                                                              ------------      ------------      ------------

TOTAL COMPREHENSIVE INCOME                                    $  1,349,163      $    526,717      $  2,978,319
                                                              ============      ============      ============

EARNINGS PER SHARE:
   Basic                                                      $        .31      $        .12      $        .67
                                                              ============      ============      ============

   Diluted                                                    $        .31      $        .11      $        .67
                                                              ============      ============      ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                         4,613,731         4,499,391         4,418,859
                                                              ============      ============      ============

   Diluted                                                       4,641,693         4,622,318         4,474,802
                                                              ============      ============      ============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


                                                                          COMMON STOCK
                                                   -------------------------------------------------------------
                                                             VOTING                          NONVOTING               ADDITIONAL
                                                   ----------      -----------      ----------------------------      PAID-IN
                                                     SHARES          AMOUNT           SHARES           AMOUNT         CAPITAL
BALANCES AT OCTOBER 1, 1998                         3,786,223      $    37,862          709,870      $     7,099    $23,961,301

   Exercise of employee stock options                   2,525               25                                           11,716

   Conversion of nonvoting to voting common stock     709,870            7,099         (709,870)          (7,099)

   Repayment of stockholder notes receivable

   Net income
                                                  -----------      -----------      -----------      -----------    -----------
BALANCES AT SEPTEMBER 30, 1999                      4,498,618           44,986               --               --     23,973,017

   Exercise of employee stock options                 176,401            1,764                                          906,229

   Repayment of stockholder notes receivable

   Net income
                                                  -----------      -----------      -----------      -----------    -----------

BALANCES AT SEPTEMBER 30, 2000                      4,675,019           46,750               --               --     24,879,246

   Exercise of employee stock options                  31,322              313                                          209,385

   Repayment of stockholder notes receivable

   Unrealized loss on interest rate hedge
      contract, net of tax

   Net income
                                                  -----------      -----------      -----------      -----------    -----------

BALANCES AT SEPTEMBER 30, 2001                      4,706,341      $    47,063               --      $        --    $25,088,631
                                                  ===========      ===========      ===========      ===========    ===========


                                                                                                     ACCUMULATED
                                                                                     STOCKHOLDER        OTHER          TOTAL
                                                       RETAINED      TREASURY          NOTES        COMPREHENSIVE   STOCKHOLDERS'
                                                       EARNINGS       STOCK          RECEIVABLE         LOSS            EQUITY
BALANCES AT OCTOBER 1, 1998                           $ 8,878,453   $  (534,045)     $  (100,195)   $          --   $  32,250,475

   Exercise of employee stock options                                                                                      11,741

   Conversion of nonvoting to voting common stock                                                                              --

   Repayment of stockholder notes receivable                                               5,000                            5,000

   Net income                                           2,978,319                                                       2,978,319
                                                      -----------   -----------      -----------    -------------   -------------
BALANCES AT SEPTEMBER 30, 1999                         11,856,772      (534,045)         (95,195)              --      35,245,535

   Exercise of employee stock options                                                   (106,484)                         801,509

   Repayment of stockholder notes receivable                                               5,000                            5,000

   Net income                                             526,717                                                         526,717
                                                      -----------   -----------      -----------    ------------    -------------

BALANCES AT SEPTEMBER 30, 2000                         12,383,489      (534,045)        (196,679)             --       36,578,761

   Exercise of employee stock options                                                   (109,273)                         100,425

   Repayment of stockholder notes receivable                                              25,195                           25,195

   Unrealized loss on interest rate hedge
      contract, net of tax                                                                               (76,075)         (76,075)

   Net income                                           1,425,238                                                       1,425,238
                                                      -----------   -----------      -----------    ------------    -------------

BALANCES AT SEPTEMBER 30, 2001                        $13,808,727   $  (534,045)     $  (280,757)   $    (76,075)   $  38,053,544
                                                      ===========   ===========      ===========    ============    =============


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                                                              2001             2000             1999
OPERATING ACTIVITIES:
   Net income                                                              $ 1,425,238      $   526,717      $ 2,978,319
   Noncash items in net income:
      Depreciation and amortization of property, plant and equipment         3,027,625        2,928,108        2,473,370
      Amortization of goodwill                                                 596,511          607,206          617,069
      Deferred income taxes                                                   (186,258)         (95,726)         512,800
      Increase (decrease) in allowance for doubtful accounts                  (165,240)         321,900          121,270
      Gain on asset sales                                                     (147,359)        (327,331)      (1,047,591)
      Property write-downs                                                                      153,350
   Changes in operating working capital:
      Accounts receivable                                                    1,630,759         (313,857)      (2,491,228)
      Inventories                                                           (1,150,944)         311,055         (864,788)
      Prepaid expenses and other assets                                        184,436          477,231         (453,678)
      Accounts payable                                                      (3,569,347)       3,200,685         (795,315)
      Accrued and other current liabilities                                   (466,386)        (137,468)         807,030
      Income taxes payable/receivable                                          976,772         (735,445)         110,634
                                                                           -----------      -----------      -----------

           Net cash from operations                                          2,155,807        6,916,425        1,967,892
                                                                           -----------      -----------      -----------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                               (2,071,022)      (7,072,967)      (3,129,687)
   Deposits applied to purchases of equipment                                                                    144,853
   Advances to directors and former owners                                     (16,581)         (16,581)         (45,513)
   Collection of advances to directors and former owners                                        140,750
   Proceeds from asset sales, net of transaction costs                         169,695          898,352        4,040,363
   Additional costs of Foremost acquisition                                                                     (142,000)
   (Increase) decrease in restricted cash                                       (1,022)         (11,667)             278
                                                                           -----------      -----------      -----------

           Net cash from (used in) investing activities                     (1,918,930)      (6,062,113)         868,294
                                                                           -----------      -----------      -----------

FINANCING ACTIVITIES:
   Repayment of long-term debt                                                (771,432)      (1,422,435)      (3,167,035)
   Proceeds from issuance of common stock                                      100,425          801,509           11,741
   Repayment of stockholder notes receivable                                    25,195            5,000            5,000
                                                                           -----------      -----------      -----------

           Net cash used in financing activities                              (645,812)        (615,926)      (3,150,294)
                                                                           -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (408,935)         238,386         (314,108)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                           930,388          692,002        1,006,110
                                                                           -----------      -----------      -----------

   End of year                                                             $   521,453      $   930,388      $   692,002
                                                                           ===========      ===========      ===========

SUPPLEMENTAL INFORMATION (Note 12)


See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Tufco Technologies, Inc. and its wholly owned subsidiaries (the "Company"). Significant intercompany transactions and balances are eliminated in consolidation. The Company markets its own line of business imaging paper products, tissues, towels, and wipes for public-use facilities, and performs specialty printing, custom converting, and packaging. The Company also manufactures and distributes a wide variety of consumer disposables that are sold in the home improvement and paint retailing industries.

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

      PROPERTY, PLANT AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:
      20 to 40 years for buildings, 3 to 10 years for machinery and equipment, 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures, or the lease term if shorter for leasehold improvements. Management periodically reviews asset carrying values for recoverability and, where appropriate, provides for write-downs to estimated fair value.

      GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations in fiscal 1998 and prior years, is amortized on a straight-line basis over 25 to 40 years and is stated net of accumulated amortization of $3,873,464 and $3,276,953 at September 30, 2001 and 2000, respectively. Management has continued to review the carrying values of goodwill for recoverability using estimated future cash flows (see Subsequent Accounting Change Arising From Recent Accounting Pronouncement below).

      FINANCIAL INSTRUMENTS consist of cash, receivables, payables, debt and letters of credit. Their carrying values or disclosed values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates or fixed rates approximating current rates available for similar instruments.

      DERIVATIVES consist of an interest rate swap as a hedge of variable interest on debt. This cash flow hedge is stated at estimated fair value at September 30, 2001, and changes in fair value are reported as a component of other comprehensive income.

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

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Statement of Financial Accounting Standards ("SFAS") No. 123 encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As required by SFAS No. 123, the Company discloses in
      Note 10 the pro forma effect on net income and earnings per share.

      BASIC EARNINGS PER SHARE is based on the weighted average number of common voting and nonvoting shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 27,962, 122,927, and 55,943 shares in fiscal 2001, 2000, and 1999, respectively.

      SUBSEQUENT ACCOUNTING CHANGE ARISING FROM RECENT ACCOUNTING PRONOUNCEMENT
      - SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in June 2001, includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. Although not required until October 1, 2002, SFAS No. 142 will be adopted early by the Company. Therefore, effective October 1, 2001, amortization of goodwill ($512,339, net of income tax effects, or $0.11 per diluted share in fiscal 2001) will cease and recorded goodwill will be tested for impairment under the requirements of SFAS No. 142. The Company plans to complete its initial assessment before the Company reports the results of its first quarter of fiscal 2002. Based on its preliminary evaluation, the Company estimates that, in the first quarter of fiscal 2002, a transitional goodwill impairment loss will be recognized in the range of $6 to $10 million ($5 to $7 million, net of income tax effects, or $1.08 to $1.51 per diluted share) related primarily to the Business Imaging sector and potentially to a lesser extent to the Paint Sundries sector. These estimates may vary materially upon completion of the transitional goodwill impairment test. The transitional goodwill impairment loss, which will be presented as the cumulative effect of a change in accounting principle, is the result of a change in the evaluation criteria and methodology for goodwill to the approach stipulated in SFAS No. 142.

      RECLASSIFICATIONS of certain 1999 and 2000 amounts have been made to conform to the 2001 presentation.

2.    ACCOUNTS RECEIVABLE

      Accounts receivable are stated net of allowances for doubtful accounts of $496,290 and $661,530 at September 30, 2001 and 2000, respectively. Amounts due from two Fortune 500 customers represent 47% and 49% of total accounts receivable at September 30, 2001 and 2000, respectively. Accounts receivable include $1.1 million and $1.8 million for the cost of equipment to be reimbursed by one of these customers at September 30, 2001 and 2000, respectively.

3.    INVENTORIES

      Inventories at September 30 consist of the following:

                                                                                        2001               2000
        Raw materials                                                                $  6,102,979      $  4,485,263
        Finished goods                                                                  2,960,447         3,427,219
                                                                                     ------------      ------------

        Total inventories                                                            $  9,063,426      $  7,912,482
                                                                                     ============      ============

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30 consist of the following:

                                                                                       2001                 2000
        Land and land improvements                                                 $     517,928        $     517,928
        Buildings                                                                     11,060,162            8,232,844
        Leasehold improvements                                                         1,414,650            1,555,615
        Machinery and equipment                                                       17,885,785           18,790,803
        Computer equipment and software                                                5,467,495            4,607,865
        Furniture and fixtures                                                           890,208              885,334
        Vehicles                                                                          78,280               78,280
                                                                                   -------------        -------------

                                                                                      37,314,508           34,668,669

        Less accumulated depreciation and amortization                                18,642,274           16,833,108
                                                                                   -------------        -------------

        Net depreciated value                                                         18,672,234           17,835,561

        Construction in progress                                                         531,665            2,347,277
                                                                                   -------------        -------------

        Property, plant and equipment - net                                        $  19,203,899        $  20,182,838
                                                                                   =============        =============

      Gains on asset sales in fiscal 2001 and 2000 represent disposals occurring in the normal course of business. Gains on asset sales in fiscal 1999 include $699,000 realized from the sale of equipment and inventory related to the Away-From-Home ("AFH") product line (see Note 13) and $349,000 from the sale of other equipment, primarily in the Green Bay facility.

5.    OTHER ASSETS

      Other assets at September 30 consist of the following:

                                                                                        2001                 2000
        Loan origination and other fees                                               $  446,182           $  424,323
        Less accumulated amortization                                                    284,783              231,344
                                                                                      ----------           ----------

        Subtotal                                                                         161,399              192,979

        Note receivable bearing interest at 7% to 10%, due in
           variable monthly installments through 2005                                     42,388               55,601
        Prepaid rent on leased equipment                                                 189,821              362,440
        Deposits on equipment to be acquired and other                                   114,175              127,391
        Advances to certain directors and former owners                                  188,586              172,005
        Maintenance contract                                                               9,582               21,079
        Cash value of life insurance                                                                            8,316
                                                                                      ----------           ----------

        Other assets - net                                                            $  705,951           $  939,811
                                                                                      ==========           ==========

6.    LONG-TERM DEBT

      Long-term debt at September 30 consists of the following:

                                                                                            2001             2000
        Note payable to bank, collateralized by substantially all assets of the
        Company, bearing a variable interest of 5% and 7.93% at September 30,
        2001 and 2000, respectively, fixed at 7.37% and 7.12% under an interest rate swap arrangement discussed below, installments are due quarterly at
        $380,358, with final payment due on May 1, 2004                                $   3,710,417     $   5,107,136

        Notes payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $12 million, reduced by outstanding letters of credit - see Note 8), collateralized by substantially all assets of the Company, bearing interest at a combination of 150 and 100 basis points over LIBOR or .75% below the bank's reference rate
        (effective rate of 4.71% and 8.08% at September 30, 2001 and 2000,
        respectively), payable quarterly, due on June 1, 2002, discussed below             7,500,000         6,500,000

        Variable rate (2.55% and 5.75% at September 30, 2001 and 2000, respectively) note payable underlying Industrial Development Revenue
        Bonds, collateralized by substantially all assets of the Company, due in annual installments of $250,000 beginning 2000 through 2006, interest
        payable monthly                                                                    1,250,000         1,500,000
                                                                                       -------------     -------------

        Total                                                                             12,460,417        13,107,136

        Less current portion                                                               9,271,432         1,771,432
                                                                                       -------------     -------------

        Long-term debt - less current portion                                          $   3,188,985     $  11,335,704
                                                                                       =============     =============

      Long-term debt - less current portion matures as follows:

        2003                                                $  1,896,145
        2004                                                     792,840
        2005                                                     250,000
        2006                                                     250,000
                                                            ------------

        Total                                               $  3,188,985
                                                            ============

      In 1998, the Company entered into an interest rate swap agreement, as a hedge under which the interest rate on the term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. The fair value of this cash flow hedge is estimated to be a net payable position (unrealized loss) of $124,713 at September 30, 2001, and a net receivable position (unrealized gain) of $61,000 at September 30, 2000. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective October 1, 2000, and recognized the unrealized gain at that date of $39,650, net of income tax effects, as other comprehensive income. Also, the unrealized loss of $76,075, net of income tax effects, is accrued at September 30, 2001, and the decrease in fair value of $115,725, net of income tax effects, is reported as other comprehensive loss during fiscal 2001.

      Loan agreements for all notes except those underlying the Industrial Development Revenue Bonds contain certain restrictive covenants, including requirements to maintain minimum fixed charge coverage, minimum tangible net worth, and restrictions on maximum allowable debt, capital purchases, stock purchases, mergers, and payment of dividends. The Company has a standby letter of credit for the outstanding balance associated with the Industrial Development Revenue Bonds.

      Management has begun discussions with its principal lender and believes it will reach an agreement to renew the revolving line of credit and extend its maturity, which currently is June 1, 2002.

7.    INCOME TAXES

      The tax effects of significant items composing the Company's net deferred tax liability as of September 30 are as follows:

                                                                                        2001                 2000
        Current deferred tax asset:
           Valuation allowances for accounts receivable and inventories,
              not currently deductible                                              $     402,130        $     569,298
           Inventory costs capitalized for tax purposes                                    32,978               28,399
           Vacation and severance accruals, not currently deductible                       64,711               64,711
           Other accruals, not currently deductible                                       133,910              133,766
                                                                                    -------------        -------------

        Total current assets                                                              633,729              796,174

        Noncurrent deferred tax liability:
           Accelerated tax depreciation on property and equipment                      (1,354,506)          (1,753,675)
           Accelerated tax amortization of goodwill                                    (1,015,589)            (868,640)
           Other                                                                          216,575              120,092
                                                                                    -------------        -------------

                                                                                       (2,153,520)          (2,502,223)

           Unrealized loss on interest rate swap arrangement, not currently deductible (the change in this component of deferred taxes is
           included in other comprehensive loss - see Note 6)                              48,638
                                                                                    -------------        -------------

        Total noncurrent liability - net                                               (2,104,882)          (2,502,223)
                                                                                    -------------        -------------

        Net deferred tax liability                                                  $  (1,471,153)       $  (1,706,049)
                                                                                    =============        =============

      The resulting components of income tax expense (benefit) are as follows:

                                                                            2001             2000            1999
        Current tax expense:
           Federal                                                       $  1,154,498     $  561,766      $  1,213,557
           State                                                               78,435         27,385            75,859
                                                                         ------------     ----------      ------------

        Total                                                               1,232,933        589,151         1,289,416

        Deferred tax expense (benefit):
           Federal                                                           (174,336)       (89,599)          480,011
           State                                                              (11,922)        (6,127)           32,789
                                                                         ------------     ----------      ------------

        Total                                                                (186,258)       (95,726)          512,800
                                                                         ------------     ----------      ------------

        Income tax expense                                               $  1,046,675     $  493,425      $  1,802,216
                                                                         ============     ==========      ============

      Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

                                                                 2001               2000            1999
        Federal income taxes computed at statutory rates      $    840,450      $  346,850     $  1,625,382
        State income taxes, net of federal tax benefit              43,899          14,030           71,708
        Certain goodwill amortization and other
           nondeductibles                                          155,777         161,329          157,641
        Other                                                        6,549         (28,784)         (52,515)
                                                              ------------      ----------     ------------

        Income tax expense                                    $  1,046,675      $  493,425     $  1,802,216
                                                              ============      ==========     ============

8.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in 2003, is classified as an operating lease and requires monthly rental payments of $9,255. The Company has the option of renewing the lease for a three-year period with rental amounts renegotiated. Rental expense for the lease totaled $111,060 annually for fiscal 2001, 2000, and 1999.

      The Company entered into an agreement with a third party to construct and lease a 62,000-square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. The five-year agreement is an operating lease with rental payments of $11,856 per month. The Company has three contiguous options to renew the lease for successive five-year terms beginning at the end of the fifth year. The Company also has the option of purchasing the building for $1,100,000. If the purchase and renewal options are not exercised, the Company may be required to pay the lessor a residual amount of up to $900,000, depending upon the extent, if any, that the facility's value has diminished during the lease term. A portion of the scheduled lease payments is placed in escrow and is included in restricted cash of $32,739 and $31,717 at September 30, 2001 and 2000, respectively. The Company has a standby letter of credit with its bank for the payment of the future lease obligations.

      The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in November 2001 and February 2003. The equipment leases expire on varying dates over the next five years.

      Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2001, are as follows:

        2002                                                        $  2,199,168
        2003                                                             890,436
        2004                                                             587,572
        2005                                                             553,555
        2006                                                             489,648
        Thereafter                                                     1,917,847
                                                                    ------------

        Total                                                       $  6,638,226
                                                                    ============

      Rental expense for all operating leases totaled $1,944,590, $1,675,915, and $1,270,833 for fiscal 2001, 2000, and 1999, respectively.

      COMMERCIAL LETTERS OF CREDIT - The Company has outstanding commercial import letters of credit of $0 and $105,067 as of September 30, 2001 and 2000, respectively. These letters of credit collateralize the Company's obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $750,000 and $644,933 available at September 30, 2001 and 2000, respectively.

      LITIGATION - The Company is subject to lawsuits, investigation and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

9.    PROFIT SHARING PLANS

      The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of employees' contributions. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan totaled $175,585, $200,131, and $268,657 for fiscal 2001, 2000, and 1999, respectively.

10.   STOCKHOLDERS' EQUITY

      NONVOTING COMMON STOCK AND PREFERRED STOCK - Each record holder of nonvoting common stock was entitled at any time to convert any or all of such shares into the same number of shares of voting common stock. During fiscal 1999, the holders of all 709,870 shares of nonvoting common stock exercised their right to convert the shares to voting common stock. At September 30, 2001 and 2000, the Company has authorized and unissued 2,000,000 shares of $.01 par value nonvoting common stock and 1,000,000 shares of $.01 par value preferred stock.

      STOCK COMPENSATION ARRANGEMENTS - The Non-Qualified Stock Option Plan currently reserves 650,000 shares of common stock for grants to selected employees through April 30, 2002, and provides that the price and exercise period be determined by the board of directors. Options vest primarily over three years and expire five years from date of grant. During fiscal 2001, 2000, and 1999, options to purchase 0, 200,000, and 70,000 shares, respectively, of voting common stock were granted.

      The Non-Employee Director Stock Option Plan for nonemployee members of the board of directors reserves 200,000 shares of common stock for grants through March 2004 and provides that the purchase price be fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal 2001, 2000, and 1999, options to purchase 15,000, 15,000, and 8,000 shares, respectively, of voting common stock were granted.

      The following information summarizes the shares subject to options:

                                                                                            WEIGHTED AVERAGE EXERCISE
                                                               NUMBER OF SHARES                  PRICE PER SHARE
                                                      --------------------------------     ---------------------------
                                                        2001        2000        1999        2001       2000      1999
        Options outstanding, beginning of year         476,805     445,306     412,441     $ 8.20     $ 6.63    $ 6.69

        Granted                                         15,000     215,000      78,000       7.38       8.91      6.92

        Exercised                                      (31,322)   (176,401)     (2,525)      6.78       5.15      4.65

        Terminated                                     (17,083)     (7,100)    (42,610)      8.60       8.55      7.41
                                                      --------    --------    --------

        Options outstanding, end of year               443,400     476,805     445,306       8.23       8.20      6.63
                                                      ========    ========    ========

        Options exercisable, end of year               335,067     281,138     311,639       7.94       7.74      6.14
                                                      ========    ========    ========

        Reserved for future options at September
         30, 2001                                      406,600
                                                      ========

      The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2001:

                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           -----------------------------------------             ----------------------
                                             WEIGHTED
                                              AVERAGE        WEIGHTED                          WEIGHTED
            RANGE OF                         REMAINING       AVERAGE                           AVERAGE
            EXERCISE         NUMBER OF      CONTRACTUAL      EXERCISE            NUMBER OF     EXERCISE
             PRICES           SHARES           LIFE            PRICE              SHARES         PRICE
          $4.50 - 7.00        140,500        1.8 years         $6.80              140,500       $6.80
          7.00 - 10.00        302,900        3.3 years          8.90              194,567        8.77
                             --------                                            --------

          4.50 - 10.00        443,400        2.8 years          8.23              335,067        7.94
                             ========                                            ========

      The Company applies APB No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the option exercise price. SFAS No. 123 prescribes a method to record compensation cost at the fair value of the options granted. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in fiscal 2001, 2000 and 1999 are presented below.

                                                   2001              2000            1999
        Net income:
           As reported                         $  1,425,238    $    526,717      $  2,978,319
           Pro forma                              1,212,817         248,235         2,807,000

        Basic earnings per share:
           As reported                                  .31             .12               .67
           Pro forma                                    .27             .06               .63

        Diluted earnings per share:
           As reported                                  .31             .11               .67
           Pro forma                                    .27             .05               .63

      In the pro forma calculations, the weighted average fair value of options granted during 2001, 2000 and 1999 was estimated at $4.18, $3.55, and $3.18 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates of 5% for all years; dividend yield of 0.0% for all years; expected lives of four to five years; and expected volatility of 50% for all years, based on the historical weekly trading ranges of the Company's stock since its initial public offering in January 1994.

      In fiscal 2001 and 2000, the Company received notes from various employees to facilitate the exercise of employee stock options. The notes receivable with recourse bear interest at 8.5% interest payable annually. All notes receivable outstanding at September 30, 2001, are due to be repaid in 2002. The outstanding balances of $280,757 and $196,679 at September 30, 2001 and 2000, respectively, are presented as a reduction of stockholders' equity.

11.   RELATED-PARTY TRANSACTIONS

      The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $275,841, $357,353, and $251,161 for fiscal 2001, 2000, and 1999, respectively.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

      The following is provided as supplemental information to the consolidated statements of cash flows:

                                                         2001               2000            1999
        Interest paid                                 $ 1,005,357       $   965,823      $ 1,125,346
                                                      ===========       ===========      ===========

        Income taxes paid, net of refunds             $   256,161       $ 1,324,596      $ 1,178,782
                                                      ===========       ===========      ===========

13.   MAJOR CUSTOMER AND SEGMENT INFORMATION

      Two significant customers, which are Fortune 500 companies, accounted for the following percentages of total sales:

                                                                                 2001            2000            1999
        Customer A - related to the Contract Manufacturing sector                  30%             20%             10%

        Customer B - primarily concentrated in the Paint Sundries sector           16              12              10

      The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing, and related services on these types of products. The Company does, however, separate its operations and prepare information for management use by the market sectors aligned with the Company's products and services. Such market sector information is summarized below. The Contract Manufacturing sector provides services to large national consumer products companies while the remaining sectors manufacture and distribute products ranging from paper goods to paint sundries. Accounts receivable, goodwill and certain other assets historically have not been assigned to specific sectors and, therefore, are included in the intersector column below. In June 1999, the Company sold its equipment and inventory related to its AFH products and services, and has ceased selling into this market sector.

                                                              CONTRACT       BUSINESS         PAINT
              FISCAL 2001                                   MANUFACTURING     IMAGING        SUNDRIES     INTERSECTOR  CONSOLIDATED
        Net sales                                           $  40,756,337   $20,799,093    $20,571,314    $        --  $ 82,126,744

        Gross profit                                            6,545,221     1,641,415      2,198,255                   10,384,891

        Operating income (loss)                                 5,027,165       107,511        (62,297)    (1,917,282)    3,155,097

        Assets:
           Inventories                                            867,410     3,374,511      4,821,505                    9,063,426
           Property, plant and
              equipment - net                                   9,222,346     5,655,760      1,802,220      2,523,573    19,203,899
           Accounts receivable and other
              (including goodwill)                                                                         30,677,141    30,677,141
                                                            -------------   -----------    -----------    -----------  ------------

           Total assets                                     $  10,089,756   $ 9,030,271    $ 6,623,725    $33,200,714  $ 58,944,466
                                                            =============   ===========    ===========    ===========  ============


                                                              CONTRACT       BUSINESS         PAINT
              FISCAL 2000                                   MANUFACTURING     IMAGING        SUNDRIES     INTERSECTOR  CONSOLIDATED
        Net sales                                           $  34,242,390   $25,899,580    $18,810,298    $        --  $ 78,952,268

        Gross profit                                            7,136,712     2,923,252        850,866                   10,910,830

        Operating income (loss)                                 5,795,483     1,229,916     (2,237,357)    (2,829,211)    1,958,831

        Assets:
           Inventories                                            884,335     3,764,341      3,263,806                    7,912,482
           Property, plant and
              equipment - net                                   9,917,431     6,526,344        827,470      2,911,593    20,182,838
           Accounts receivable and other
              (including goodwill)                                                                         34,037,828    34,037,828
                                                            -------------   -----------    -----------    -----------  ------------

           Total assets                                     $  10,801,766   $10,290,685    $ 4,091,276    $36,949,421  $ 62,133,148
                                                            =============   ===========    ===========    ===========  ============


                                                  AWAY        CONTRACT       BUSINESS        PAINT
             FISCAL 1999                       FROM HOME    MANUFACTURING     IMAGING       SUNDRIES      INTERSECTOR  CONSOLIDATED
        Net sales                              $4,422,160   $  25,987,095   $24,965,919    $20,955,389    $        --  $ 76,330,563

        Gross profit                              431,603       6,393,221     3,499,667      2,781,787                   13,106,278

        Operating income (loss)                   429,979       5,636,946     1,272,918        195,474     (1,708,641)    5,826,676

        Assets:
           Inventories                                          1,013,403     3,781,685      3,453,788                    8,248,876
           Property, plant and
              equipment - net                                   7,167,498     7,076,601        644,440      1,748,217    16,636,756
           Accounts receivable and other
              (including goodwill)                                                                         34,195,157    34,195,157
                                               ----------   -------------   -----------    -----------    -----------  ------------

           Total assets                        $       --   $   8,180,901   $10,858,286    $ 4,098,228    $35,943,374  $ 59,080,789
                                               ==========   =============   ===========    ===========    ===========  ============


      In fiscal 2000, the Company announced its intent and began to consolidate the Paint Sundries operations in Manning, South Carolina, and accrued at September 30, 2000, the estimated asset write-downs and other costs of approximately $831,000 to close its St. Louis facility as part of that consolidation. In fiscal 2001, the consolidation was completed, the estimated liabilities were paid substantially as accrued, and there is no remaining liability at September 30, 2001.

                                     ******

                                 EXHIBIT INDEX

(c)      Exhibit
         Number            Description
         -------           -----------
         2.1      Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the "Company"), Charles
                  Cobaugh and James Barnes (filed as exhibit 2.1 to the
                  Company's Form 8-K dated November 13, 1997 filed with the
                  Commission on November 26, 1997 file number 0-21018,
                  incorporated by reference herein).
         3.1      Restated Certificate of Incorporation (1) (Exhibit 3.1)
         3.2      Bylaws (1) (Exhibit 3.2)
         10.1     Stock Purchase and Contribution Agreement, dated as of
                  February 25, 1992, among the Company, Tufco Industries, Inc.
                  ("Tufco"), and the Stockholders of Tufco. (1) (Exhibit 10.1)
         10.2     Amended and Restated Consulting Agreement with Bradford
                  Investment Partners, L.P. (3) (Exhibit 10)
         10.3     Loan Agreement, dated May 1, 1992, between the Village of
                  Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)
         10.4     1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)
         10.5     Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)
         10.6     1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
                  10.19)
         10.7     Amended Employment Agreement with Greg Wilemon, dated
                  September 18, 1995. (4) (Exhibit 10.11)
         10.8     Lease Agreement, dated as of March 1, 1995, between Bero,
                  Garland, Gebhardt and McClure, a Wisconsin partnership, and
                  Tufco. (4) (Exhibit 10.13)
         10.9     Lease Agreement dated as of April 1, 1996, between Bero,
                  Garland, Gebhardt and McClure, a Wisconsin partnership, and
                  Tufco. (5) (Exhibit 10.15)
         10.10    Employment Agreement with Louis LeCalsey, III dated September
                  19, 1996. (5) (Exhibit 10.18)
         10.11    Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998. (6)
         10.12    ISDA Master Agreement and Schedule to the Master Agreement
                  dated as of July 30, 1998 between First Union National Bank and Tufco, L.P. (6)
         10.13    First Amendment to Credit Agreement. (6)
         10.14    Second Amendment to Credit Agreement. (7)
         21.1     Subsidiaries of the Company. (6)
         99.1     Employee Stock Purchase Agreement executed by Greg Wilemon in favor of the Company dated September 30, 2000. (Exhibit
                  99.1)

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

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

         (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.