Form 10-Q
period 2001-12-31
TUFCO TECHNOLOGIES INC
filed 2002-02-14
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended December 31, 2001
                                               -----------------


                         Commission file number 0-21018
                                                -------


                            TUFCO TECHNOLOGIES, INC.

              Delaware                                    39-1723477
  ---------------------------------              ----------------------------
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

         Yes  X   No
             ---     ---

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                           Class                           Outstanding at February 14, 2002
                           -----                           --------------------------------
         Common Stock, par value $0.01 per share                    4,627,844

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                        Number
                                                                                        ------
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2001 and September 30, 2001                                 3

                  Condensed Consolidated Statements of Operations for the three
                  months ended December 31, 2001 and 2000                                  4

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended December 31, 2001 and 2000                                  5

                  Notes to Condensed Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       14


PART II: OTHER INFORMATION                                                                15

SIGNATURES                                                                                16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        December 31,      September 30,
                                                                            2001              2001
                                                                        ------------      -------------
                                          Assets

CURRENT ASSETS:
   Cash and cash equivalents ......................................     $  1,081,283      $     521,453
   Restricted cash ................................................           12,679             32,739
   Accounts receivable, net .......................................        9,978,987         11,231,668
   Inventories ....................................................        9,036,109          9,063,426
   Prepaid expenses and other current assets ......................          757,563            806,388
   Deferred income taxes ..........................................          633,729            633,729
   Income taxes receivable ........................................            2,894                 --
                                                                        ------------      -------------
        Total current assets ......................................       21,503,244         22,289,403


   PROPERTY, PLANT AND EQUIPMENT-Net ..............................       18,552,610         19,203,899
   GOODWILL-Net ...................................................       16,745,213         16,745,213
   OTHER ASSETS-Net ...............................................          658,010            705,951
                                                                        ------------      -------------
   TOTAL ..........................................................     $ 57,459,077      $  58,944,466
                                                                        ============      =============

                            Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ..............................     $  8,771,432      $   9,271,432
   Accounts payable ...............................................        4,414,661          3,395,364
   Accrued payroll, vacation and payroll taxes ....................          766,038          1,347,706
   Other current liabilities ......................................          947,250          1,166,225
   Income taxes payable ...........................................               --            416,328
                                                                        ------------      -------------
        Total current liabilities .................................       14,899,381         15,597,055

LONG-TERM DEBT- Less current portion ..............................        2,800,720          3,188,985
DEFERRED INCOME TAXES .............................................        2,107,966          2,104,882

STOCKHOLDERS' EQUITY:
   Common Stock; $.01 par value; 9,000,000 shares authorized;
       4,706,341 shares issued ....................................           47,063             47,063
   Additional paid-in capital .....................................       25,088,631         25,088,631
   Retained earnings ..............................................       13,401,369         13,808,727
   Treasury stock, 78,497 common shares, at cost ..................         (534,045)          (534,045)
   Stock purchase plan notes ......................................         (280,757)          (280,757)
   Accumulated other comprehensive loss, net of tax ...............          (71,251)           (76,075)
                                                                        ------------      -------------
        Total stockholders' equity ................................       37,651,010         38,053,544
                                                                        ------------      -------------
   TOTAL ..........................................................     $ 57,459,077      $  58,944,466
                                                                        ============      =============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               December 31,
                                                     ------------------------------
                                                         2001              2000
                                                     ------------      ------------
NET SALES ......................................     $ 17,263,662      $ 16,769,992

COST OF SALES ..................................       15,904,952        16,241,562
                                                     ------------      ------------

GROSS PROFIT ...................................        1,358,710           528,430

OPERATING EXPENSES:

Selling, general and administrative ............        1,832,394         1,661,196

Amortization of goodwill .......................               --           149,128

Gain on asset sales ............................             (179)         (139,310)
                                                     ------------      ------------
OPERATING LOSS .................................         (473,505)       (1,142,584)

OTHER INCOME (EXPENSE):

   Interest expense ............................         (144,884)         (236,395)

   Interest and other income ...................           20,124            29,784
                                                     ------------      ------------

LOSS BEFORE INCOME TAXES .......................         (598,265)       (1,349,195)

INCOME TAX BENEFIT .............................         (190,907)         (440,152)
                                                     ------------      ------------

NET LOSS .......................................     $   (407,358)     $   (909,043)
                                                     ============      ============


LOSS PER SHARE:
    Basic ......................................     $      (0.09)     $      (0.20)
    Diluted ....................................     $      (0.09)     $      (0.20)

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ......................................        4,627,844         4,603,189
    Diluted ....................................        4,627,844         4,603,189



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               THREE MONTHS ENDED
                                                                                                  December 31,
                                                                                        ------------------------------
                                                                                            2001              2000
                                                                                        ------------      ------------
OPERATING ACTIVITIES:
   Net Loss .......................................................................     $   (407,358)     $   (909,043)
   Noncash items in net loss:

      Depreciation and amortization ...............................................          779,221           905,858
      Provision for bad debts .....................................................           50,000                (1)
      Gain on asset sales .........................................................             (179)         (139,310)
    Changes in operating working capital:
      Accounts receivable .........................................................        1,202,681           570,531
      Inventories .................................................................           27,317        (1,163,458)
      Prepaid expenses and other assets ...........................................          108,811           (64,450)
      Accounts payable ............................................................        1,019,297         2,224,151
      Accrued and other current liabilities .......................................         (800,643)         (313,290)
      Income taxes payable/receivable .............................................         (419,222)         (439,891)
                                                                                        ------------      ------------
    Net cash from operations ......................................................        1,559,925           671,097

INVESTING ACTIVITIES:
   Additions to property, plant and equipment .....................................         (128,469)         (893,482)
   Proceeds from disposition of property, plant and equipment .....................              716           158,000
   Increase in advances to stockholders ...........................................          (12,045)          (10,445)
   Decrease in restricted cash ....................................................           20,060            19,826
                                                                                        ------------      ------------

   Net cash used in investing activities ..........................................         (119,738)         (726,101)

FINANCING ACTIVITIES:
   Issuance of long-term debt .....................................................               --           869,642
   Repayment of long-term debt ....................................................         (880,357)               --
   Decrease in stock purchase plan notes ..........................................               --            25,195
   Issuance of common stock .......................................................               --            64,126
                                                                                        ------------      ------------
   Net cash (used in) from financing activities ...................................         (880,357)          958,963
                                                                                        ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................          559,830           903,959
CASH AND CASH EQUIVALENTS:
  Beginning of period .............................................................          521,453           930,388
                                                                                        ------------      ------------
  End of period ...................................................................     $  1,081,283      $  1,834,347
                                                                                        ============      ============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


 1.      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month period are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company's condensed consolidated balance sheet at September 30, 2001, was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt SFAS No. 144, effective October 1, 2001. The Company is in the process of evaluating the impact, if any, the adoption of SFAS No. 144 will have on its consolidated financial statements.

         RECLASSIFICATIONS

         Certain amounts previously reported have been reclassified to conform to the current presentation.

2.       GOODWILL

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The expected goodwill impairment charge discussed below is the result of the change in the accounting method for determining the impairment of goodwill.

         In connection with the adoption of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. Management believes that there will be an impairment charge for the goodwill recorded at the Business Imaging Sector and to a lesser extent the Paint Sundry sector which is not expected to exceed $10 million ($7 million, net of income tax effects, or $1.51 per diluted share). The amount of the impairment charge cannot be reasonably estimated at December 31, 2001 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. The carrying values of goodwill at the Contract Manufacturing, Business Imaging and Paint Sundries segments at December 31, 2001 were $4,281,759, $7,925,269 and $4,538,185 respectively.

         As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following table reconciles the reported net loss and basic and diluted loss per share to that which would have resulted for the three months ended December 31, 2000 if SFAS No. 142 had been adopted effective October 1, 2000.

         Net loss as reported...............................      $  (909,043)
                  Goodwill amortization, net of tax.........          128,085
                                                                  -----------
         Pro forma net loss.................................      $  (780,958)
                                                                  ===========

         Basic and diluted loss per share:
                  As reported...............................      $      (.20)
                  Pro forma.................................      $      (.17)

3.       COMPREHENSIVE LOSS

         Comprehensive loss for the three months ended December 31, 2001 was $(402,534) compared to comprehensive loss of $(911,094) for the three months ended December 31, 2000.

4.       INVENTORIES

         Inventories consist of the following:

                                                        December 31,   September 30,
                                                            2001           2001
                                                        ------------   -------------
                  Raw materials......................   $  6,322,860    $  6,102,979
                  Finished goods.....................      2,713,249       2,960,447
                                                        ------------   -------------

                  Total inventories..................   $  9,036,109   $   9,063,426
                                                        ============   =============

5.       SEGMENT INFORMATION

         The Company manufactures and distributes paint sundry products, custom paper-based non-woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepare information for management use by the market sectors aligned with the Company's products and services. Such market sector information is summarized below. The Contract Manufacturing sector provides services to large national consumer products companies while the remaining sectors manufacture and distribute products ranging from paper goods to paint sundries. Accounts receivable and certain other assets historically have not been assignable to specific sectors and, therefore, are included in the intersector column below.


THREE MONTHS ENDED              CONTRACT          BUSINESS           PAINT
 DECEMBER 31, 2001            MANUFACTURING        IMAGING          SUNDRIES        INTERSECTOR      CONSOLIDATED
Net Sales                      $  6,936,752     $  5,121,155      $  5,205,755     $         --      $ 17,263,662

Gross Profit                        395,826          276,626           686,258               --         1,358,710

Operating Income (loss)              48,987          (75,277)          114,821         (562,036)         (473,505)

Assets:
    Inventories                   1,368,232        2,862,128         4,805,749               --         9,036,109
    Property, plant and
      equipment-net               8,965,191        5,440,115         1,773,531        2,373,773        18,552,610
   Goodwill-net                   4,281,759        7,925,269         4,538,185               --        16,745,213
   Accounts receivable
      and other                                                                      13,125,145        13,125,145
                               ------------     ------------      ------------     ------------      ------------

  Total assets                 $ 14,615,182     $ 16,227,512      $ 11,117,465     $ 15,498,918      $ 57,459,077
                               ============     ============      ============     ============      ============

THREE MONTHS ENDED              CONTRACT          BUSINESS            PAINT
 DECEMBER 31, 2000            MANUFACTURING        IMAGING           SUNDRIES        INTERSECTOR       CONSOLIDATED
Net Sales                      $  7,120,175      $  5,201,469      $  4,448,348      $         --      $ 16,769,992

Gross Profit (loss)                (203,774)          387,131           345,073                --           528,430

Operating loss                     (620,302)          (34,175)         (172,184)         (315,923)       (1,142,584)

Assets:
    Inventories                   1,544,744         4,565,600         2,965,596                --         9,075,940
    Property, plant and
      equipment-net               9,855,777         6,268,610         1,302,878         2,883,059        20,310,324
   Goodwill-net                   4,387,337         8,105,636         4,699,623                --        17,192,596
    Accounts receivable
      and other                          --                --                --        17,515,068        17,515,068
                               ------------      ------------      ------------      ------------      ------------

  Total assets                 $ 15,787,858      $ 18,939,846      $  8,968,097      $ 20,398,127      $ 64,093,928
                               ============      ============      ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION:

         Tufco Technologies, Inc. has manufacturing operations in Green Bay, WI, Dallas, TX, Newton, NC and Manning, SC as well as a sales office in St. Louis, MO.

         The Company, through its wholly owned subsidiaries, provides diversified Contract Manufacturing and specialty printing services, manufactures and distributes Business Imaging paper products and distributes Paint Sundry products used in home improvement projects.

         The Company normally operates at lower operating levels during the first and second quarters of its fiscal year which ends September 30. This occurs because of the seasonal demand for certain Contract Manufacturing printed products displaying a holiday theme as well as products which are used by customers in conjunction with end-of-year activities. These products are normally shipped during the Company's fourth fiscal quarter. Demand for its Paint Sundry products is generally lower during the first and second fiscal quarters as cold weather restricts the amount of new construction and remodeling projects that require the Company's products. Point of sale Business Imaging products peak during second and fourth quarters due to seasonal demand for products related to end-of-year holiday activities and due to summer vacation activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):


                                   Three Months Ended    Period-to-Period Change
                                     December 31,
                                ---------------------
                                  2001         2000        $                %
                                --------     --------    ------          ------
Net Sales                       $ 17,264     $ 16,770       494               3

Gross Profit                       1,359          528       831             157
                                     7.9%         3.1%

Operating Expenses                 1,832        1,671       161              10
                                    10.6%        10.0%

Operating Loss                      (474)      (1,143)      669              58
                                    (2.7)%       (6.8)%

Interest Expense                     145          236       (91)            (39)
                                     0.8%         1.4%

Net Loss                        $   (407)    $   (909)      502              55
                                    (2.4)%       (5.4)%

         The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                     Three Months Ended
                                                          December 31,
                                            -------------------------------------
                                                  2001                 2000
                                            -----------------   -----------------
                                                       % of                % of     Period-to-Period Change
                                             Amount    Total     Amount    Total      $                 %
                                            --------  -------   --------  -------   -----             -----
           Net Sales
Contract manufacturing and printing         $  6,937       40%  $  7,120       42%   (183)               (3)%
Business imaging paper products                5,121       30      5,202       31     (81)               (2)
Paint sundry products                          5,206       30      4,448       27     758                17
                                            --------  -------   --------  -------   -----             -----
Net sales                                   $ 17,264      100%  $ 16,770      100%  $ 494                 3%
                                            ========  =======   ========  =======   =====             =====

                                                   Margin                  Margin     Period-to-Period Change
                                        Amount        %        Amount         %          $           %
                                        ------     ------      ------      ------      ------     ------
       Gross Profit (loss)
Contract manufacturing and printing     $  396          6%     $ (204)         (3)%       600        294%
Business imaging paper products            277          5         387           7        (110)       (28)
Paint sundry products                      686         13         345           8         341         99
                                        ------     ------      ------      ------      ------     ------

Gross profit                            $1,359          8%     $  528           3%     $  831        157%
                                        ======     ======      ======      ======      ======     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

NET SALES:

Net sales increased $0.5 million (3%) to $17.3 million due primarily to higher sales of Paint Sundry products (up $0.8 million or 17%). New product portfolios launched by the Paint Sundry sector during fiscal 2001 accounted for most of the $0.8 million increase. Contract Manufacturing sales declined 3% due to strong competition from numerous suppliers of converting services to produce branded sheeting, copier papers and engineering rolls for OEM customers and who compete primarily on low pricing for a declining market of available sales. Business Imaging product sales declined slightly (2%)as a result of both this price based competition as well as the recent economic downturn that has continued from 2001. For Contract Manufacturing, the Company is dependent on unit volume projections provided by its customers and demand generated by the customers' consumer base. Management believes that the Contract Manufacturing sector will continue to be impacted by the recession at least through second quarter of fiscal 2002, but believes some of this decline in sales will be offset by seasonal increases in the Paint Sundry sector.

GROSS PROFIT:

Gross profit increased $0.8 million (157%) in first quarter of fiscal 2002 compared to this period last year. This increase came primarily from the Contract Manufacturing sector for which gross profit rose $0.6 million (294%). This was a result of relatively high start-up costs for training, staffing, and qualifying two manufacturing lines in first quarter of fiscal 2001 in the Contract Manufacturing sector which did not repeat in fiscal 2002. These projects incurred costs during first quarter of fiscal 2001, but didn't enter the commercial operations phase until second quarter of fiscal 2001. The Paint Sundry sector gross profit increased $0.3 million (99%) as a result of increased sales mentioned above and a reduction of costs as a result of the Company completing the consolidation of the St. Louis, Missouri operations into its expanded Manning, South Carolina plant in fiscal 2001. Gross profit in the Business Imaging sector declined $0.1 million (28%) due to lower sales and continued strong competition from numerous suppliers driving prices down in this sector.

OPERATING EXPENSES:

Operating expenses increased $0.2 million (10%) mostly due to increased costs of health care benefits offered to employees of the Company and an increase in bad debt reserves following the bankruptcy of a large discount retail store chain. Additionally, selling expenses increased first quarter of fiscal 2002, over first quarter fiscal 2001, as certain vacant positions were not filled until second quarter of fiscal 2001.

OPERATING INCOME:

Operating losses declined $0.7 million (58%) compared to last year. The decline was primarily the result of relatively high cost for qualifying two manufacturing lines during first quarter fiscal 2001 for the Contract Manufacturing sector and cost reductions achieved as a result of completing the consolidation of the St Louis, Missouri operations into the Company's expanded Manning, South Carolina plant. Additionally, as the result of implementation of SFAS No. 142 mentioned earlier, the Company no longer records goodwill amortization expense which was $0.1 million in the first quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

INTEREST EXPENSE:

Interest expense was $0.1 million lower compared to last year due to $0.9 million reduction in debt and lower interest rates during first quarter of fiscal 2002.

NET INCOME AND EARNINGS PER SHARE:

The Company reported a net loss of $0.4 million (per share: $0.09-basic and diluted) versus net loss of $0.9 million (per share: $0.20 basic and diluted) for the same period one year ago. The decline was mostly due to higher sales and lower costs in the Contract Manufacturing and Paint Sundry sectors compared to first quarter of fiscal 2001.

ACCOUNTING CHANGE:

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. In addition, this standard requires that companies evaluate all goodwill for impairment. Upon completion of this evaluation, the Company anticipates recording a charge in an amount not expected to exceed $10 million ($7 million, net of income tax effects, or $1.51 per diluted share) in fiscal 2002 for the goodwill recorded at the Business Imaging sector and potentially to a lesser extent to the Paint Sundries sector.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generated $1.6 million in cash from operations for first quarter of fiscal 2002, compared to $0.7 million for the same period last year. The net loss, plus non-cash items, aggregated $0.4 million, an improvement over the $(0.2) million for the same period last year. The Company used $0.8 million of cash to reduce accrued liabilities mostly related to payroll and benefits and used $0.4 million to pay income taxes. Offsetting these uses of cash, the Company generated $1.2 million in cash flow due to the collection of accounts receivable and $1.0 million due to increases in accounts payable.

Net cash used in investing activities was $0.1 million for the first quarter of fiscal 2002 which was due mostly to upgrade computer equipment and data collection equipment.

Net cash used in financing activities was $0.9 million for the first quarter of fiscal 2002 due to repayment of long-term debt.

As of February 14, 2002, the Company had approximately $5.5 million available under its revolving credit line. According to the terms of its credit facility with its lenders, the Company is required to maintain certain financial and operational covenants. During the first quarter of fiscal 2002, the Company was in compliance with all of its debt covenants under the credit facility. The Company's revolving credit agreement matures in June 2002. The Company has begun discussions with its principal lender to renew this agreement and extend its maturity. Accordingly, the portion of the revolving debt which matures in June 2002, is listed as current debt on the balance sheet.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 20 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that as of December 31, 2001, there has been no material change to this information.


FORWARD LOOKING STATEMENTS:

Management's discussion of the Company's 2002 quarterly periods in comparison to 2001, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

PART II.  OTHER INFORMATION

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



                            TUFCO TECHNOLOGIES, INC.



Date:         February 14, 2002     /s/ Louis LeCalsey, III
                                    --------------------------------------------
                                    Louis LeCalsey, III
                                    President and Chief Executive Officer





Date:         February 14, 2002     /s/ Drew W. Cook
                                    --------------------------------------------
                                    Drew W. Cook
                                    Chief Financial Officer/Chief Accounting
                                    Officer, Corporate Controller