Form 10-Q
period 2002-03-31
TUFCO TECHNOLOGIES INC
filed 2002-05-13
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2002

                                   ----------

                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

             Delaware                                          39-1723477
----------------------------------                     -------------------------
 (State of other jurisdiction of                         (IRS Employer ID No.)
  incorporation of organization)


                     4800 Simonton Road, Dallas, Texas 75244
                   -------------------------------------------
                    (Address of principal executive offices)

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

         Yes    X    No
               ---     ---

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                Class                                Outstanding at May 13, 2002
                -----                                ---------------------------

Common Stock, par value $0.01 per share                       4,627,844

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2002 and September 30, 2001                                   3

             Condensed Consolidated Statements of Operations for the three
             months and six months ended March 31, 2002 and 2001                     4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended March 31, 2002 and 2001                                5

             Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 18


PART II: OTHER INFORMATION                                                          19

SIGNATURES                                                                          20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         March 31,       September 30,
                                                                           2002               2001
                                                                      -------------      -------------
                                     Assets

CURRENT ASSETS:
   Cash and cash equivalents ....................................     $     860,311      $     521,453
   Restricted cash ..............................................            33,019             32,739
   Accounts receivable, net .....................................        11,292,151         11,231,668
   Inventories ..................................................         7,343,347          9,063,426
   Prepaid expenses and other current assets ....................           808,631            806,388
   Deferred income taxes ........................................           633,729            633,729
   Income taxes receivable ......................................            99,029                 --
                                                                      -------------      -------------
        Total current assets ....................................        21,070,217         22,289,403


PROPERTY, PLANT AND EQUIPMENT-Net ...............................        17,046,074         19,203,899
GOODWILL -Net ...................................................        10,345,213         16,745,213
OTHER ASSETS- Net ...............................................           600,987            705,951
                                                                      -------------      -------------
TOTAL ...........................................................     $  49,062,491      $  58,944,466
                                                                      =============      =============


                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ............................     $   7,771,432      $   9,271,432
   Accounts payable .............................................         4,275,495          3,395,364
   Accrued payroll, vacation and payroll taxes ..................         1,126,106          1,347,706
   Other current liabilities ....................................           916,880          1,166,225
   Income taxes payable .........................................                --            416,328
                                                                      -------------      -------------
        Total current liabilities ...............................        14,089,913         15,597,055

LONG-TERM DEBT- Less current portion ............................         1,804,434          3,188,985
DEFERRED INCOME TAXES ...........................................           373,179          2,104,882

STOCKHOLDERS' EQUITY:
   Common Stock; $.01 par value; 9,000,000 shares authorized;
       4,706,341 shares issued ..................................            47,063             47,063
   Additional paid-in capital ...................................        25,088,631         25,088,631
   Retained earnings ............................................         8,400,509         13,808,727
   Treasury stock, 78,497 common shares, at cost ................          (534,045)          (534,045)
   Stock purchase plan notes ....................................          (157,247)          (280,757)
   Accumulated other comprehensive loss, net of tax .............           (49,946)           (76,075)
                                                                      -------------      -------------
        Total stockholders' equity ..............................        32,794,965         38,053,544
                                                                      -------------      -------------
   TOTAL ........................................................     $  49,062,491      $  58,944,466
                                                                      =============      =============


           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               March 31,                             March 31,
                                                  --------------------------------      --------------------------------
                                                       2002               2001               2002               2001
                                                  -------------      -------------      -------------      -------------
NET SALES ...................................     $  18,406,725      $  21,858,024      $  35,670,387      $  38,628,016
COST OF SALES ...............................        16,046,916         18,498,652         31,951,868         34,740,214
                                                  -------------      -------------      -------------      -------------
GROSS PROFIT ................................         2,359,809          3,359,372          3,718,519          3,887,802

OPERATING EXPENSES:
Selling, general and administrative .........         1,962,968          1,719,106          3,787,769          3,380,302
Amortization of goodwill ....................                --            149,128                 --            298,256
Employee severance costs ....................           201,730                 --            209,324                 --
Facility restructuring costs ................           544,222                 --            544,222                 --
Gain on asset sales .........................           (28,139)            (8,562)           (28,318)          (147,872)
                                                  -------------      -------------      -------------      -------------
OPERATING INCOME (LOSS) .....................          (320,972)         1,499,700           (794,478)           357,116

OTHER INCOME (EXPENSE):
   Interest expense .........................          (114,794)          (273,813)          (259,678)          (510,208)
   Interest and other income ................             2,894             19,772             23,019             49,556
                                                  -------------      -------------      -------------      -------------
INCOME(LOSS)BEFORE INCOME TAXES .............          (432,872)         1,245,659         (1,031,137)          (103,536)
INCOME TAX EXPENSE (BENEFIT) ................           (83,602)           477,026           (274,509)            36,874
                                                  -------------      -------------      -------------      -------------
INCOME(LOSS)BEFORE ACCOUNTING CHANGE ........          (349,270)           768,633           (756,628)          (140,410)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (Note 2) .............................                --                 --         (4,651,591)                --
                                                  -------------      -------------      -------------      -------------
NET INCOME (LOSS) ...........................     $    (349,270)     $     768,633      $  (5,408,219)     $    (140,410)
                                                  =============      =============      =============      =============
BASIC EARNINGS (LOSS) PER SHARE:
    Income (Loss) Before Accounting Change ..     $       (0.07)     $        0.17      $       (0.16)     $       (0.03)
    Cumulative Effect of Accounting Change ..     $          --      $          --      $       (1.01)     $          --
                                                  -------------      -------------      -------------      -------------
    Net Income (Loss) .......................     $       (0.07)     $        0.17      $       (1.17)     $       (0.03)
DILUTED EARNINGS (LOSS) PER SHARE:
    Income (Loss) Before Accounting Change ..     $       (0.07)     $        0.17      $       (0.16)     $       (0.03)
    Cumulative Effect of Accounting Change ..     $          --      $          --      $       (1.01)     $          --
                                                  -------------      -------------      -------------      -------------
    Net Income (Loss) .......................     $       (0.07)     $        0.17      $       (1.17)     $       (0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ...................................         4,627,844          4,606,022          4,627,844          4,604,605
    Diluted .................................         4,627,844          4,616,660          4,627,844          4,604,605

           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 March 31,
                                                                      ----------------------------
                                                                          2002             2001
                                                                      -----------      -----------
OPERATING ACTIVITIES
   Net Loss .....................................................     $(5,408,219)     $  (140,410)
   Noncash items in net loss:
      Depreciation and amortization .............................       1,566,215        1,854,888
      Provision for bad debts ...................................          50,072          (24,093)
      Gains on asset sales ......................................         (28,318)        (147,872)
      Asset impairment write-down ...............................         311,263               --
      Cumulative effect of accounting change.....................       4,651,591               --
   Changes in operating working capital:
      Accounts receivable .......................................        (110,555)         (92,124)
      Inventories ...............................................       1,720,079       (2,856,999)
      Prepaid expenses and other assets .........................         133,232           (2,670)
      Accounts payable ..........................................         880,131          292,393
      Accrued and other current liabilities .....................        (470,945)          35,984
      Income taxes payable/receivable ...........................        (515,357)          27,418
                                                                      -----------      -----------
   Net cash from (used in) operations ...........................       2,779,189       (1,053,485)

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...................        (254,203)      (1,303,661)
   Proceeds from disposition of property, plant and equipment ...         581,716          167,804
   Increase in advances to stockholders .........................         (49,359)         (12,491)
   (Increase) decrease in restricted cash .......................            (280)             965
                                                                      -----------      -----------
   Net cash from (used in) investing activities .................         277,874       (1,147,383)

FINANCING ACTIVITIES
   Repayment of long-term debt ..................................      (2,841,715)              --
   Issuance of long-term debt ...................................              --        2,489,284
   Collections on  Stockholder notes receivable .................         123,510           25,195
   Issuance of common stock .....................................              --           64,125
                                                                      -----------      -----------
   Net cash from (used in) financing activities .................      (2,718,205)       2,578,604

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................         338,858          377,736
CASH AND CASH EQUIVALENTS:
 Beginning of period ............................................         521,453          930,388
                                                                      -----------      -----------
 End of period ..................................................     $   860,311      $ 1,308,124
                                                                      ===========      ===========



           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and sixth-month periods ended March 31, 2002 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company's condensed consolidated balance sheet at September 30, 2001, was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

2.   GOODWILL

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The goodwill impairment charge discussed below is the result of the change in the accounting method for determining the impairment of goodwill.

     In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of the beginning of fiscal 2002. The Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of the beginning of fiscal 2002. The Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $ 6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill at certain Business Imaging and Paint Sundries reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques including the expected present value of future cash flows and prices of comparable businesses.

     The charges have been recorded as the cumulative effect of accounting change in the amount of $6.4 million ($4.7 million after tax, or $1.01 per share) as of October 1, 2001 in the accompanying condensed consolidated statements of operations.

     The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows:

                                                       Contract         Business         Paint
                                                     Manufacturing      Imaging        Sundries          TOTAL
                                                     -------------   -------------   -------------   -------------
     Balance as of September 30, 2001 ............   $   4,281,759   $   7,925,269   $   4,538,185   $  16,745,213
     Impairment charge ...........................              --       4,995,453       1,404,547       6,400,000
                                                     -------------   -------------   -------------   -------------
     Balance as of March 31, 2002 ................   $   4,281,759   $   2,929,816   $   3,133,638   $  10,345,213
                                                     =============   =============   =============   =============

     As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following table reconciles the reported net income (loss) and basic and diluted earnings (loss) per share to that which would have resulted for the three and six month periods ended March 31, 2001 if SFAS No. 142 had been adopted effective October 1, 2000.

                                                                Three Months     Six Months
                                                                    Ended           Ended
                                                               March 31, 2001   March 31, 2001
                                                               --------------   --------------
     Net Income (Loss) as reported .........................     $   768,633     $  (140,410)
              Goodwill amortization, net of tax ............         128,085         256,170
                                                                 -----------     -----------
     Adjusted net income ...................................     $   896,718     $   115,760
                                                                 ===========     ===========

         Basic and Diluted earnings (loss) per share:
                  Add back goodwill amortization..............    $      0.02           $        0.06
                  As reported.................................           0.17                   (0.03)
                                                                  -----------           -------------
                  Adjusted....................................    $      0.19           $        0.03
                                                                  ===========           =============

3.   INVENTORIES

     Inventories consist of the following:

                                    March 31,      September 30,
                                      2002             2001
                                 --------------   --------------
     Raw materials ...........   $    5,102,994   $    6,102,979
     Finished goods ..........        2,240,353        2,960,447
                                 --------------   --------------
     Total inventories .......   $    7,343,347   $    9,063,426
                                 ==============   ==============


4.   SEVERANCE AND RESTRUCTURING COSTS

     During the three months ended March 31, 2002, the Company incurred approximately $202,000 of employee severance related costs and approximately $544,000 of costs (including approximately $311,000 related to impaired asset write-downs) related to restructuring a component of the Business Imaging sector. As of March 31, 2002, approximately $ 217,000 of such costs have not been paid and are scheduled to be paid over the next 11 months.

5.   COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended March 31, 2002 was $(327,964)compared to comprehensive income of $ 725,811 for the three months ended March 31, 2001.

     Comprehensive loss, including the SFAS No. 142 impairment loss of $4.7 million, net of tax, for the six months ended March 31, 2002 was $(5,382,090) compared to comprehensive loss of $(185,283) for the six months ended March 31, 2001.

6.   SEGMENT INFORMATION

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


         THREE MONTHS ENDED               CONTRACT           BUSINESS            PAINT
           MARCH  31, 2002              MANUFACTURING        IMAGING            SUNDRIES        INTERSECTOR       CONSOLIDATED
         ------------------             -------------     -------------      -------------     -------------      -------------
     Net Sales                          $   7,239,643     $   5,364,698      $   5,802,384     $          --      $  18,406,725
     Gross Profit                           1,302,321           462,858            594,630                --          2,359,809
     Operating Income (loss)                  943,899          (296,038)             2,790          (971,623)          (320,972)
     Assets:
         Inventories                        1,367,140         2,159,716          3,816,491                --          7,343,347
         Property, plant and
           equipment-net                    8,733,415         4,372,864          1,733,422         2,206,373         17,046,074
         Goodwill-net                       4,281,759         2,929,816          3,133,638                --         10,345,213
         Accounts receivable
           and other assets                                                                       14,327,857         14,327,857
                                        -------------     -------------      -------------     -------------      -------------
       Total assets                     $  14,382,314     $   9,462,396      $   8,683,551     $  16,534,230      $  49,062,491
                                        =============     =============      =============     =============      =============

         THREE MONTHS ENDED               CONTRACT           BUSINESS            PAINT
           MARCH  31, 2001              MANUFACTURING        IMAGING            SUNDRIES        INTERSECTOR       CONSOLIDATED
         ------------------             -------------     -------------      -------------     -------------      -------------
     Net Sales                          $  11,144,538     $   5,546,168     $   5,167,318      $          --      $  21,858,024
     Gross Profit                           2,460,879           492,224           406,269                 --          3,359,372
     Operating Income (loss)                2,000,700           140,116          (147,779)          (493,337)         1,499,700
     Assets:
         Inventories                        2,434,798         4,242,554         4,092,129                 --         10,769,481
         Property, plant and
           equipment-net                    9,717,586         6,086,554         1,584,848          2,539,795         19,928,783
         Goodwill-net                       4,352,144         8,045,514         4,645,810                 --         17,043,468
         Accounts receivable
           and other assets                                                                       17,157,987         17,157,987
                                        -------------     -------------     -------------      -------------      -------------
       Total assets                     $  16,504,528     $  18,374,622     $  10,322,787      $  19,697,782      $  64,899,719
                                        =============     =============     =============      =============      =============

          SIX MONTHS ENDED                CONTRACT           BUSINESS            PAINT
           MARCH 31, 2002               MANUFACTURING        IMAGING            SUNDRIES        INTERSECTOR       CONSOLIDATED
         ------------------             -------------     -------------      -------------     -------------      -------------

     Net Sales                          $  14,176,395     $  10,485,853      $  11,008,139     $          --      $  35,670,387
     Gross Profit                           1,698,147           739,484          1,280,888                --          3,718,519
     Operating Income (loss                   992,886          (371,315)           117,611        (1,533,660)          (794,478)


          SIX MONTHS ENDED                CONTRACT           BUSINESS            PAINT
           MARCH 31, 2002               MANUFACTURING        IMAGING            SUNDRIES        INTERSECTOR       CONSOLIDATED
         ------------------             -------------     -------------      -------------     -------------      -------------
     Net Sales                          $  18,264,713     $  10,747,637     $   9,615,666      $          --      $  38,628,016
     Gross Profit                           2,257,105           879,355           751,342                 --          3,887,802
     Operating Income (loss)                1,380,398           105,941          (319,963)          (809,260)           357,116

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management. Unless otherwise noted, the Company has not made any changes in estimates or assumptions that had a significant effect on the reported amounts.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company records allowances for doubtful accounts based on customer-specific analysis, and general matters such as current assessment of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances such as bankruptcy.

        EXCESS AND OBSOLETE INVENTORIES

        The Company records allowances for excess and obsolete inventories based on usage, estimated future demand and market conditions. Additional allowances may be required if future demand or market conditions are less favorable than the Company had projected.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company applies judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical operating results or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative industry or economic trends.

        Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions and discount rates could result in an impairment charge in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):

                               Three Months Ended       Period-to-Period        Six Months Ended         Period-to-Period
                                    March 31,                Change                 March 31,                 Change
                            ------------------------   ------------------   ------------------------    -------------------
                                2002        2001          $          %          2002        2001           $           %
                            -----------  -----------   -------    -------   -----------  -----------    -------     -------
Net Sales                   $ 18,407     $ 21,858       (3,451)       -16     $ 35,670     $ 38,628       (2,958)         -8

Gross Profit                   2,360        3,359         (999)       -30        3,719        3,888         (169)         -4
                                12.8%        15.4%                                10.4%        10.1%

Operating Expenses             2,681        1,859          822         44        4,513        3,531          982          28
                                14.6%         8.5%                                12.7%         9.1%

Operating Income                (321)       1,500       (1,821)      -121         (794)         357       (1,151)       -322
                                -1.7%         6.9%                                -2.2%         0.9%

Interest Expense                 115          274         (159)       -58          260          510         (250)        -49
                                 0.6%         1.3%                                 0.7%         1.3%
Income (Loss) Before
Accounting Change               (349)         769       (1,118)      -145         (757)        (140)        (617)        441
                                -1.4%         3.5%                                -2.1%        -0.4%
Cumulative Effect of
Accounting Change                 --           --                               (4,651)          --       (4,651)        100
                                                                                 -13.0%
Net Income (Loss)           $   (349)         759       (1,118)      -145       (5,408)        (140)      (5,268)      3,762
                                -1.4%         3.5%                               -15.2%         0.4%

         The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                           Three Months Ended
                                                                March  31,
                                        ----------------------------------------------------
                                                   2002                       2001
                                        -----------------------      -----------------------      Period-to-Period Change
                                                          % of                        % of        -----------------------
         Net Sales                        Amount         Total         Amount         Total           $             %
         ---------                      ---------      --------      ---------      --------      ---------     ---------
Contract manufacturing and
  printing                              $   7,240            39%     $  11,145            51%        -3,905           -35%
Business imaging paper products             5,365            29          5,546            25           -181            -3
Paint sundry products                       5,802            32          5,167            24            635            12
                                        ---------      --------      ---------      --------      ---------     ---------
Net sales                               $  18,407           100%     $  21,858           100%     $  -3,451           -16%
                                        =========      ========      =========      ========      =========     =========
                                                                                                 Period-to-Period Change
                                                        Margin                      Margin       -----------------------
     Gross Profit (loss)                  Amount           %           Amount          %              $             %
     -------------------                ---------      --------      ---------      --------      ---------     ---------
Contract manufacturing and
  printing                              $   1,302            18%     $   2,461            22%        -1,159           -47%
Business imaging paper products               463             9            492             9            -29            -6
Paint sundry products                         595            10            406             8            189            47
                                        ---------     ---------      ---------     ---------      ---------     ---------
Gross profit                            $   2,360            13%     $   3,359            15%     $    -999           -30%
                                        =========     =========      =========     =========      =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


                                                            Six Months Ended
                                                                March  31,
                                        ----------------------------------------------------
                                                   2002                       2001
                                        -----------------------      -----------------------      Period-to-Period Change
                                                          % of                        % of        -----------------------
         Net Sales                        Amount         Total         Amount         Total           $             %
         ---------                      ---------      --------      ---------      --------      ---------     ---------
Contract manufacturing and
  printing                              $  14,176            40%     $  18,265            47%        -4,089           -22
Business imaging paper products            10,486            29         10,748            28           -262            -2
Paint sundry products                      11,008            31          9,615            25          1,393            14
                                        ---------     ---------      ---------     ---------      ---------     ---------
Net sales                               $  35,670           100%     $  38,628           100%        -2,958            -8
                                        =========     =========      =========     =========      =========     =========

                                                                                                  Period-to-Period Change
                                                         Margin                      Margin       -----------------------
     Gross Profit (loss)                  Amount           %           Amount          %              $             %
     -------------------                ---------      --------      ---------      --------      ---------     ---------
Contract manufacturing and
  printing                              $   1,698            12%     $   2,257            12%          -559           -25
Business imaging paper products               740             7            879             8           -139           -16
Paint sundry products                       1,281            12            752             8            529            70
                                        ---------     ---------      ---------     ---------      ---------     ---------
Gross profit                            $   3,719            10%     $   3,888            10%          -169            -4
                                        =========     =========      =========     =========      =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NET SALES:

Net sales decreased $3.5 million (16%) to $18.4 million in second quarter of fiscal 2002, when compared to this period last year, due to lower sales at the Contract Manufacturing sector (down $3.9 million or 35%). The Contract Manufacturing sector sales decline was mostly related to reduced product demand from a major customer for which the Company manufactures and packages a variety of consumer products. The lower sales to this customer was a reduction in volume production related to the recent economic downturn as well as unit price adjustments to the customer. Also, in the second quarter of fiscal 2001, the Company's Contract Manufacturing sector received its last significant order from a large manufacturer of wide-format printers and copiers before the customer's decision to reassess its inventory stocking program and change suppliers. Finally, during the second quarter of fiscal 2002, printing service net sales declined in the Contract Manufacturing sector. Business Imaging sector product sales declined $0.2 million or 3% due to competitive pricing and reduced point of purchase sales which resulted from the economic downturn that has continued from 2001. Net sales from the Paint Sundries segment increased $0.6 million (12%) primarily the result of higher demand for certain new products in the Paint Sundry sector.

GROSS PROFIT:

Gross profit decreased $1.0 million or 30% for second quarter of fiscal 2002 when compared to second quarter of fiscal 2001. This decrease came primarily from the Contract manufacturing sector which decreased $1.2 million or 47%. As discussed earlier, this was related to reduction in volume as well as unit price adjustments to a major customer of the Contract Manufacturing sector. Margins declined from 22% to 18% for second quarter of fiscal 2002 when compared to the same period last year for the Contract Manufacturing sector. The largest factor contributing to the decline in margin percentages was increased pass throughs of raw material costs in certain Contract Manufacturing agreements which basically contribute additional sales dollars with little or no margin dollar contributions. Gross profit in the Paint Sundry sector increased $0.2 million (47%), which was a result of cost savings from the consolidation of the Company's St. Louis operations into the expanded Manning, South Carolina plant in April of fiscal 2001 offset by higher than expected freight cost. The Business Imaging sector's gross profit declined only slightly as a result of lower sales and continued strong competition from numerous suppliers driving prices down in this sector.

OPERATING EXPENSES:

Operating expenses increased $0.8 million (44%) for second quarter of fiscal 2002 when compared to the same period of fiscal 2001. This increase was the result of expenses of $ 0.7 million relating to restructuring the Dallas, Texas manufacturing facility, and for severance and related costs. These expenses were partially offset as the result of implementation of SFAS 142 mentioned earlier, in which the Company no longer records goodwill amortization expense which was $0.1 million in the second quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

OPERATING INCOME:

Operating income declined $1.8 million to a loss of $0.3 million. This decline was primarily related to the decrease in Contract Manufacturing sales discussed earlier. Also discussed earlier, the increase of $0.7 million of restructuring and severance operating expenses contributed to the operating loss. These losses were partially offset by cost reductions achieved as a result of completing the consolidation of the St Louis, Missouri operations into the Company's expanded Manning, South Carolina plant. Additionally, as the result of implementation of SFAS No. 142 mentioned earlier, the Company no longer records goodwill amortization expense which was $0.1 million in the second quarter of fiscal 2001.

INTEREST EXPENSE:

Interest expense was $0.2 million lower compared to last year due to $2.0 million reduction in debt since second quarter of fiscal 2001 and lower interest rates during second quarter of fiscal 2002.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

The Company reported a net loss before accounting change of $0.3 million (per share: $0.07-basic and diluted) for second quarter of fiscal 2002, versus net income of $0.8 million (per share: $0.17-basic and diluted) for the same period one year ago. The decline was mostly due to lower sales in the Contract Manufacturing sector and severance and restructuring costs discussed earlier. The Company reported a net loss of $5.0 million (per share: $1.08-basic and diluted) for the six months ended March 31, 2002, of which $4.7 million net of tax effects, or $1.01 per diluted share was recorded following the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" discussed below.

ACCOUNTING CHANGE:

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. In addition, this standard requires that companies evaluate all goodwill for impairment. Upon completion of this evaluation, the Company recorded a charge in an amount of $6.4 million ($4.7 million, net of income tax effects, or $1.01 per diluted share) in fiscal 2002 for the goodwill recorded at the Business Imaging sector and to a lesser extent to the Paint Sundries sector.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generated $2.8 million in cash from operations through the first six months of fiscal 2002, compared to $1.1 million of cash used in operations for the same period last year. The net loss, plus non-cash items, aggregated $1.1 million, a decrease from $1.5 million for the same period last year. The Company used $1.0 million to pay accrued liabilities and income taxes. Reductions in inventories generated $1.7 million in cash flows and increases in accounts payable generated $0.9 million.

Net cash from investing activities was $0.3 million through the second quarter of fiscal 2002 which was due mostly to equipment sales as part of the Dallas, Texas right sizing offset by $0.3 million from purchases of equipment.

Net cash used in financing activities was $2.7 million through the second quarter of fiscal 2002 due to $2.8 million repayment of long-term debt offset by $0.1 million decrease in key employee stock purchase plan notes.

As of May 13, 2002, the Company had approximately $7.0 million available under its revolving credit line. According to the terms of its credit facility with its lenders, the Company is required to maintain certain financial and operational covenants. As of March 31, 2002, the Company is in compliance with all of its debt covenants under the credit facility and has received consent from its principal lenders to sell assets in excess of $0.1 million net book value. The Company's revolving credit agreement matures in June 2002. The Company has begun discussions with one of its principal lenders, as well as other banks, to refinance its credit facilities. Accordingly, the revolving debt of $6.0 million which matures in June 2002, is listed as current debt on the balance sheet. The Company has received verbal confirmation that it has been granted a 60-day extension of its revolving credit facility to provide sufficient time for a refinancing of all bank credit facilities (if necessary) and may incur additional charges in the third quarter if it chooses to refinance all bank credit.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's primary lender must approve the payment of any dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 20 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that as of May 13, 2002, there has been no material change to this information.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the Annual Meeting highlights:

     (a) The Annual Meeting of Shareholders of the Company was held on March 15, 2002.

     (b) At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

          Director                           For                    Withheld
          --------                           ---                    --------
          Robert J. Simon                    3,601,642              171,525
          Samuel J. Bero                     3,718,252               54,915
          C. Hamilton Davison, Jr.           3,717,852               55,315
          Louis LeCalsey III                 3,602,342              170,825
          William J. Malooly                 3,717,852               55,315
          Seymour S. Preston, III            3,717,352               55,815

     (c) The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2002.


ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

     10.15    Waiver, Consent and Fourth Amendment

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TUFCO TECHNOLOGIES, INC.


Date: May 13, 2002                  /s/ Louis LeCalsey, III
                                    --------------------------------------------
                                    Louis LeCalsey, III
                                    President and Chief Executive Officer




Date: May 13, 2002                  /s/ Michael B. Wheeler
                                    --------------------------------------------
                                    Michael B. Wheeler
                                    Vice President and Chief Financial Officer




Date: May 13, 2002                  /s/ Drew W. Cook
                                    --------------------------------------------
                                    Drew W. Cook
                                    Chief Accounting Officer and Corporate
                                    Controller

                                INDEX TO EXHIBITS

  EXHIBIT
     NO.       DESCRIPTION
  -------      -----------
   10.15       Waiver, Consent and Fourth Amendment