Form 10-Q
period 2002-06-30
TUFCO TECHNOLOGIES INC
filed 2002-08-14
CIK 895329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended June 30, 2002
                                                 -------------


                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

              Delaware                                      39-1723477
---------------------------------                     --------------------
   (State of other jurisdiction                       (IRS Employer ID No.)
of incorporation of organization)

                     PO Box 23500, Green Bay, WI 54305-3500
                    ----------------------------------------
                    (Address of principal executive offices)

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
         Yes    X          No
             ------           ------

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 13, 2002
               -----                             ------------------------------

Common Stock, par value $0.01 per share                     4,627,844

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page
                                                                                                Number
                                                                                                ------

PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2002 and September 30, 2001                                            3

                  Condensed Consolidated Statements of Operations for the three
                  months and nine months ended June 30, 2002 and 2001                             4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 2002 and 2001                                        5

                  Notes to Condensed Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              18


PART II: OTHER INFORMATION                                                                       19

SIGNATURES                                                                                       20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                      June 30,         September 30,
                                                                        2002               2001
                                                                   ---------------    ---------------

                             Assets

CURRENT ASSETS:
   Cash and cash equivalents ...................................   $       592,182    $       521,453
   Restricted cash .............................................                --             32,739
   Accounts receivable, net ....................................        12,920,043         11,231,668
   Inventories .................................................         7,440,707          9,063,426
   Prepaid expenses and other current assets ...................           800,871            806,388
   Deferred income taxes .......................................           633,729            633,729
                                                                   ---------------    ---------------
        Total current assets ...................................        22,387,532         22,289,403


PROPERTY, PLANT AND EQUIPMENT-Net ..............................        16,858,059         19,203,899
GOODWILL - Net .................................................        10,345,213         16,745,213
OTHER ASSETS - Net .............................................           532,940            705,951
                                                                   ---------------    ---------------
TOTAL ..........................................................   $    50,123,744    $    58,944,466
                                                                   ===============    ===============

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ...........................   $     6,271,432    $     9,271,432
   Accounts payable ............................................         6,221,895          3,395,364
   Accrued payroll, vacation and payroll taxes .................         1,023,596          1,347,706
   Other current liabilities ...................................           946,241          1,166,225
   Income taxes payable ........................................           540,284            416,328
                                                                   ---------------    ---------------
        Total current liabilities ..............................        15,003,448         15,597,055

LONG-TERM DEBT - Less current portion ..........................         1,171,499          3,188,985
DEFERRED INCOME TAXES ..........................................           374,184          2,104,882

STOCKHOLDERS' EQUITY:
   Common Stock; $.01 par value; 9,000,000 shares authorized;
       4,706,341 shares issued .................................            47,063             47,063
   Additional paid-in capital ..................................        25,088,631         25,088,631
   Retained earnings ...........................................         9,178,584         13,808,727
   Treasury stock, 78,497 common shares, at cost ...............          (534,045)          (534,045)
   Stock purchase plan notes ...................................          (157,246)          (280,757)
   Accumulated other comprehensive loss, net of tax ............           (48,374)           (76,075)
                                                                   ---------------    ---------------
        Total stockholders' equity .............................        33,574,613         38,053,544
                                                                   ---------------    ---------------
TOTAL ..........................................................   $    50,123,744    $    58,944,466
                                                                   ===============    ===============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           June 30,                       June 30,
                                                 ----------------------------    ----------------------------
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------

NET SALES ....................................   $ 20,548,179    $ 22,420,884    $ 56,218,566    $ 61,048,900

COST OF SALES ................................     17,143,292      18,984,482      49,095,160      53,724,696
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT .................................      3,404,887       3,436,402       7,123,406       7,324,204

OPERATING EXPENSES:

Selling, general and administrative ..........      1,868,720       1,686,805       5,656,490       5,067,107

Amortization of goodwill .....................             --         149,128              --         447,384

Employee severance costs .....................             --              --         209,324              --

Facility restructuring costs .................             --              --         544,222              --

Loss (Gain) on asset disposals-net ...........          1,437              (5)        (26,882)       (147,877)
                                                 ------------    ------------    ------------    ------------

OPERATING INCOME .............................      1,534,730       1,600,474         740,252       1,957,590

Interest expense .............................       (104,360)       (255,659)       (364,038)       (765,867)

Other income (expense)-net ...................         (2,111)        169,972          20,907         219,528
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ...................      1,428,259       1,514,787         397,121       1,411,251

INCOME TAX EXPENSE ...........................        650,183         584,820         375,673         621,694
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE ACCOUNTING CHANGE ..............        778,076         929,967          21,448         789,557

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (Note 2) ..............................             --              --      (4,651,591)             --
                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS) ............................   $    778,076    $    929,967    $ (4,630,143)   $    789,557
                                                 ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE:
    Income Before Accounting Change ..........   $       0.17    $       0.20    $       0.01    $       0.17
    Cumulative Effect of Accounting Change ...   $         --    $         --    $      (1.01)   $         --
                                                 ------------    ------------    ------------    ------------
    Net Income (Loss) ........................   $       0.17    $       0.20    $      (1.00)   $       0.17
DILUTED EARNINGS (LOSS) PER SHARE:
    Income Before Accounting Change ..........   $       0.17    $       0.20    $       0.01    $       0.17
    Cumulative Effect of Accounting Change ...   $         --    $         --    $      (1.01)   $         --
                                                 ------------    ------------    ------------    ------------
    Net Income (Loss) ........................   $       0.17    $       0.20    $      (1.00)   $       0.17
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ....................................      4,627,844       4,619,869       4,627,844       4,609,693
    Diluted ..................................      4,629,754       4,660,026       4,627,844       4,640,176



           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                          NINE MONTHS ENDED
                                                                               June 30,
                                                                   --------------------------------
                                                                        2002              2001
                                                                   --------------    --------------
OPERATING ACTIVITIES
   Net loss ....................................................   $   (4,630,143)   $      789,557
   Noncash items in net loss:
         Depreciation and amortization .........................        2,290,601         2,770,143
         Provision for bad debts ...............................           50,128           (32,188)
         Gain on asset disposals-net ...........................          (26,882)         (147,877)
         Asset impairment write-down ...........................          311,263                --
         Cumulative effect of accounting change ................        4,651,591                --
   Changes in operating working capital:
      Accounts receivable ......................................       (1,738,503)        1,140,351
      Inventories ..............................................        1,622,719        (3,945,863)
      Prepaid expenses and other assets ........................          152,948            86,125
      Accounts payable .........................................        2,826,531          (148,142)
      Accrued and other current liabilities ....................         (544,094)         (578,312)
      Income taxes payable/receivable ..........................          123,956           365,688
                                                                   --------------    --------------

   Net cash from operations ....................................        5,090,115           299,482

INVESTING ACTIVITIES
   Additions to property, plant and equipment ..................         (769,824)       (1,923,011)
   Proceeds from disposals of property, plant and equipment ....          581,716           168,195
   Increase in advances to stockholders ........................          (15,454)          (14,536)
   Decrease in restricted cash .................................           32,739            19,463
                                                                   --------------    --------------

   Net cash used in investing activities .......................         (170,823)       (1,749,889)

FINANCING ACTIVITIES
   Repayment of long-term debt .................................       (4,972,074)               --
   Issuance of long-term debt ..................................               --         1,358,926
   Collections on stockholder notes receivable .................          123,511            25,195
   Issuance of common stock ....................................               --            64,125
                                                                   --------------    --------------

   Net cash from (used in) financing activities ................       (4,848,563)        1,448,246
                                                                   --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................           70,729            (2,161)
CASH AND CASH EQUIVALENTS:
 Beginning of period ...........................................          521,453           930,388
                                                                   --------------    --------------
 End of period .................................................   $      592,182    $      928,227
                                                                   ==============    ==============


           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


 1.      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company's condensed consolidated balance sheet at September 30, 2001, was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt SFAS No. 144, effective October 1, 2002. The Company is in the process of evaluating the impact, if any, the adoption of SFAS No. 144 will have on its consolidated financial statements.

         RECLASSIFICATIONS

         Certain amounts previously reported have been reclassified to conform to the current presentation.

2.       GOODWILL

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The goodwill impairment charge discussed below is the result of the change in the accounting method for determining the impairment of goodwill.

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

         The changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are as follows:


                                              Contract           Business          Paint
                                            Manufacturing        Imaging          Sundries           TOTAL
                                           ---------------   ---------------   ---------------   ---------------
Balance as of September 30, 2001 .......   $     4,281,759   $     7,925,269   $     4,538,185   $    16,745,213
Impairment charge ......................                --         4,995,453         1,404,547         6,400,000
                                           ---------------   ---------------   ---------------   ---------------

Balance as of June 30, 2002 ............   $     4,281,759   $     2,929,816   $     3,133,638   $    10,345,213
                                           ===============   ===============   ===============   ===============

         As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following table reconciles the reported net income (loss) and basic and diluted earnings (loss) per share to that which would have resulted for the three and nine month periods ended June 30, 2001 if SFAS No. 142 had been adopted effective October 1, 2000.



                                                  Three Months    Nine Months
                                                     Ended           Ended
                                                 June 30, 2001   June 30, 2001
                                                 -------------   -------------

Net Income as reported .......................   $     929,967   $     789,557
         Goodwill amortization, net of tax ...         128,085         384,255
                                                 -------------   -------------
Adjusted net income ..........................   $   1,058,052   $   1,173,812
                                                 =============   =============

Basic and Diluted earnings per share:
         As reported .........................   $        0.20   $        0.17
         Add back goodwill amortization ......            0.03            0.08
                                                 -------------   -------------
         Adjusted ............................   $        0.23   $        0.25
                                                 =============   =============

3.       INVENTORIES

         Inventories consist of the following:


                                                        June 30,         September 30,
                                                          2002               2001
                                                     ---------------   ---------------

Raw materials ....................................   $     4,381,178   $     6,102,979
Finished goods ...................................         3,059,529         2,960,447
                                                     ---------------   ---------------

Total inventories ................................   $     7,440,707   $     9,063,426
                                                     ===============   ===============


4.       SEVERANCE AND RESTRUCTURING COSTS

         During the nine months ended June 30, 2002, the Company incurred approximately $209,000 of employee severance related costs and approximately $544,000 of costs (including approximately $311,000 related to impaired asset write-downs) related to restructuring a component of the Business Imaging sector. As of June 30, 2002, approximately $ 145,000 of such costs have not been paid and are scheduled to be paid over the next 8 months.

5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income for the three months ended June 30, 2002 was $779,648 compared to comprehensive income of $929,139 for the three months ended June 30, 2001.

         Comprehensive loss, including the SFAS No. 142 impairment loss of $4.7 million, net of tax, for the nine months ended June 30, 2002 was $(4,602,442) compared to comprehensive income of $ 743,856 for the nine months ended June 30, 2001.

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



     THREE MONTHS ENDED                  CONTRACT           BUSINESS           PAINT
       JUNE 30, 2002                   MANUFACTURING        IMAGING           SUNDRIES        INTERSECTOR        CONSOLIDATED
                                      ---------------   ---------------   ---------------   ---------------    ---------------

 Net Sales ........................   $     8,558,278   $     5,508,646   $     6,481,255   $            --    $    20,548,179

Gross Profit ......................         2,114,886           625,257           664,744                --          3,404,887

Operating Income (loss) ...........         1,743,308           114,194            48,729          (371,501)         1,534,730

Assets:
    Inventories ...................         1,424,619         2,213,589         3,802,499                --          7,440,707
    Property, plant and
      equipment-net ...............         8,825,552         4,202,743         1,786,910         2,042,854         16,858,059
   Goodwill-net ...................         4,281,759         2,929,816         3,133,638                --         10,345,213
   Accounts receivable
      and other assets ............                --                --                --        15,479,765         15,479,765
                                      ---------------   ---------------   ---------------   ---------------    ---------------


  Total assets ....................   $    14,531,930   $     9,346,148   $     8,723,047   $    17,522,619    $    50,123,744
                                      ===============   ===============   ===============   ===============    ===============



      THREE MONTHS ENDED                 CONTRACT          BUSINESS           PAINT
        JUNE 30, 2001                  MANUFACTURING       IMAGING           SUNDRIES         INTERSECTOR        CONSOLIDATED
                                      ---------------   ---------------   ---------------   ---------------    ---------------

Net Sales .........................   $    11,832,084   $     5,141,488   $     5,447,312   $            --    $    22,420,884

Gross Profit ......................         2,288,938           468,756           678,708                --          3,436,402

Operating Income (loss) ...........         1,886,071            92,895            76,236          (454,728)         1,600,474

Assets:
    Inventories ...................         1,399,042         4,896,894         5,562,409                --         11,858,345
    Property, plant and
      equipment-net ...............         9,410,042         5,914,169         1,835,905         2,632,676         19,792,792
   Goodwill-net ...................         4,316,952         7,985,391         4,591,998                --         16,894,341
    Accounts receivable
      and other assets ............                --                --                --        15,099,019         15,099,019
                                      ---------------   ---------------   ---------------   ---------------    ---------------
  Total assets ....................   $    15,126,036   $    18,796,454   $    11,990,312   $    17,731,695    $    63,644,497
                                      ===============   ===============   ===============   ===============    ===============


      NINE MONTHS ENDED              CONTRACT          BUSINESS           PAINT
       JUNE 30, 2002               MANUFACTURING       IMAGING           SUNDRIES         INTERSECTOR        CONSOLIDATED
                                 ---------------   ---------------    ---------------    ---------------    ---------------

Net Sales                        $    22,734,673   $    15,994,499    $    17,489,394    $            --    $    56,218,566

Gross Profit                           3,813,033         1,364,741          1,945,632                 --          7,123,406

Operating Income (loss)                2,736,194          (257,121)           166,340         (1,905,161)           740,252



   NINE MONTHS ENDED                CONTRACT           BUSINESS           PAINT
    JUNE 30, 2001                 MANUFACTURING        IMAGING           SUNDRIES          INTERSECTOR        CONSOLIDATED
                                 ---------------   ---------------    ---------------    ---------------    ---------------

Net Sales                        $    30,096,797   $    15,889,125    $    15,062,978    $            --    $    61,048,900

Gross Profit                           4,546,043         1,348,111          1,430,050                 --          7,324,204

Operating Income (loss)                3,266,469           198,836           (243,727)        (1,263,988)         1,957,590

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

         The Company normally operates at lower operating levels during the first and second quarters of its fiscal year which ends September 30. This occurs because of the seasonal demand for certain Contract Manufacturing printed products displaying a holiday theme as well as products which are used by customers in conjunction with calendar year end activities. These products are normally shipped during the Company's fourth fiscal quarter. Demand for its Paint Sundry products is generally lower during the first and second fiscal quarters as cold weather restricts the amount of new construction and remodeling projects that require the Company's products. Point of sale Business Imaging products peak during second and fourth quarters due to seasonal demand for products related to end-of-year holiday activities and due to summer vacation activities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):



                               Three Months Ended          Period-to-Period          Nine Months Ended         Period-to-Period
                                  June 30,                     Change                     June 30,                 Change
                           ----------------------      -----------------------     ----------------------   ---------------------
                              2002         2001            $              %          2002          2001         $             %
                           ---------    ---------      ---------     ---------     ---------    ---------   ---------   ---------

Net Sales                  $  20,548    $  22,421         (1,873)           -8     $  56,219    $  61,049      (4,830)         -8

Gross Profit                   3,405        3,436            (31)           -1         7,123        7,324        (201)         -3
                                16.6%        15.3%                                      12.7%        12.0%

Operating Expenses             1,870        1,836             34             2         6,383        5,366       1,017          19
                                 9.1%         8.2%                                      11.4%         8.8%

Operating Income               1,535        1,600            (65)           -4           740        1,958      (1,218)        -62
                                 7.5%         7.1%                                       1.3%         3.2%

Interest Expense                 104          256           (152)          -59           364          766        (402)        -52
                                 0.5%         1.1%                                       0.6%         1.3%

Income (Loss) Before
Accounting Change                778          930           (152)          -16            21          790        (769)        -97
                                 3.8%         4.1%                                         0%         1.3%

Cumulative Effect of
Accounting Change                 --           --                                     (4,652)          --      (4,652)        100
                                                                                        -8.3%

Net Income (Loss)          $     778    $     930           (152)          -16     $  (4,630)   $     790      (5,420)       -686
                                 3.8%         4.1%                                       8.2%         1.3%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

         The components of net sales and gross profit are summarized in the table below (dollars in thousands):



                                                             Three Months Ended
                                                                 June 30,
                                        ---------------------------------------------------------
                                                   2002                           2001
                                        ---------------------------    --------------------------
                                                          % of                           % of            Period-to-Period Change
                                           Amount         Total           Amount         Total              $               %
                                        ------------   ------------    ------------   ------------    ------------    -------------

Net Sales

Contract manufacturing and printing     $      8,558             42%   $     11,832             53%   $     (3,274)            (28)%
Business imaging paper products                5,509             27           5,141             23             368               7
Paint sundry products                          6,481             31           5,448             24           1,033              19
                                        ------------   ------------    ------------   ------------    ------------    ------------
Net sales                               $     20,548            100%   $     22,421            100%   $     (1,873)             (8)%
                                        ============   ============    ============   ============    ============    ============


                                                          Margin                         Margin          Period-to-Period Change
                                            Amount           %             Amount           %               $               %
                                        ------------   ------------    ------------   ------------    ------------    ------------


Gross Profit (loss)

Contract manufacturing and printing     $      2,115             25%   $      2,289             19%   $       (174)             (8)%
Business imaging paper products                  625             11             469              9             156              33
Paint sundry products                            665             10             678             12             (13)             (2)
                                        ------------   ------------    ------------   ------------    ------------    ------------
Gross profit                            $      3,405             17%   $      3,436             15%   $        (31)             (1)%
                                        ============   ============    ============   ============    ============    ============



                                                            Nine Months Ended
                                                                 June 30,
                                        ----------------------------------------------------------
                                                   2002                           2001
                                        ------------   ------------    ------------   ------------
                                                           % of                           % of            Period-to-Period Change
                                            Amount         Total           Amount         Total            $                %
                                        ------------   ------------    ------------   ------------    ------------    ------------

Net Sales

Contract manufacturing and printing     $     22,735             40%   $     30,097             49%   $     (7,362)            (24)%
Business imaging paper products               15,995             28          15,889             26             106               1
Paint sundry products                         17,489             32          15,063             25           2,426              16
                                        ------------   ------------    ------------   ------------    ------------    ------------
Net sales                               $     56,219            100%   $     61,049            100%   $     (4,830)             (8)%
                                        ============   ============    ============   ============    ============    ============




                                                           Margin                        Margin           Period-to-Period Change
                                           Amount            %             Amount          %                $               %
                                        ------------   ------------    ------------   ------------    ------------    ------------

Gross Profit

Contract manufacturing and printing     $      3,813             17%   $      4,546             15%   $       (733)            (16)%
Business imaging paper products                1,365              9           1,348              8              17               1
Paint sundry products                          1,945             11           1,430              9             515              36
                                        ------------   ------------    ------------   ------------    ------------    ------------
 Gross profit                           $      7,123             13%   $      7,324             12%   $       (201)             (3)%
                                        ============   ============    ============   ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

NET SALES:

Net sales decreased $1.9 million (8%) to $20.5 million in third quarter of fiscal 2002, when compared to this period last year. This decline is due mostly to lower sales at the Contract Manufacturing sector (down $3.3 million or 28%) related to reduced product demand from a major customer for which the Company manufactures and packages a variety of consumer products as well as unit price adjustments to the customer. Business Imaging sector product sales increased $0.4 million or 7% mostly due to an increase in sales of point-of-sales rolls to the sector's network of products distributors. Net sales from the Paint Sundries segment increased $1.0 million (19%) primarily the result of higher demand for certain new products in the Paint Sundry sector as well as seasonal demand for full panel and remnant drop cloths.

GROSS PROFIT:

Gross profit decreased $31,000 (1%) for third quarter of fiscal 2002 when compared to third quarter of fiscal 2001. This decrease came primarily from the Contract Manufacturing sector which decreased $0.2 million or 8%. As discussed earlier, this was related to reduction in volume as well as unit price adjustments to a major customer of the Contract Manufacturing sector. The Contract Manufacturing sector was able to improve margins to 25% up from 19% for the same period last year primarily through personnel reductions. Gross profit in the Paint Sundry sector decreased $13,000 (2%), which was mostly the result of unit price adjustments to a major customer of the sector offset by volume increases when compared to the third quarter of fiscal 2001. The Business Imaging sector's gross profit increased $0.2 million (33%) as a result of increased sales mentioned earlier.

OPERATING EXPENSES:

Operating expenses increased $34,000 (2%) for third quarter of fiscal 2002 when compared to the same period of fiscal 2001. This increase for the quarter was related to sales commissions resulting from increased Paint Sundries sector sales, rising health care costs, and increases to the sales force. These expenses were partially offset as the result of implementation of SFAS 142 mentioned earlier, in which the Company no longer records goodwill amortization expense which was $0.1 million in the third quarter of fiscal 2001. Operating expenses for the nine months ended June 30, 2002, increased $1.0 million (19%) when compared to the same period of fiscal 2001. This increase for the year was related to sales commissions mentioned earlier, rising health care costs, increased expenses for outside professional services, increases to the sales force and employee recruiting costs. These expenses were partially offset as the result of implementation of SFAS 142 mentioned earlier, in which the Company no longer records goodwill amortization expense which was $0.4 million for the nine months ended June 30, 2001.

OPERATING INCOME:

Operating income declined $65,000 (4%) to an income of $1.5 million. This decline was primarily related to the decrease in Contract Manufacturing sales discussed earlier. Operating income also declined as a result of price adjustments to a major customer of the Paint Sundry sector offset by volume increases when compared to third quarter of fiscal 2001. Additionally, this was offset as the result of implementation of SFAS No. 142 mentioned earlier, the Company no longer records goodwill amortization expense which was $0.1 million in the third quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)-NET:

Interest expense was $0.2 million lower compared to last year due to $7.1 million reduction in debt since third quarter of fiscal 2001 and lower interest rates during third quarter of fiscal 2002. Other income decreased $0.2 million in third quarter of fiscal 2002 when compared to last year related to a settlement of a lawsuit in fiscal 2001 under which the Company had been required to indemnify a related party. The actual settlement was less than the amount previously provided for by the Company resulting in a reversal of an amount previously expensed in prior periods.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

The Company reported a net income before accounting change of $0.8 million (per share: $0.17-basic and diluted) for third quarter of fiscal 2002, versus net income of $0.9 million (per share: $0.20-basic and diluted) for the same period one year ago. The decline was mostly due to lower sales in the Contract Manufacturing sector and third quarter fiscal 2001 material costs for the Paint Sundry sector mentioned earlier. The Company reported a net loss of $4.6 million (per share: $1.00-basic and diluted) for the nine months ended June 30, 2002, of which $4.6 million net of income tax effects, or $1.01 per diluted share was recorded as a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets" as discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company generated $5.1 million in cash from operations through the first nine months of fiscal 2002, compared to $0.3 million for the same period last year. The net loss, plus non-cash items, aggregated $2.6 million, a decrease from $3.4 million for the same period last year. The Company used $0.4 million to pay accrued liabilities and income taxes. Increases in accounts receivable used $1.7 million, reductions in inventories generated $1.6 million in cash flows and increases in accounts payable generated $2.8 million.

Net cash used in investing activities was $0.2 million through the third quarter of fiscal 2002 which was due mostly to equipment sales as part of the Dallas, Texas restructuring offset by $0.8 million from purchases of equipment.

Net cash used in financing activities was $4.8 million through the third quarter of fiscal 2002 due to $5.0 million repayment of long-term debt offset by $0.1 million decrease in key employee stock purchase plan notes.

As of August 13, 2002, the Company had approximately $4.5 million available under its revolving credit line. According to the terms of its credit facility with its lenders, the Company is required to maintain certain financial and operational covenants. As of June 30, 2002, the Company is in compliance with all of its debt covenants under the credit facility and has received consent from its principal lenders to sell assets in excess of $0.1 million net book value. The Company's credit agreement which was to mature in June 2002, was extended for 90 days by its principal lenders to provide sufficient time for an amendment of its credit facilities. The Company has obtained a commitment to amend its credit facilities during August 2002, which would among other matters, extend the maturity the revolving portion until June 2004 and the term portion until August 2007.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's credit facility restricts the payment of any dividends.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 20 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that as of August 13, 2002, there has been no material change to this information.


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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         10.16 Fifth Amendment to Credit Agreement

         10.17 Sixth Amendment to Credit Agreement

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TUFCO TECHNOLOGIES, INC.





Date:  August 13, 2002       /s/ Louis LeCalsey, III
                             --------------------------------------------------
                             Louis LeCalsey, III
                             President and Chief Executive Officer






Date:  August 13, 2002       /s/ Michael B. Wheeler
                             --------------------------------------------------
                             Michael B. Wheeler
                             Vice President and Chief Financial Officer




Date:  August 13, 2002       /s/ Drew W. Cook
                             --------------------------------------------------
                             Drew W. Cook
                             Chief Accounting Officer and Corporate Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------


  10.16        Fifth Amendment to Credit Agreement

  10.17        Sixth Amendment to Credit Agreement