Form 10-K
period 2002-09-30
TUFCO TECHNOLOGIES INC
filed 2002-12-30
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  For the fiscal year ended September 30, 2002. Commission file number 0-21018.

                            TUFCO TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             39-1723477
    ---------------------------------     ---------------------------------
      (State of other jurisdiction              (IRS Employer ID No.)
    of incorporation or organization)

                        PO Box 23500, Green Bay, WI 54305
                        ---------------------------------
                    (Address of principal executive offices)

                                 (920) 336-0054
                                 --------------
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
               --------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of December 26, 2002, was approximately $6,981,425. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on December 26, 2002. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant's Common Stock outstanding as of December 26, 2002 was 4,627,844.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2003 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

      Tufco Technologies, Inc. ("Tufco" or the "Company") provides diversified contract manufacturing and specialty printing services, manufactures and distributes business imaging paper products, and paint sundry products used in home improvement projects. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation ("ECC") and Hamco Industries, Inc. ("Hamco"). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $0.01 per share ("Common Stock"), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company's public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million in cash and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million net in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Delaware limited partnership, in which Tufco Tech, Inc. is the sole managing general partner and is wholly owned by the Company. On November 13, 1997 the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million in cash and 25,907 shares of Common Stock.

      Tufco offers a wide array of contract manufacturing services including thermal and adhesive laminating, coating, folding, precision slitting and rewinding, precision sheeting and custom packaging for delivery to the end user. Its specialty printing services provide wide web, multi-color flexographic and letterpress printing and adhesive laminations to industrial users and resale distributors. Tufco also manufactures a wide range of printed and unprinted business imaging paper products for a variety of business needs, and the Company's Paint Sundry sector manufactures and distributes products used by professional painters and do-it-yourself home owners.

      The Company was incorporated in the state of Delaware in 1992 to acquire Tufco Industries, Inc. Although the Company was organized in 1992, the business conducted by Tufco Industries, Inc. has been in continuous operation since 1974. The Company has become a leading provider of contract manufacturing and specialty printing services, and supplier of value-added custom paper products, and the Company believes that it has the most complete line of paint sundry products in the industry. The Company's principal executive offices are located at PO Box 23500, Green Bay, WI 54305-3500, and its telephone number is (920) 336-0054.

PRODUCTS AND SERVICES

      The Company markets its products and services through three market sectors: Contract Manufacturing services, Business Imaging paper products, and Paint Sundry products. Tufco conducts operations from three manufacturing and distribution locations in Green Bay, Wisconsin, Manning, South Carolina, and Newton, North Carolina. Until April 2001, the company had a manufacturing and distribution operation in St. Louis, Missouri and until September 2002, in Dallas, Texas. The company continues to maintain a sales office in St Louis, Missouri and accounting and information technology support services in Dallas, Texas.

CONTRACT MANUFACTURING MARKET SECTOR

      Tufco has contract manufacturing capability at two locations: Green Bay, Wisconsin, and Newton, North Carolina. Until September 2002 Tufco had contract manufacturing capabilities at Dallas, Texas.

      The Company's capabilities at its Green Bay, Wisconsin facility include custom packaging, coating, cutting, folding, thermal and adhesive laminating, embossed bonding, slitting and rewinding. These facilities custom convert a wide array of materials, including polyethylene films, non-woven materials (coated and uncoated), paper, and tissue. Products include household cleaning wipes, facial wipes, various health care products, reinforced towels (towels with a polyethylene or polypropylene mesh to provide strength and durability), and adult hygiene components. The Company has invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as reinforced material and breathable moisture barrier wraps. Machinery and equipment at the Green Bay, Wisconsin facility have the capability, developed by the Company's in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

      The Company's Green Bay, Wisconsin facility offers value-added specialty printing and related graphic arts services, including pre-press work, sheeting, calendaring, printing, finishing, and thermal and adhesive laminating. The Company provides multi-color printing that uses computerized control to maintain a high level of print quality. The Company focuses on specialty printing projects such as paper and poly table covers, food and gift-wraps, flexible packaging, adult hygiene components, and printed release liners. The cornerstone of the Company's printing operation is its fully automated, state-of-the-art Windmoeller & Hoelscher (W&H) Astraflex printing press which has the capability to print up to 62 inches in width at speeds up to 1500 feet per minute. As of September 30, 2002, the Company had a $3.2 million commitment to lease another W&H flexographic printing press scheduled for delivery in May 2003.

      Green Bay's pre-press staff prepares projects for printing to customer specifications. The Company uses the customer's preliminary artwork and arranges or performs all preparatory processes for camera-ready art, video plate making, layout, and other related services.

      The Green Bay presses use flexographic and letterpress processes and can print on a wide range of media from lightweight tissue or non-wovens to heavyweight paperboard, films and foils. The Company utilizes wide-web presses of various sizes, some of which are capable of six-color printing with the W&H press at eight colors. The Company uses solvent-based, water-based and oil-based inks. The presses can accommodate widths up to 82 inches for one-sided printing and are capable of simultaneous two-sided printing for widths up to 62 inches. The presses have a variety of print cylinders that provide the Company with the flexibility to meet customer needs, utilizing lower cost rubber printing plates that allow the Company to maintain quality and achieve a competitive pricing advantage for low volume jobs relative to printers using engraved printing cylinders.

      The Company's Newton, North Carolina facility has capabilities which include precision slitting, rewinding specialty packaging, folding, perforating, and trimming of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multi-ply, and color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features. These capabilities are directed toward converting fine paper materials including specialty and fine printing papers and paperboards, thermal papers, inkjet papers, polyester films, and coated products.

      The Company's Newton, North Carolina facility also produces a full range of papers for use in bank proof or teller machines, including fan-fold forms, cards and printed rolls of various sizes and types. Additionally, the Company produces an extensive selection of standard and customized guest checks for use in the restaurant industry, and the Company's Newton facility owns equipment which enables the Company to produce a wide variety of multi-part business forms.

BUSINESS IMAGING MARKET SECTOR

      The Company produces and distributes a wide variety of printed and unprinted paper products used in business imaging equipment in market sectors including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company's products include roll products ranging in length from 150 feet to 3500 feet and in widths from 1 inch to 54 inches. The Company's products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films and multi-part forms. In the Business Imaging sector the Company has two primary components, one of which markets engineering and data processing papers and the other primarily markets printed and unprinted point of sale and automatic teller machine papers. Products for both components are produced in the Company's Newton plant.

PAINT SUNDRY MARKET SECTOR

      The Company's Manning, South Carolina facility manufactures and distributes home improvement products that are sold to paint and hardware distributors, home centers, and retail paint stores. To provide its customers with the industry's most complete line of paint sundry products, the Company supplements the products it manufactures by distributing products manufactured for the Company by others. Consumer disposable products include polyethylene, paper and canvas drop cloths, painters' apparel, latex and vinyl gloves, paint strainers, and other allied items. These products are often used by homeowners performing do-it-yourself home improvement projects, contractors and painting professionals. The Company also sells a line of masking paper products and shop towels for the automotive aftermarket. The Company has increased sales of consumer disposables by continually broadening and improving its product line, thereby allowing customers to consolidate their orders with a single vendor. In addition, the Company has attracted buying groups through various volume incentives. In April of 2001, the Company completed its consolidation of its St. Louis, Missouri operations into the expanded Manning, South Carolina plant.

MANUFACTURING AND OPERATIONS

      With regard to its contract manufacturing operations, the Company either utilizes product specifications provided by its customers or teams with its customers to develop specifications which meet customer requirements. Generally, the product begins with a flexible substrate, which is a base material such as a non-woven material, paper, or polyethylene. In most cases the customers of the Contract Manufacturing sector provide the base material used in the product. The Company applies one or more of its custom converting or specialty printing services that it has developed over a period of years through its distinctive technical knowledge to add value to these materials. In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment. The Company's Paint Sundry sector manufactures a wide variety of canvas drop cloth and other disposable products using cutting and sewing equipment. The Company has invested in equipment to perform adhesive lamination to bond various material substrates up to 120 inches wide, such as multi-ply drop cloths.

      The Company's growth has been supported by capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $10 million on capital expenditures. Through the Company's expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company's custom folding and packaging capabilities, and presses which have enabled the Company to print poly-laminate and thermal coated substrates. The Company has also expanded and modernized its roll-to-roll winding capacity. The Company believes it has sufficient capacity to meet its growth expectations.

      The Company's equipment can produce a wide range of sizes of production output to meet unique customer specifications. The custom converting equipment can accommodate web widths from 3 inches to 132 inches. Its folding equipment can fold from 6 inches to 120 inches by 240 inches, in one-inch increments. The Company's printing presses perform flexographic and letterpress processes and print from one to eight colors on webs as wide as 82 inches. Its fine printing paper and paperboard converting equipment includes state-of-the-art rewinders, folders, perforators, and equipment that performs extensive packaging functions.

SALES AND MARKETING

      Tufco markets its products and services nationally through its 29 full-time sales and service employees and 139 manufacturer's representatives and distributors. The Company's sales and service personnel are compensated with a base salary plus an incentive bonus. The Company generally utilizes referrals and its industry reputation and presence to attract customers, and advertises on a limited basis in industry periodicals and through cooperative advertising arrangements with its suppliers and customers.

      Prior to fiscal 1999, customers generally purchased the Company's goods and services under project-specific purchase orders rather than long-term contracts. Beginning in fiscal 1999, management shifted its strategic focus in contract manufacturing away from serving as a temporary manufacturer for the customers' outsourced overflow needs towards longer-term cooperative manufacturing projects which usually include multi-year contracts.

      The Company's sales volume by fiscal quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco's sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters; however, the Company believes that such seasonal fluctuations are diminishing as the Company shifts its emphasis to longer-term manufacturing agreements.

      The Company's customer base consists of approximately 600 companies, including large consumer products companies, dealers and distributors of business imaging papers and resellers of paint sundry products. In fiscal 2002, two customers, both Fortune 500 companies, accounted for more than 10% of consolidated sales each. A Paint Sundry customer accounted for 22%, and a Contract Manufacturing customer accounted for 25%, of fiscal 2001 net sales. Sales to such customers are made pursuant to project -specific purchase orders as well as multi-year contracts of varying lengths. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company's executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services.

COMPETITION

      The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, capacity for prompt and consistent delivery, service, continuing relationships and price. The Company believes that its key competitive advantages are relatively broad product offering, product quality, quick response, rapid equipment set-up and turnaround time, long-standing customer relationships, broad customer base, highly engineered machinery and processes, production diversity and capacity, continuity of management, and experienced personnel. Management believes that there is no single competitor that offers the breadth and variety of products and services offered by the Company. In addition, customers benefit from the Company's ability to perform its multiple services and distribute from its national asset base, which reduces freight costs and increases product and service reliability through use of single source supplier on a national basis.

      Competitors for the Company's products and services vary based upon the products and services offered. In the Company's contract manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company's specialty printing services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company's capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the contract manufacturing and specialty printing lines. In Business Imaging Products, raw materials are inexpensive and readily available, and converting equipment is easily purchased. As a result, competition for Business Imaging customers is very strong, primarily from small regional suppliers and a few large national companies. Based on management's assessment of the market, no single firm offers the breadth of products offered by Tufco on a national basis. The Company believes that there is strong domestic competition and a growing amount of foreign competition in Paint Sundry products.

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

PRODUCT DEVELOPMENT AND QUALITY CONTROL

      The Company works with its customers to develop new products and applications. The Company believes that a key factor in its success has been its willingness and distinctive technical competency to help customers experiment with various flexible substrates to develop materials with different attributes such as strength, flexibility, absorbency, breathability, moisture-resistance, and appearance. As a result, the Company has been able to develop certain laminated substrates at lower costs than if the customers developed these products themselves. For example, a customer may request certain physical tests during trial runs that are performed by the Company's quality control personnel, often with the customer on site. Customers are charged for machine time use, materials, and operator time in the new product development process. After completing the development process, the Company prices a new product or service and designs an ongoing program that provides information to the customer such as quality checks, inventory reports, materials data, and production reports.

      The Company maintains multiple quality control laboratories that constantly monitor production using statistical process controls (SPC) to observe and measure quality effectiveness of its production processes, such as temperature, speed, tension, and pressure. The Company's rigid standards and use of SPC have allowed it to qualify for the GMP (Good Manufacturing Practices) designation from several customers, a quality control standard that these companies require before they will use a company for outsourcing. In addition, several of the Company's customers perform periodic audits at the Company's Green Bay, Wisconsin facility to ensure that adequate quality control practices are in place at all times. In fiscal 2000, the Company achieved ISO 9002 certification for its Green Bay, Wisconsin facility. ISO, which stands for "same" in Greek, is the standard issued by the International Organization of Standardization, to promote the development of international standards and facilitate the exchange of goods and services worldwide. In fiscal 2001 the Green Bay, Wisconsin facility achieved ISO 9001:2000.

RAW MATERIALS AND SUPPLIERS

      The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. The Company believes that it has excellent relationships with its primary suppliers, and the Company has not experienced difficulties in obtaining raw materials during the last five years. The Company's raw materials fall into four general groups: various paper stocks, inks for specialty printing, non-woven materials, and polyethylene films. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Company's Dallas, Texas facility received and Newton, North Carolina facility continues to receive fine paper stock primarily from three major paper companies instead of a greater number of companies.

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

      The Company's past expenditures relating to environmental compliance have not had a material effect on the Company. Further growth in the Company's production capacity with a resulting increase in discharges and emissions may require additional capital expenditures for environmental control facilities in the future. No assurance can be given that future changes to environmental laws or their application will not have a material adverse effect on the Company's business or results of operations.

EMPLOYEES

      At September 30, 2002, the Company had approximately 454 employees, of whom 212 were employed at its Green Bay, Wisconsin facility, 152 at its Manning, South Carolina facility, 14 accounting and information technology support personnel located at Dallas, Texas, 67 at its Newton, North Carolina facility and 9 at its St. Louis, Missouri sales office. The Company has a non-union workforce and believes that its relationship with its employees is good.

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

ITEM 2 - PROPERTIES

      The Company's main production and distribution facilities for contract manufacturing and specialty printing are located in Green Bay, Wisconsin. The 220,000 square foot facility (of which approximately 15,000 square feet are used for offices for the facility and the Company's corporate headquarters) was built in stages from 1980 to 2000 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.

      The Company leases 44,000 square feet of space in a facility contiguous to its Green Bay, Wisconsin, facility, which is currently used for certain contract manufacturing, warehousing, and distribution operations. This facility is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. The lease for this facility expires March 2008. The Company has an option to renew this lease for an additional five years.

      The Company's accounting and information technology services are located in facilities which it leases in Dallas, Texas, in the same building in which the Company produced and distributed Business Imaging products until September 2002. The lease for the 173,000 square foot facility expires in February 2003.

      The Company owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of Business Imaging products and in the printing of custom forms.

      In June 1996, the Company leased for five years and in October of 1996 occupied a new 62,000 square foot facility in Manning, South Carolina, which was designed and constructed to house the production and distribution operations for the Company's Paint Sundry business. In March of fiscal 2001, the Company completed a 62,000 square foot expansion of the Manning, South Carolina facility. In April of fiscal 2001, the Company consolidated its St. Louis Paint Sundry operations into the expanded Manning, South Carolina building. In December 2002, upon lease termination, the Company exercised its option to purchase the building for $1.1 million. The Company also owns a 42,000 square foot facility in Manning, South Carolina which is not used in operations.

      The Company, through April of fiscal 2001, leased a 60,000 square foot building in St. Louis, Missouri from the former owners of Foremost Manufacturing Company in which it packaged and distributed paint sundry products. This lease was vacated as the Manning, South Carolina consolidation was completed. The Company currently leases 2,300 square feet in St. Louis from the former owners of Foremost Manufacturing Company for is Paint Sundry market sector sales offices. The lease will expire in September 2005.

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

ITEM 3 - LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings in the ordinary course of its business, none of which are anticipated to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

THE EXECUTIVE OFFICERS OF THE COMPANY

Name                       Age   Positions With the Company
----                       ---   --------------------------

Louis LeCalsey, III        63    Director, President and Chief Executive Officer
Michael B. Wheeler (2)     57    Vice President/Chief Financial Officer
Drew W. Cook (1)           40    Chief Accounting Officer, Corporate Controller
Charlie Cobaugh            58    Vice President
Madge J. Joplin            55    Vice President
Robert J. Simon            44    Chairman of the Board of Directors

----------
  (1) Mr. Cook replaced Greg Wilemon as acting Chief Financial Officer on December 19, 2001.

  (2) Mr. Wheeler replaced Drew W. Cook as Chief Financial Officer on March 27, 2002.

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

      Michael B. Wheeler, CPA--Mr. Wheeler has been with Tufco as Vice President and Chief Financial Officer since March 27, 2002. From 1999 to 2001, Mr. Wheeler consulted for several companies as a senior financial consultant. Prior to that, Mr. Wheeler was with Stone Container Corporation for twenty-five years serving as Vice President and Treasurer from 1983 to 1998.

      Charlie Cobaugh-- Mr. Cobaugh assumed the position of Vice President and Paint Sundries Sector Leader of Tufco on November 13, 1997. Previously he was President of Foremost Manufacturing Company, which was acquired by Tufco on the above date. Mr. Cobaugh serves as a Director and Board Member of numerous charitable and welfare agencies in St. Louis, Missouri.

      Madge J. Joplin-- Mrs. Joplin assumed the position of Vice President for the Business Imaging sector of Tufco in 1998. She began her career in 1965 with Hamco Inc. and served in various positions until Hamco was acquired by Tufco in 1995. While with Hamco Mrs. Joplin's more recent positions included Comptroller, Vice President of Operations and Chief Operating Officer.

      Drew W. Cook--Mr. Cook has been Corporate Controller since January 1, 1997, and Chief Accounting Officer since December 19, 2001. Mr. Cook served as the interim Chief Financial Officer from December 19, 2001 to March 27, 2002. Previously, Mr. Cook was Controller at the Company's Newton plant from September 1995 to December 1997 and served in various positions with Medipack Management Corporation from October 1987 to September 1995, as Assistant Vice President and Controller from 1992 to 1995 and Controller from 1989 to 1992.

      Robert J. Simon--Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Wolverine Brass, Parmarco Technologies, Inc., TriMark USA, Inc., Overseas Equity Investors Ltd., and Overseas Callander Fund, Ltd. and several other privately held companies.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since the Company's initial public offering of Common Stock on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol "TFCO." The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

                                            High         Low        Close
                                           -------     -------     -------
      Fiscal 2001:

      Quarter ended December 31, 2000      $10.125     $ 6.000     $ 7.000

      Quarter ended March 31, 2001         $ 8.750     $ 5.250     $ 7.625

      Quarter ended June 30, 2001          $ 9.600     $ 6.000     $ 9.000

      Quarter ended September 30, 2001     $ 9.000     $ 6.150     $ 7.500

      Fiscal 2002:

      Quarter ended December 31, 2001      $ 8.000     $ 5.900     $ 6.890

      Quarter ended March 31, 2002         $ 7.990     $ 5.250     $ 5.990

      Quarter ended June 30, 2002          $ 6.910     $ 5.100     $ 6.750

      Quarter ended September 30, 2002     $ 6.750     $ 4.110     $ 4.920


      As of December 26, 2002, there were approximately 105 holders of record of the Common Stock. On December 26, 2002, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $4.15 per share.

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

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                                        Years Ended September 30,
                                                    ----------------------------------------------------------------
                                                      2002          2001          2000          1999         1998(1)
                                                    --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
   Net sales                                        $ 75,657      $ 82,127      $ 78,952      $ 76,331      $ 76,973
   Cost of sales                                      66,978        71,742        68,041        63,225        65,903
                                                    --------      --------      --------      --------      --------

   Gross profit                                        8,679        10,385        10,911        13,106        11,070
   Selling, general, and
    administrative expenses                            7,497         6,770         7,107         7,710         8,128
   Amortization  of goodwill (4)                        --             597           607           617           558
   Facility restructuring cost                           233          --            --            --            --
   Facility closing cost                                 435          --             831          --            --
   Employee severance cost                               209            10           660          --             142
   Property and inventory write-downs                    735          --              74          --             250
   Gain (loss) on asset sales (3)                          9           147           327         1,048           (37)
                                                    --------      --------      --------      --------      --------

   Operating income (loss)                              (421)        3,155         1,959         5,827         1,955
   Interest expense                                     (460)         (960)         (974)       (1,086)       (1,177)
   Interest and other income                              24           277            35            40            66
                                                    --------      --------      --------      --------      --------
   Income (loss) before income taxes                    (857)        2,472         1,020         4,781           844
   Income tax expense (benefit)                         (104)        1,047           493         1,803           452
                                                    --------      --------      --------      --------      --------

   Income (loss) before extraordinary
    item and accounting change                          (953)        1,425           527         2,978           392
   Extraordinary item-loss from early repayment
    of debt, net of income tax benefit of $32           --            --            --            --              62
   Cumulative effect of accounting change             (4,652)         --            --            --            --
                                                    --------      --------      --------      --------      --------
   Net income (loss)                                $ (5,405)     $  1,425      $    527      $  2,978      $    330
                                                    ========      ========      ========      ========      ========

Basic Earnings (Loss) Per Share:
   Income (loss) before extraordinary
    items and accounting change                     $  (0.16)     $   0.31      $   0.12      $   0.67      $   0.09
   Extraordinary items                                  --            --            --            --            --
   Cumulative effect of accounting change              (1.01)         --            --            --            --
                                                    --------      --------      --------      --------      --------
   Net income (loss) (4)                            $  (1.17)     $   0.31      $   0.12      $   0.67      $   0.09
                                                    --------      --------      --------      --------      --------

Diluted Earnings (Loss) Per Share:
   Income (Loss) before extraordinary
    items and accounting change                     $  (0.16)     $   0.31      $   0.11      $   0.67         $   0.07
   Extraordinary items                                  --            --            --            --               --
   Cumulative effect of accounting change              (1.01)         --            --            --               --
                                                    --------      --------      --------      --------         --------
   Net income (loss) (4)                            $  (1.17)     $   0.31      $   0.11      $   0.67         $   0.07
                                                    --------      --------      --------      --------         --------

   Weighted average common shares outstanding:
      Basic                                            4,628         4,614         4,499         4,419            4,420
      Diluted                                          4,628         4,642         4,622         4,475            4,518

OTHER DATA:
   Depreciation and amortization (2)                $  3,070      $  3,624      $  3,535      $  3,090         $  2,605
   Capital expenditures                             $  1,196      $  2,071      $  7,073      $  3,130         $  2,629

BALANCE SHEET DATA (AT SEPTEMBER 30):
   Working capital                                  $ 11,021      $  6,692      $ 11,952      $ 13,934         $ 12,630
   Total assets                                       46,886        58,944        62,133        59,081           58,767
   Total - current and long-term debt                  6,157        12,460        13,107        14,530           17,697
   Stockholders' equity                               32,808        38,054        36,579        35,246           32,250

(Footnotes 1-4 on next page)

1)    Includes Foremost Manufacturing Company since its acquisition in November
      1997.

2)    Includes depreciation and amortization of goodwill and other assets.

3) In June 1999, the Company sold its equipment and inventory related to its Away-From-Home sector products and services, and has ceased selling into this market sector.

4) Amortization of goodwill was not recorded for fiscal 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in which the Company no longer records goodwill amortization expense. Goodwill amortization expense was $0.6 million in fiscal 2001, 2000, 1999 and 1998. Had goodwill not been amortized for the years ended September 30, 2001, 2000, 1999 and 1998, basic and diluted earnings per share would have been $0.11, $0.11, $0.12, and $0.07 higher, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      Management's discussion of the Company's 2002 fiscal year in comparison to fiscal 2001, contains forward-looking statements regarding current expectations, risks and uncertainties for fiscal 2003 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled "Business" in this report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the contract manufacturing, specialty printing services, imaging paper products and paint sundry products industries, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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

RESULTS OF OPERATIONS

      The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2002 ("current year" or "fiscal 2002"), in comparison to the fiscal year ended September 30, 2001 ("prior year" or "fiscal 2001"), as well as the fiscal year ended September 30, 2000 ("fiscal 2000").

      The following table sets forth, for the fiscal years ended September 30
(i) the percentage relationship of certain items from the Company's statements of operations to net sales and (ii) the year-to-year changes in these items:

                                              PERCENTAGE OF NET SALES         YEAR-TO-YEAR CHANGE
                                           ------------------------------     -------------------
                                                                               2002 TO    2001 TO
                                            2002        2001        2000        2001       2000
                                           ------      ------      ------      ------     ------
Net sales                                   100.0%      100.0%      100.0%         -8%         4%
Cost of sales                                88.5        87.4        86.2          -6          5
                                           ------      ------      ------
Gross margin                                 11.5        12.6        13.8         -16         -5

Selling and administrative expenses           9.9         8.3         9.0          11         -5
Amortization of goodwill                      0.0         0.7         0.8        -100         -2
Facility restructuring cost                   0.3          --          --         100         --
Facility closing cost                         0.6          --         1.0         100         --
Employee severance cost                       0.3          --         0.8         100         --
Property write-downs                          1.0          --         0.1         100         --
Gain on asset sales                           0.0         0.2         0.4         -94        -55
                                           ------      ------      ------      ------     ------

Operating income (loss)                      -0.6         3.8         2.5        -113         61
Interest expense                             -0.6        -1.2        -1.2        -167         -1
Interest and other income                     0.1         0.4         0.0         -91        691
                                           ------      ------      ------      ------     ------
Income (loss) before income
      taxes and accounting change            -1.1         3.0         1.3        -135        142
Income tax expense (benefit)                 -0.1         1.3         0.6        -110        112
                                           ------      ------      ------      ------     ------

Income (loss) before accounting change       -1.0         1.7         0.7        -153        171
Cumulative effect of accounting change       -6.1          --          --         100         --
                                           ------      ------      ------      ------     ------

Net income (loss)                            -7.1%        1.7%        0.7%       -479%       171%
                                           ======      ======      ======      ======     ======

      The components of net sales and gross profit are summarized in the table below:

                                              2002                 2001                 2000
                                        ---------------      ---------------      ---------------
                                                  % of                 % of                 % of
                                        Amount    Total      Amount    Total      Amount    Total
                                        ------    -----      ------    -----      ------    -----
                                                          (Dollars in millions)
      Net Sales
Contract manufacturing and printing     $30.4        40%     $40.7        50%     $34.2        43%
Business imaging paper products          21.6        29       20.8        25       25.9        33
Paint sundry products                    23.7        31       20.6        25       18.8        24
                                        -----     -----      -----     -----      -----     -----
Net sales                               $75.7       100%     $82.1       100%     $78.9       100%
                                        =====     =====      =====     =====      =====     =====

                                             Margin               Margin              Margin
                                        Amount      %        Amount      %        Amount      %
                                        ------    ------     ------    ------     ------    ------
      Gross Profit
Contract manufacturing and printing     $ 4.3        14%     $ 6.6        16%     $ 7.1        21%
Business imaging paper products           2.0         9        1.6         8        2.9        11
Paint sundry products                     2.4        10        2.2        11         .9         5
                                        -----     -----      -----     -----      -----     -----
Gross profit                            $ 8.7        11%     $10.4        13%     $10.9        14%
                                        =====     =====      =====     =====      =====     =====

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

      NET SALES for fiscal 2002 decreased $6.5 million or 8% related to lower sales at the Contract Manufacturing sector (down $10.3 million or 25%) offset by an increases of $3.1 million or 15% in the Paint Sundry sector and $0.8 million (4%) from the Business Imaging sector. The most significant decline in Contract Manufacturing sector was related to reduced product demand from a major customer for which the Company manufactures and packages a variety of consumer products as well as unit price adjustments to the customer. The Company has service agreements with this major customer to manufacture and package a baby care product and two cleaning products. For the Contract Manufacturing sector the Company is dependent on unit volume projections provided by its customers and demand generated by the customers' consumer base. Contract Manufacturing also declined due to strong competition from numerous suppliers of converting services to produce branded sheeting, copier papers and engineering rolls for OEM customers and who compete primarily on low pricing for a declining market of available sales. In the second quarter of fiscal 2001, this sector received its last significant order from a large manufacturer of wide-format printers and copiers before the customer's decision to reassess its inventory stocking program and change suppliers. Printing and laminating services offered by the Contract Manufacturing sector were down slightly from the prior year as well. The increase in the Paint Sundry sector was the result of higher demand for certain new products launched in fiscal 2001 sold mostly to the sector's largest customer, a large do-it-yourself home center as well as volume increases to this customer. The Company's Business Imaging sector continued to experience strong competition from numerous suppliers continued to have a negative impact on sales volume in the engineering and data processing products from the sector. The decline in sales for those products in the Business Imaging sector were more than offset by an increase in receipt roll sales to the sector's network of products distributors. Additionally, in March 2002, the Company made a strategic decision to exit the contract sheeting market and reached an agreement to sell its most significant production assets and sublease a portion of its facility. Later in fiscal 2002 the Company closed its Dallas, Texas manufacturing and distribution facility to control costs in order to remain competitive with its engineering products.

      GROSS PROFIT declined $1.7 million (16%) and margins declined to 11.5% in fiscal 2002 from 12.6% in fiscal 2001. The largest factor contributing to the decline in margin percentages was the pass through of raw material costs in certain Contract Manufacturing agreements which basically contribute additional sales dollars with little or no margin dollar contributions. For this sector, reductions in volume as well as unit price adjustments to a major customer also contributed to the $2.3 million (35%) decline in gross profit. The decline in sales due to strong competition from numerous suppliers of converting services to produce branded sheeting, copier papers and engineering rolls mentioned earlier accounted for part of the decline in gross profit. Business Imaging gross profit increased $0.4 million or 22% due to growth in receipt roll sales to the sector's network of products distributors discussed previously. Also the sector improved margins by shedding overhead from underutilized production assets and reducing its Dallas, Texas manufacturing facility size when it exited from the contract sheeting market mentioned earlier. The Paint Sundry sector gross profit increased $0.2 million, with margins decreasing to 10.3% in fiscal 2002 from 10.7% in fiscal 2001. The improvement in gross profit for the Paint Sundry sector came from increased sales mentioned earlier and cost savings from the consolidation of the Company's St. Louis operations into the expanded Manning, South Carolina plant in April of fiscal 2001 offset by higher than expected freight cost. Additionally, the Paint Sundry sector gross profits declined as a result of unit price adjustments to a major customer of the sector offset by sales volume growth to this customer mentioned earlier.

      SELLING AND ADMINISTRATIVE EXPENSES for fiscal 2002 were up $0.7 million or 11%, compared to $6.8 million for 2001, primary due to increased expenses for outside professional services, rising health care costs, increases to the sales force late in fiscal 2001 and employee recruiting costs. Additionally, the Company increased its bad debt reserves following the bankruptcy of a large discount retail store chain.

      AMORTIZATION OF GOODWILL was not recorded for fiscal 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in which the Company no longer records goodwill amortization expense which was $0.6 million for fiscal 2001. Had goodwill not been amortized for the year ended September 30, 2001, the income per share would have been $0.42 per share instead of the $0.31 per share as reported.
See cumulative effect of accounting change below.

      FACILITY RESTRUCTURING COSTS of $0.2 million for fiscal 2002 was recorded following the Company's decision to exit the contract sheeting market in March 2002, mentioned above. These costs are mostly related building lease abandonment.

      FACILITY CLOSING EXPENSE of $0.4 million for fiscal 2002 was recorded as a result of a strategic decision to close the Dallas, Texas manufacturing and distribution facility in September 2002 to control costs in order to remain competitive with the Company's engineering products by moving the decreased production to its Newton, North Carolina facility. Also, certain assets used to produce Paint Sundry products were moved to the Company's Manning, South Carolina facility. This expense mostly includes costs to move equipment and inventory, employee severances, building and equipment lease abandonment. The Company expects to reduce ongoing costs at an annual rate of approximately $0.7 million through this closing and consolidation.

      SEVERANCE EXPENSE was $0.2 million in fiscal 2002, and relates primarily to payments by the Company pursuant to an employment agreement with a former executive.

      PROPERTY AND INVENTORY WRITE-DOWNS of $0.7 million includes $0.2 million for an adjustment related to misappropriation of inventory by former employees of a supplier in Mexico to which the Paint Sundry sector outsourced production. Property write-downs of $0.5 million are related to the restructuring and eventual closing of the Dallas, Texas facility mentioned and includes adjustments to leasehold improvements and production equipment.

      GAINS ON ASSET SALES were nominal in fiscal 2002, compared to $0.1 million for 2001. The gain was related to the sale of sheeting equipment from its Dallas, Texas facility mentioned above which was mostly offset by disposals of unutilized equipment at the Company's Green Bay, Wisconsin facility.

      INTEREST AND OTHER INCOME decreased $0.2 million to $0.4 million in fiscal 2002. The decline was due to a decrease in interest expense of $0.5 million from fiscal 2001 as a result of debt elimination of $6.2 million throughout fiscal 2002 and reductions in the interest rate on borrowings. Additionally, other income decreased $0.2 million in fiscal 2002, from the settlement of a lawsuit under which the Company had been required to indemnify a related party in fiscal 2001. The actual settlement was less than the liability previously accrued by the Company resulting in this gain in fiscal 2001.

      INCOME TAXES decreased $1.2 million as a result of declines in gross profit, increases in selling and administrative expenses and other expenses mentioned above. Income tax benefit for fiscal 2002 was 12% of pre-tax losses compared to income tax expense of 42% of pre-tax earnings in fiscal 2001. The decreased rate was the result of the impact that certain non-deductible expenses, such as meal and entertainment expense, on the pre-tax losses incurred in fiscal 2002 as well as the mix of tax rates from the various jurisdictions in which the Company operates.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE is the result of the Company adopting certain provisions of SFAS No. 142, effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. In connection with the adoption of SFAS No. 142, the Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $ 6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill at certain Business Imaging and Paint Sundry reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques including the expected present value of future cash flows and prices of comparable businesses. For the year ended September 30, 2001, amortization of goodwill was $512,340, net of tax, or $0.11 per share.

      BASIC AND DILUTED LOSS PER SHARE was $1.17 for fiscal 2002 compared to basic and diluted earnings per share of $0.31 in fiscal 2001.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

      NET SALES for fiscal 2001 increased $3.2 million or 4% primarily due to increased sales in the Company's Contract Manufacturing sector, which increased $6.5 million or 19% over fiscal 2000. The increase in Contract Manufacturing sales were the result of three service agreements with a Fortune 500 consumer products company, under which the Company manufactured and packaged a baby care product and two cleaning products. Unlike other agreements the Company has with its Contract Manufacturing customers, the agreement for the baby care product requires the Company to purchase the primary raw materials used in the manufacturing process and pass through this raw material cost, plus a small handling charge, to the customer in addition to the revenue from typical manufacturing services. This arrangement results in higher sales but lower effective margins. Manufacturing of the cleaning products began late in third quarter of fiscal 2000 and reached a peak in the second and third quarter of fiscal 2001. Sales of the baby care product began in the second quarter of fiscal 2001. Offsetting these increases, Contract Manufacturing sales to a large manufacturer of wide-format printers and copiers decreased during fiscal 2001 due to decisions by that customer's management to reassess its inventory-stocking program. The Company's Business Imaging sales decreased $5.1 million or 20% during fiscal 2001 as strong competition from numerous suppliers continued to have a negative impact on sales volume in the sector, especially in the engineering, data processing and contract sheeting products. In addition, during fiscal 2001 the Company was unsuccessful in retaining existing business including sales of receipt rolls to a large retail video rental company and three large retail grocers, all of which were lost during annual competitive bid processes. Sales in the Company's Paint Sundry sector rose $1.8 million (9%) in fiscal 2001 over fiscal 2000, primarily due to increased sales to a large do-it-yourself home center. In addition, during fiscal 2001, the Paint Sundry sector was successful in launching two new product portfolios.

      GROSS PROFIT declined $0.5 million (5%) and margins declined to 12.6% in fiscal 2001 from 13.8% in fiscal 2000. The largest factor contributing to the decline in margins was the pass through of raw material costs in the new Contract Manufacturing agreement to manufacture and package a baby care product discussed earlier. Gross profit for Contract Manufacturing declined $0.6 million or 8% in fiscal 2001 from fiscal 2000 due to a decline in sales to a large manufacturer of wide-format printers and copiers mentioned earlier. Gross profit in the Paint Sundry sector increased $1.3 million or 158% increasing margins to 11% in fiscal 2001. This was primarily due to the aforementioned increase in sales to a large do-it-yourself home center and the consolidation of the Company's two Paint Sundry plants. In April of fiscal 2001, the Company completed its consolidation of its St Louis, Missouri operations into the expanded Manning, South Carolina plant. Management believes that this consolidation will provide almost $1 million in annual cost savings, most of which will help to increase gross profit. Business Imaging sector gross margins decreased $1.3 million (44%) during fiscal 2001. As discussed earlier, the Company's Business Imaging sales decreased during fiscal 2001 due to loss of customers from strong competition in the Company's engineering, contract sheeting and data processing product groups and the loss of business as a result of competitive bid processes for sales receipt business during fiscal 2001 and fiscal 2000.

      SELLING AND ADMINISTRATIVE EXPENSES for fiscal 2001 were down $0.3 million or 5%, compared to $7.1 million for fiscal 2000, primary due to reductions in cost for outside professional services. Additionally telephone expenses were down in fiscal 2001 from installation of communications hardware which reduced long distance telephone costs and internal network communication costs.

      FACILITY CLOSING EXPENSE was a one-time charge in fiscal 2000 associated with the closing of the Company's St. Louis distribution facility and the moving of the related inventory equipment and personnel to Manning, South Carolina.

      SEVERANCE EXPENSE was $0.7 million in fiscal 2000, and relates to payments due to a former executive of the Company pursuant to an employment agreement with an acquired company.

      GAINS ON ASSET SALES were $0.1 million in fiscal 2001, compared to $0.3 million for fiscal 2000, resulting from the sale of certain under-utilized equipment in the Green Bay, Wisconsin facility.

      INTEREST AND OTHER INCOME increased $0.2 million in fiscal 2001 due to the settlement of a lawsuit under which the Company had been required to indemnify a related party. The actual settlement was less than the liability previously accrued by the Company resulting in this gain.

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

FISCAL 2002 (Dollars in thousands, except per share amounts)

                                                      First        Second       Third       Fourth
                                                     Quarter      Quarter      Quarter     Quarter
                                                     -------      -------      -------     -------
Net sales ......................................     $17,264      $18,407      $20,548     $19,438
Gross profit ...................................       1,359        2,360        3,405       1,556
Operating expenses .............................       1,832        2,681        1,870       2,717
Operating income (loss) ........................        (474)        (321)       1,535      (1,161)
Income (loss) before income taxes and accounting
  change .......................................        (598)        (433)       1,428      (1,254)
Income tax expense (benefit) ...................        (191)         (84)         650        (480)
Change in accounting principle .................      (4,652)          --           --          --
Net income (loss) ..............................      (5,059)        (349)         778        (774)
Earnings (loss) per share:
    Basic ......................................       (1.10)       (0.07)         .17        (.17)
    Diluted ....................................       (1.10)       (0.07)         .17        (.17)

FISCAL 2001 (Dollars in thousands, except per share amounts)

                                                       First        Second      Third       Fourth
                                                      Quarter      Quarter     Quarter     Quarter
                                                      -------      -------     -------     -------
Net sales .......................................     $16,770      $21,858     $22,421     $21,078
Gross profit ....................................         528        3,359       3,436       3,062
Operating expenses ..............................       1,671        1,859       1,836       1,864
Operating income (loss) .........................      (1,143)       1,500       1,600       1,198
Income (loss) before income taxes ...............      (1,349)       1,246       1,515       1,060
Income tax expense (benefit) ....................        (440)         477         585         425
Net income (loss) ...............................        (909)         769         930         635
Earnings (loss) per share:
    Basic .......................................        (.20)         .17         .20         .14
    Diluted .....................................        (.20)         .17         .20         .14

      In the fourth quarter of fiscal 2002, sales declined $1.6 million or 8% as compared to fourth quarter of fiscal 2001. The Contract Manufacturing sector sales were down $3.0 million or 28% in fourth quarter fiscal 2002 when compared to the same period last year as a result of reduced product demand from a major customer for which the Company manufactures and packages a variety of consumer products as well as unit price adjustments to the customer. Contract Manufacturing also declined due to strong competition from numerous suppliers of converting services to produce branded sheeting, copier papers and engineering rolls for OEM customers and who compete primarily on low pricing for a declining market of available sales offset slightly by printing and laminating services which were up from fiscal 2001. For fourth quarter fiscal 2002, Business Imaging sector sales were up $0.7 million (14%) in fourth quarter of fiscal 2002 when compared to the same quarter of fiscal 2001 due to increased sales of receipt roll sales to the sector's network of products distributors. The Paint Sundry sector sales were up $0.7 million or 12% for fourth quarter fiscal 2002 when compared to the same quarter last year mostly due to sales to a large do-it-yourself home center in the Paint Sundry sector. Gross profit for the Company decreased $1.5 million (49%) and margin percentages declined to 8% from 15% in fourth quarter of fiscal 2002 compared to the same quarter of fiscal 2001. Gross profit for the Contract Manufacturing sector declined $1.6 million. The largest factor contributing to the decline in gross profit was the decline is sales volume discussed earlier. Also for this sector, unit price adjustments to a major customer contributed to the gross profit decline. Business Imaging gross profit increased $0.3 million due to growth in receipt roll sales to the sector's network of products distributors discussed previously. Also the sector improved margins by shedding overhead from underutilized production assets and reducing its Dallas, Texas manufacturing facility size when it exited from the contract sheeting market mentioned earlier. The Paint Sundry sector gross profit increased $0.3 million, with margins decreasing to 8% in fourth quarter of fiscal 2002 from 14% in the same quarter of fiscal 2001. The decrease in margin percent for the Paint Sundry sector came from higher than expected freight cost discussed earlier. Additionally, the Paint Sundry sector gross profits increased as a result of sales growth to a large do-it-yourself home center mentioned earlier offset partially by unit price adjustments to this same customer. Operating income declined from $1.2 million in fourth quarter of fiscal 2001 to an operating loss of $1.2 million in fourth quarter of fiscal 2002. This decline in fourth quarter of fiscal 2002 included property and inventory write-downs of $0.4 million related to an inventory misappropriation discussed earlier and $0.4 million related to the closing of the Company's Dallas, Texas facility in September 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow from operations increased to $6.6 million in fiscal 2002 from $2.2 million in fiscal 2001. Cash generated from net income adjusted for non-cash expenses and gains was $3.1 million in fiscal 2002 compared to $4.7 million in the prior year. In addition, inventories were $2.3 million lower in fiscal 2002 compared with fiscal 2001 due to working capital improvement strategies undertaken by the Company's management and completion of the product launch of two new Paint Sundry products started late during fiscal 2001. Accounts payable increased $1.9 million due to timing of payment due dates relative to the last day of fiscal 2002. The Company has an arrangement with its largest customer whereby the Company purchases and installs the customer's production equipment, and is later reimbursed by the customer. The balance of these reimbursement payments due were $0.1 million and $1.0 million on the last day of fiscal 2002 and 2001, respectively.

      Cash used in investing activities totaled $0.7 million in fiscal 2002 and was related to cost to purchase and install production or office equipment. Cash used in investing activities totaled $1.9 million in fiscal 2001 resulting from cost to expand the Manning, South Carolina plant ($1.2 million) and purchase and install production and office equipment. These expenditures were partially offset by proceeds from the sale of sheeting equipment in fiscal 2002 mentioned above and other under-utilized production equipment in the current and prior years.

      Cash used in financing activities totaled $6.1 million and $0.6 million in fiscal 2002 and fiscal 2001 respectively, resulting from the repayment of long-term debt offset by repayment of shareholder notes receivable in fiscal 2002 and proceeds from the issuance of common stock in fiscal 2001.

      The Company's primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. As of September 30, 2002, the Company had commitments for the purchase of a flexographic printing press for $3.2 million and a wet wipe converting machine for $2.2 million. The Company plans to enter into an operating lease for a flexographic printing press during fiscal 2003. The company anticipates making capital expenditures in fiscal 2003 of approximately $4.0 million and expects such amounts to be funded by cash from operations, bank and other financing sources.

      On August 15, 2002, the Company entered into an amended and restated financing arrangement with JPMorgan Chase Bank (the "Credit Facility"). Under the Credit Facility, the Company had $3.4 million of term debt outstanding at September 30, 2002, repayable in equal quarterly payments maturing in May 2007, and availability up to $10.0 million under a revolving credit agreement through June 2004. On July 30, 1998, the Company entered into an interest rate swap arrangement with Wachovia Bank, NA (formerly First Union) which had the effect of creating a fixed interest rate on the Company's term debt, expiring August 2003. As a result of this arrangement, the interest rate on the term debt is fixed at 5.87%, plus a profit spread for the bank. Management believes that this hedge arrangement creates a desirable stability of future interest payments. At December 26, 2002, the Company had approximately $8.1 million in total borrowings outstanding under this agreement, with $5.6 million available under the revolving credit agreement. Management believes its operating cash flow is adequate to service its long-term obligations as of September 30, 2002, and any budgeted capital expenditures.

      The Credit Facility is secured by substantially all of the Company's assets and contains certain restrictive covenants, including, minimum required cash flow, maximum allowable indebtedness and maximum allowable capital expenditures. In December 2002, the Company received a waiver by its principal lender as of September 30, 2002, in connection with the Company's failure to achieve the required fixed charge coverage ratio, as defined in the Credit Facility. Management believes its failure to achieve this ratio was the result of facility closing cost, and property and inventory write-downs experienced late in fourth quarter of fiscal 2002. Other than the fixed charge coverage ratio described above, at September 30, 2002 the Company was in compliance with all of its debt covenants under the credit facility. At September 30, 2001, the Company was in compliance with all of its debt covenants under its prior credit facility.

      The Company has a $1.0 million standby letter of credit with its former senior lender for amounts payable in connection with certain Village of Ashwaubenon Industrial Development Revenue Bonds. Pursuant to the terms of the Village of Ashwaubenon Industrial Development Revenue Bonds, the Company is required to replace the standby letter of credit in May 2003. The Company expects to replace this standby letter of credit with a substitute letter of credit issued under the Credit Facility.

      The Company entered into an agreement with a third party to construct and lease for an initial 5-year term a 62,000 square foot facility in Manning, South Carolina, which the Company occupied in October 1996. The facility was financed pursuant to a $1.5 million industrial revenue bond for which the Company was indirectly liable pursuant to a lease backed by a letter of credit issued by its former senior lenders. As a result of the refinancing with JPMorgan Chase Bank, the Company was required to replace this letter of credit with a substitute letter of credit issued under the Credit Facility. On December 5, 2002 the Company caused the prepayment of the $1.1 million principal amount and related accrued interest on the industrial revenue bonds and in connection therewith purchased the building for $1.1 million. This transaction was funded by additional borrowings under the Credit Facility.

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

CONTRACTUAL OBLIGATION DATA

The following table sets forth obligations and commitments to make future payments of debt, operating lease agreements, and future payments under contracts:

                                                                   Payments Due By Period
                                            ----------------------------------------------------------------------
                                                              Less
                                                             Than 1           1-3           4-5           After
                                              Total           Year           Years         Years         5 Years
                                            ----------     ----------     ----------     ----------     ----------

Long-Term Debt                               6,156,608        922,726      3,638,430      1,595,452

Operating Leases                             5,547,137      1,070,261      1,616,428      1,327,463      1,532,985

Unconditional  Purchase Obligations (1)      6,500,000      6,500,000

                                            ----------     ----------     ----------     ----------     ----------
Total Contractual Cash Obligations          18,203,745      8,492,987      5,254,858      2,922,915      1,532,985
                                            ==========     ==========     ==========     ==========     ==========

(1) The unconditional purchase obligations includes $3.2 million for a flexographic printing press which the Company ultimately plans to finance through an operating lease, $2.2 million for a wet wipe converting machine and $1.1 million for the Company to exercise its option to purchase a building in Manning, South Carolina.

      The Company's allowance for uncollectible accounts receivable was $0.5 million at November 30, 2002. Management believes that this allowance is adequate to provide for losses inherent in its accounts receivable.

      Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, periodically impact the Company's inventory values and net income. This was the case in fiscal 2000 as rising paper costs had a negative impact on the Company's profit. In fiscal years 2002 and 2001, the impact of inflation was minimal on the Company's inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company's products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company's inventory and net income.

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared in accordance with accounting principals generally accepted in the United States of America. The reported financial results and disclosures were determined using significant accounting policies, practices and estimates as described below. We believe the reported financial disclosures are reliable and present fairly, in all material respects, the financial position and results of the Company.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation. Certain items in prior periods have been reclassified to conform with the current presentation.

      Financial statement preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Differences from those estimates are recognized in the period they become known.

      Revenue Recognition- The Company recognizes revenue in accordance with revenue terms, typically revenues are recognized as sales when goods are shipped and title transfers to the customer.

      Trade Accounts and Notes Receivable- Management estimates allowances for collectibility related to its trade accounts and note receivables. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectibility of its receivables or future revenues.

      Management estimates sales returns and allowances by analyzing historical returns and credits, and applies these trend rates to the most recent 12 months' sales data to calculate estimated reserves for future credits. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 12 months' sales, less actual write-offs to date. Management's estimates include providing for 100 percent of specific customer balances when it is deemed probable that the balance is uncollectible. Actual results could differ from these estimates under different assumptions.

      Inventories- Inventories are carried at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method of inventory evaluation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. A large portion of the Company's inventory is saleable to multiple customers and a portion of the inventory is manufactured to specifications provided by original equipment manufacturers and is not subject to rapid technological change.

      Management does not believe changes are reasonably likely to have a material impact on the valuation of its inventories.

      Goodwill- Goodwill represents the excess of cost over fair value of net assets acquired in business combinations in fiscal 1998 and prior years and, before October 1, 2001, was amortized on a straight-line basis over 25 to 40 years and is stated net of accumulated amortization of $3,873,464 at September 30, 2001. Management has continued to review the carrying values of goodwill for recoverability using estimated future cash flows (see Recently Issued Accounting Standards, SFAS No. 142, below).

      The Company adopted SFAS No. 142 effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment, and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The goodwill impairment charge discussed below is the result of the change in the accounting method for determining the impairment of goodwill.

      In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of the beginning of fiscal 2002. The Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill at certain Business Imaging and Paint Sundry reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses.

      The charges have been recorded as the cumulative effect of accounting change in the amount of $6.4 million ($4.7 million after tax, or $1.01 per diluted share) as of October 1, 2001, in the accompanying condensed consolidated statements of operations.

      Financial Statements are attached as an Appendix to this report. The index to the financial statements is found on F-1 of the Appendix. Note 1 to the Consolidated Financial Statements contain additional information on the Company's accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

      SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company October 1, 2001 as discussed earlier. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. In connection with the adoption of SFAS No. 142, the Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $6.4 million ($4.7 million after tax) was recorded related to goodwill at certain Business Imaging and Paint Sundry reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques including the expected present value of future cash flows and prices of comparable businesses.

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was issued by the FASB in August 2001, is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS 121 with regard to the impairment of long-lived assets. The Company is in the process of evaluating the impact of the provisions of SFAS 144.

    SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities", which was issued by the FASB in July 2002, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cost Incurred in a Restructuring)". Statement SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe that adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk- In August 1998, the Company entered into an interest rate swap contract as a hedge under which the interest rate on its term debt under the credit facility is fixed at 5.87%, plus a profit spread for the lender (see Note 6 to the Company's Financial Statements). At September 30, 2002 and 2001, prevailing market interest rates were lower than the fixed rate in the Company's swap agreement, and the Company would have paid a premium of $65,941 and $124,713, respectively, to its lender if the swap were to have been terminated and paid at those times. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined that the Company's risk of liability resulting from a material decline in interest rates over the life of the swap below the fixed level under the swap was not significant.

      Foreign Currency Exchange Risk- The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of September 30, 2002.

      Commodity Price Risk- The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2002. An assessment of the risks of short-term commodity price fluctuations is set forth in Part I, Item 1 of this Form 10-K under the caption "Raw Materials and Suppliers".

      Other Relevant Market Risks- The Company does not own any marketable securities, and management is not aware of any other relevant market risks.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information to be included under the caption "Nominees" in the Company's definitive proxy statement relating to the Company's annual meeting to be held in 2003 (the "Proxy Statement"), which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. In addition, the information called for by Item 10 with respect to Executive Officers is set forth under Part I of this report.

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

ITEM 14 - CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

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

      10.8        *Lease between Bero and McClure Partnership and Tufco, L.P., dated October 15, 2002. (Exhibit 10.8)
      10.9        Employment Agreement with Louis LeCalsey, III dated September
                  19, 1996. (5) (Exhibit 10.18)
      10.10       Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998. (6) (Exhibit 10.13)
      10.11       ISDA Master Agreement and Schedule to the Master Agreement
                  dated as of July 30, 1998 between First Union National Bank and Tufco, L.P. (6) (Exhibit 10.14)
      10.12       First Amendment to Credit Agreement. (6) (Exhibit 10.15)
      10.13       Second Amendment to Credit Agreement. (7) (Exhibit 10.16)
      10.14       Waiver, Consent and Fourth Amendment. (8) (Exhibit 10.15)
      10.15       Fifth Amendment to Credit Agreement. (9) (Exhibit 10.16)
      10.16       Sixth Amendment to Credit Agreement. (10) (Exhibit 10.17)
      10.17       *Amended and Restated Credit Agreement dated August 15, 2002.
      10.18       *First Amendment to the Amended and Restated Credit Agreement.
      21.1        Subsidiaries of the Company. (6) (Exhibit 21.1)
      99.1        Employee Stock Purchase Agreement executed by Greg Wilemon in favor of the Company dated September 30, 2000. (11) (Exhibit 99.1)

----------

       *  Filed herewith

      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-55828) (the "Registration Statement") as filed with the Commission on December 16, 1992.

      (2) Incorporated by reference to Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993.

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995. (Commission file #0-21018)

      (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995. (Commission file #0-21018)

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997. (Commission file #0-21018)

      (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

      (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

      (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

      (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

      (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 2000.

(d) See Item 14(a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 27, 2002.

                                    Tufco Technologies, Inc.


                                    By:   /s/ Louis LeCalsey, III
                                          --------------------------------
                                          Louis LeCalsey, III
                                          President and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            Signature             Title                                Date
            ---------             -----                                ----

/s/ Louis LeCalsey, III           President, Chief Executive Officer   December 27, 2002
------------------------------    and Director (Principal Executive
Louis LeCalsey, III               Officer)

/s/ Robert J. Simon               Chairman of the Board                December 27, 2002
------------------------------
Robert J. Simon

/s/ Michael B. Wheeler            VP/Chief Financial Officer,          December 27, 2002
------------------------------
Michael B. Wheeler

/s/ Drew W. Cook                  Chief Accounting  Officer,           December 27, 2002
------------------------------    Corporate Controller
Drew W. Cook

/s/ Samuel J. Bero                Director                             December 27, 2002
------------------------------
Samuel J. Bero

/s/ C. Hamilton Davison Jr.       Director                             December 27, 2002
------------------------------
C. Hamilton Davison, Jr.

/s/ William J. Malooly            Director                             December 27, 2002
------------------------------
William J. Malooly

/s/ Seymour S. Preston, III       Director                             December 27, 2002
------------------------------
Seymour S. Preston, III

I, Louis LeCalsey, III, President and Chief Executive Officer of Tufco Technologies, Inc., certify that:


      1. I have reviewed this annual report on Form 10-K of Tufco Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002


/s/ Louis LeCalsey, III
-------------------------------------
President and Chief Executive Officer

I, Michael B. Wheeler, Vice President and Chief Financial Officer of Tufco Technologies, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Tufco Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002


/s/ Michael B. Wheeler
------------------------------------------
Vice President and Chief Financial Officer

     TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

     Consolidated Financial Statements as of
     September 30, 2002 and 2001, and for
     Each of the Three Years in the Period Ended
     September 30, 2002, and
     Independent Auditors' Report

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS - ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------


                                                                                      PAGE
INDEPENDENT AUDITORS' REPORT..........................................................F-2

FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of September 30, 2002 and 2001......................F-3

   Consolidated Statements of Operations and Comprehensive Income
      for the Years Ended September 30, 2002, 2001, and 2000..........................F-4

   Consolidated Statements of Stockholders' Equity
      for the Years Ended September 30, 2002, 2001, and 2000..........................F-5

   Consolidated Statements of Cash Flows
      for the Years Ended September 30, 2002, 2001, and 2000..........................F-6

   Notes to Consolidated Financial Statements.........................................F-7

INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of
   Tufco Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.





Dallas, Texas
December 6, 2002

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                      2002              2001
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $    251,346      $    521,453
   Restricted cash                                                     100,000            32,739
   Accounts receivable - net                                        11,121,227        11,231,668
   Inventories                                                       6,585,100         9,063,426
   Prepaid expenses and other current assets                           743,281           806,388
   Income taxes receivable                                             133,242
   Deferred income taxes                                               832,927           633,729
                                                                  ------------      ------------

           Total current assets                                     19,767,123        22,289,403

PROPERTY, PLANT, AND EQUIPMENT - Net                                16,304,848        19,203,899

GOODWILL - Net                                                      10,345,213        16,745,213

OTHER ASSETS - Net                                                     749,959           705,951
                                                                  ------------      ------------

TOTAL                                                             $ 47,167,143      $ 58,944,466
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                              $    922,726      $  9,271,432
   Accounts payable                                                  5,279,556         3,395,364
   Accrued payroll, vacation, and payroll taxes                        935,973         1,347,706
   Other current liabilities                                         1,326,075         1,166,225
   Income taxes payable                                                                  416,328
                                                                  ------------      ------------

           Total current liabilities                                 8,464,330        15,597,055

LONG-TERM DEBT - Less current portion                                5,233,882         3,188,985

DEFERRED INCOME TAXES                                                  660,640         2,104,882

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 9,000,000 shares authorized;
      4,706,341 shares issued                                           47,063            47,063
   Additional paid-in capital                                       25,088,631        25,088,631
   Retained earnings                                                 8,404,112        13,808,727
   Treasury stock, 78,497 common shares at cost                       (534,045)         (534,045)
   Stockholder notes receivable                                       (157,246)         (280,757)
   Accumulated other comprehensive loss, net of tax                    (40,224)          (76,075)
                                                                  ------------      ------------

             Total stockholders' equity                             32,808,291        38,053,544
                                                                  ------------      ------------

TOTAL                                                             $ 47,167,143      $ 58,944,466
                                                                  ============      ============

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                                            2002              2001              2000
NET SALES                                                               $ 75,656,939      $ 82,126,744      $ 78,952,268

COST OF SALES                                                             66,977,915        71,741,853        68,041,438
                                                                        ------------      ------------      ------------

GROSS PROFIT                                                               8,679,024        10,384,891        10,910,830

OPERATING EXPENSES:
   Selling, general and administrative                                     7,497,277         6,770,424         7,106,869
   Amortization of goodwill                                                                    596,511           607,206
   Facility restructuring costs                                              232,958
   Facility closing costs                                                    434,882                             831,305
   Employee severance costs                                                  209,324            10,218           659,950
   Property and inventory write-downs                                        734,153                              74,000
   Gain on asset sales                                                        (8,727)         (147,359)         (327,331)
                                                                        ------------      ------------      ------------

           Total                                                           9,099,867         7,229,794         8,951,999
                                                                        ------------      ------------      ------------

OPERATING INCOME (LOSS)                                                     (420,843)        3,155,097         1,958,831

OTHER INCOME (EXPENSE):
   Interest expense                                                         (460,532)         (960,529)         (973,583)
   Interest and other income                                                  24,179           277,345            34,894
                                                                        ------------      ------------      ------------


           Total                                                            (436,353)         (683,184)         (938,689)
                                                                        ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                           (857,196)        2,471,913         1,020,142

INCOME TAX EXPENSE (BENEFIT)                                                (104,172)        1,046,675           493,425
                                                                        ------------      ------------      ------------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                                      (753,024)        1,425,238           526,717

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    (4,651,591)
                                                                        ------------      ------------      ------------

NET INCOME (LOSS)                                                         (5,404,615)        1,425,238           526,717
                                                                        ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS) - Net of tax:
   Interest rate swap as hedge of future variable interest on debt:
      Cumulative effect of implementing SFAS No. 133                                            39,650
      Change in fair value                                                    35,851          (115,725)
                                                                        ------------      ------------      ------------

           Other comprehensive gain (loss)                                    35,851           (76,075)               --
                                                                        ------------      ------------      ------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                       $ (5,368,764)     $  1,349,163      $    526,717
                                                                        ============      ============      ============

EARNINGS (LOSS) PER SHARE:
   Basic:
      Income (loss) before accounting change                            $      (0.16)     $       0.31      $       0.12
      Cumulative effective of accounting change                                (1.01)
                                                                        ------------      ------------      ------------
      Net income (loss)                                                 $      (1.17)     $       0.31      $       0.12
   Diluted:
      Income (loss) before accounting change                            $      (0.16)     $       0.31      $       0.11
      Cumulative effective of accounting change                                (1.01)
                                                                        ------------      ------------      ------------
      Net income (loss)                                                 $      (1.17)     $       0.31      $       0.11

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                                   4,627,844         4,613,731         4,499,391
                                                                        ============      ============      ============
   Diluted                                                                 4,627,844         4,641,693         4,622,318
                                                                        ============      ============      ============

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                       COMMON STOCK
                                                          VOTING                ADDITIONAL
                                                ---------------------------      PAID-IN       RETAINED      TREASURY
                                                   SHARES         AMOUNT         CAPITAL       EARNINGS        STOCK
BALANCES AT OCTOBER 1, 1999                        4,498,618   $     44,986    $ 23,973,017  $ 11,856,772   $   (534,045)

   Exercise of employee stock options                176,401          1,764         906,229

   Repayment of stockholder notes receivable

   Net income                                                                                     526,717
                                                ------------   ------------    ------------  ------------   ------------

BALANCES AT SEPTEMBER 30, 2000                     4,675,019         46,750      24,879,246    12,383,489       (534,045)

   Exercise of employee stock options                 31,322            313         209,385

   Repayment of stockholder notes receivable

   Unrealized loss on interest rate hedge
      contract, net of tax

   Net income                                                                                   1,425,238
                                                ------------   ------------    ------------  ------------   ------------

BALANCES AT SEPTEMBER 30, 2001                     4,706,341         47,063      25,088,631    13,808,727       (534,045)

   Repayment of stockholder notes receivable

   Unrealized gain on interest rate
      hedge contract, net of tax

   Net income (loss)                                                                           (5,404,615)
                                                ------------   ------------    ------------  ------------   ------------

BALANCES AT SEPTEMBER 30, 2002                     4,706,341   $     47,063    $ 25,088,631  $  8,404,112   $   (534,045)
                                                ============   ============    ============  ============   ============


                                                              ACCUMULATED
                                                STOCKHOLDER      OTHER          TOTAL
                                                   NOTES      COMPREHENSIVE  STOCKHOLDERS'
                                                 RECEIVABLE    GAIN (LOSS)      EQUITY
BALANCES AT OCTOBER 1, 1999                     $    (95,195) $         --   $ 35,245,535

   Exercise of employee stock options               (106,484)                     801,509

   Repayment of stockholder notes receivable           5,000                        5,000

   Net income                                                                     526,717
                                                ------------  ------------   ------------

BALANCES AT SEPTEMBER 30, 2000                      (196,679)           --     36,578,761

   Exercise of employee stock options               (109,273)                     100,425

   Repayment of stockholder notes receivable          25,195                       25,195

   Unrealized loss on interest rate hedge
      contract, net of tax                                         (76,075)       (76,075)

   Net income                                                                   1,425,238
                                                ------------  ------------   ------------

BALANCES AT SEPTEMBER 30, 2001                      (280,757)      (76,075)    38,053,544

   Repayment of stockholder notes receivable         123,511                      123,511

   Unrealized gain on interest rate
      hedge contract, net of tax                                    35,851         35,851

   Net income (loss)                                                           (5,404,615)
                                                ------------  ------------   ------------

BALANCES AT SEPTEMBER 30, 2002                  $   (157,246) $    (40,224)  $ 32,808,291
                                                ============  ============   ============

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                                              2002              2001              2000
OPERATING ACTIVITIES:
   Net income (loss)                                                      $ (5,404,615)     $  1,425,238      $    526,717
   Noncash items in net income:
      Depreciation and amortization of property, plant, and equipment        2,974,042         3,027,625         2,928,108
      Amortization                                                              95,961           596,511           607,206
      Change in accounting principle, net of tax                             4,651,591
      Deferred income taxes                                                    104,172          (186,258)          (95,726)
      Net increase (decrease) in allowance for doubtful accounts                38,723          (165,240)          321,900
      Gain on asset sales - net                                                 (8,727)         (147,359)         (327,331)
      Property and inventory write-downs                                       734,153                             153,350
   Changes in operating working capital:
      Accounts receivable                                                       71,718         1,630,759          (313,857)
      Inventories                                                            2,291,735        (1,150,944)          311,055
      Prepaid expenses and other assets                                        (57,999)          184,436           477,231
      Accounts payable                                                       1,884,192        (3,569,347)        3,200,685
      Accrued and other current liabilities                                   (274,803)         (466,386)         (137,468)
      Income taxes payable/receivable                                         (548,773)          976,772          (735,445)
                                                                          ------------      ------------      ------------

           Net cash from operations                                          6,551,370         2,155,807         6,916,425
                                                                          ------------      ------------      ------------

INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                              (1,195,543)       (2,071,022)       (7,072,967)
   Advances to directors and former owners                                     (18,863)          (16,581)          (16,581)
   Collection of advances to directors and former owners                                                           140,750
   Proceeds from asset sales, net of transaction costs                         581,716           169,695           898,352
   Increase in restricted cash                                                 (67,261)           (1,022)          (11,667)
                                                                          ------------      ------------      ------------

           Net cash used in investing activities                              (699,951)       (1,918,930)       (6,062,113)
                                                                          ------------      ------------      ------------

FINANCING ACTIVITIES:
   Repayment of long-term debt                                              (7,745,037)         (771,432)       (1,422,435)
   Borrowings of long-term debt                                              1,500,000
   Proceeds from issuance of common stock                                                        100,425           801,509
   Repayment of stockholder notes receivable                                   123,511            25,195             5,000
                                                                          ------------      ------------      ------------

           Net cash used in financing activities                            (6,121,526)         (645,812)         (615,926)
                                                                          ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (270,107)         (408,935)          238,386

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                           521,453           930,388           692,002
                                                                          ------------      ------------      ------------

   End of year                                                            $    251,346      $    521,453      $    930,388
                                                                          ============      ============      ============

SUPPLEMENTAL INFORMATION (Note 12)

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATED FINANCIAL STATEMENTS include the accounts of Tufco Technologies, Inc. and its wholly owned subsidiaries (the "Company"). Significant intercompany transactions and balances are eliminated in consolidation. The Company markets its own line of business imaging paper products and performs specialty printing, custom converting, and packaging. The Company also manufactures and distributes a wide variety of consumer disposables that are sold in the home improvement and paint retailing industries.

      FINANCIAL STATEMENT PREPARATION requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingencies at the date of the financial statements, and the reported amounts of revenues and expenses for the period. Differences from those estimates are recognized in the period they become known.

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

      GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations in fiscal 1998 and prior years and, before October 1, 2001, was amortized on a straight-line basis over 25 to 40 years and is stated net of accumulated amortization of $3,873,464 at September 30, 2001. Management has continued to review the carrying values of goodwill for recoverability using estimated future cash flows.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment, and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The goodwill impairment charge discussed below is the result of the change in the accounting method for determining the impairment of goodwill.

      In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of the beginning of fiscal 2002. The Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill at certain Business Imaging and Paint Sundry reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses.

      The charges have been recorded as the cumulative effect of accounting change in the amount of $6.4 million ($4.7 million after tax, or $1.01 per diluted share) as of October 1, 2001, in the accompanying condensed consolidated statements of operations.

      The changes in the carrying amount of goodwill for the year ended September 30, 2002, are as follows:

                                                       CONTRACT           BUSINESS         PAINT
                                                     MANUFACTURING         IMAGING        SUNDRIES           TOTAL
        Balance as of October 1, 2001                $   4,281,759      $  7,925,269    $  4,538,185     $  16,745,213
        Impairment charge                                                  4,995,453       1,404,547         6,400,000
                                                     -------------      ------------    ------------     -------------

        Balance as of September 30, 2002             $   4,281,759      $  2,929,816    $  3,133,638     $  10,345,213
                                                     =============      ============    ============     =============

      As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following table reconciles the reported net income (loss) and basic and diluted earnings (loss) per share to that which would have resulted for the years ended September 30, 2001 and 2000, if SFAS No. 142 had been adopted effective October 1, 1999:

                                            2001              2000
Net income as reported                  $   1,425,238     $     526,717
Goodwill amortization, net of tax             512,339           523,034
                                        -------------     -------------

Adjusted net income                     $   1,937,577     $   1,049,751
                                        =============     =============

Basic earnings per share:
   As reported                          $        0.31     $        0.12
   Add back goodwill amortization                0.11              0.11
                                        -------------     -------------

Adjusted basic earnings per share       $        0.42     $        0.23
                                        =============     =============

Diluted earnings per share:
   As reported                          $        0.31     $        0.11
   Add back goodwill amortization                0.11              0.11
                                        -------------     -------------

Adjusted diluted earnings per share     $        0.42     $        0.22
                                        =============     =============

      FINANCIAL INSTRUMENTS consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates, or fixed rates approximating current rates available for similar instruments.

      DERIVATIVES consist of an interest rate swap as a hedge of variable interest on debt. This cash flow hedge is stated at its estimated fair value at September 30, 2002 and 2001, and changes in fair value are reported as a component of other comprehensive income.

      OTHER ASSETS include loan origination fees, which are amortized on a straight-line basis (approximating the interest method) over the terms of the related long-term debt.

      DEFERRED INCOME TAXES are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

      REVENUES are recognized as sales when goods are shipped and title transfers to the customer.

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As required by SFAS No. 123, the Company discloses in Note 10 the pro forma effect on net income and earnings per share.

      BASIC EARNINGS PER SHARE is based on the weighted average number of common voting and nonvoting shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 0, 27,962, and 122,927 shares in fiscal 2002, 2001, and 2000, respectively.

      RECLASSIFICATIONS of certain 2001 and 2000 amounts have been made to conform to the 2002 presentation.

      RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was issued by the FASB in August 2001, is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regard to the impairment of long-lived assets. The Company is in the process of evaluating the impact of the provisions of SFAS No. 144.

      SFAS No. 146, Accounting for Costs Associated With Exit of Disposal Activities, which was issued by the FASB in July 2002, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cost Incurred in a Restructuring. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe that adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

2.    ACCOUNTS RECEIVABLE

      Accounts receivable are stated net of allowances for doubtful accounts of $535,013 and $496,290 at September 30, 2002 and 2001, respectively. For the years ended September 30, 2002, 2001 and 2000, the Company recorded bad debt expense of $64,066, $1,243, and $412,567, respectively, and had write-offs of $25,343, $166,483 and $90,667, respectively. Amounts due from two Fortune 500 customers represent 45% and 47% of total accounts receivable at September 30, 2002 and 2001, respectively. Accounts receivable include $101,338 and $1,011,777 for the cost of equipment to be reimbursed by one of these customers at September 30, 2002 and 2001, respectively.

3.    INVENTORIES

      Inventories at September 30 consist of the following:

                                                  2002                 2001
        Raw materials                         $  4,838,569         $  6,102,979
        Finished goods                           1,746,531            2,960,447
                                              ------------         ------------

        Total inventories                     $  6,585,100         $  9,063,426
                                              ============         ============

      Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $1,061,121 and $936,470 at September 30, 2002 and 2001, respectively. For the years ended September 30, 2002, 2001 and 2000, the Company recorded obsolescence and shrinkage expense of $301,661, $(120,743), and $575,545, respectively, and had write-offs of $177,010, $100,253 and $18,079, respectively.

4.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment at September 30 consist of the following:

                                                       2002             2001
Land and land improvements                         $    631,057     $    517,928
Buildings                                            11,069,273       11,060,162
Leasehold improvements                                1,399,453        1,414,650
Machinery and equipment                              15,847,822       17,885,785
Computer equipment and software                       6,167,633        5,467,495
Furniture and fixtures                                  788,768          890,208
Vehicles                                                 78,280           78,280
                                                   ------------     ------------

                                                     35,982,286       37,314,508

Less accumulated depreciation and amortization       20,089,950       18,642,274
                                                   ------------     ------------

Net depreciated value                                15,892,336       18,672,234

Construction in progress                                412,512          531,665
                                                   ------------     ------------

Property, plant, and equipment - net               $ 16,304,848     $ 19,203,899
                                                   ============     ============

      Gains on asset sales in fiscal 2002 and 2001 represent disposals occurring in the normal course of business.

5.    OTHER ASSETS

      Other assets at September 30 consist of the following:

                                                             2002           2001
Loan origination and other fees                           $  702,991     $  446,182
Less accumulated amortization                                380,745        284,783
                                                          ----------     ----------

Subtotal                                                     322,246        161,399

Note receivable bearing interest at 7% to 10%, due in
   variable monthly installments through 2005                 27,792         42,388
Prepaid rent on leased equipment                              46,244        189,821
Deposits on equipment to be acquired and other               146,228        114,175
Advances to certain directors and former owners              207,449        188,586
Maintenance contract                                                          9,582
                                                          ----------     ----------

Other assets - net                                        $  749,959     $  705,951
                                                          ==========     ==========

6.    LONG-TERM DEBT

      Long-term debt at September 30 consists of the following:

                                                                                            2002             2001
        Note payable to bank, collateralized by substantially all assets of the
        Company bearing a variable interest of 3.82% and 5% at September 30,
        2002 and 2001, respectively ($2,114,272 fixed at 5.87% plus a profit spread for the bank under an interest rate swap arrangement discussed below), installments are due quarterly at $168,182 with final payment
        due on August 15, 2007                                                         $   3,429,571     $   3,710,417

        Note payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $10 million, reduced by outstanding letters of credit - see Note 8) collateralized by substantially all assets of the Company, bearing interest at a combination of 200 basis points over
        LIBOR or 0.50% above the bank's reference rate (effective rate of 5.25%
        at September 30, 2002, payable quarterly, due on June 1, 2004)                     1,727,037

        Notes payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $12 million, reduced by outstanding letters of credit - see Note 8), collateralized by substantially all assets of the Company, bearing interest at a combination of 150 basis points over LIBOR or .75% below the bank's reference rate (effective rate of 4.71% at September 30, 2001), payable quarterly, due on June 1,
        2002, discussed below                                                                                7,500,000

        Variable rate (2.00% and 2.55% at September 30, 2002 and 2001, respectively) note payable underlying Industrial Development Revenue
        Bonds, collateralized by substantially all assets of the Company, due in annual installments of $250,000 beginning 2000 through 2006, interest
        payable monthly                                                                    1,000,000         1,250,000
                                                                                       -------------     -------------

        Total                                                                              6,156,608        12,460,417

        Less current portion                                                                 922,726         9,271,432
                                                                                       -------------     -------------

        Long-term debt - less current portion                                          $   5,233,882     $   3,188,985
                                                                                       =============     =============

      Long-term debt - less current portion matures as follows:

        2004                                     $  2,715,704
        2005                                          922,726
        2006                                          922,726
        2007                                          672,726
                                                 ------------

        Total                                    $  5,233,882
                                                 ============

      In 1998, the Company entered into an interest rate swap agreement, as a hedge under which the interest rate on the notional amount of $2,114,272 of term debt is fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. The fair value of this cash flow hedge is estimated to be a net payable position (unrealized loss) of $65,941 and $124,713 at September 30, 2002 and 2001, respectively. It is recorded as a component of long-term debt. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective October 1, 2000, and recognized the unrealized gain at that date of $39,650, net of income tax effects, as other comprehensive income. Also, the unrealized loss of $76,075, net of income tax effects, was accrued at September 30, 2001, and the decrease in fair value of $115,725, net of income tax effects, was reported as other comprehensive loss during fiscal 2001. The unrealized gain of $35,851, net of income tax effects, was accrued at September 30, 2002, and the increase in fair value of $111,926, net of income tax effects, was reported as other comprehensive gain during fiscal 2002.

      Loan agreements for all notes except those underlying the Industrial Development Revenue Bonds contain certain restrictive covenants, including requirements to maintain minimum fixed charge coverage and restrictions on maximum allowable debt, capital purchases, stock purchases, mergers, and payment of dividends. In December 2002, the Company received a waiver by its principal lender as of September 30, 2002, because the Company failed to achieve the required fixed charge coverage ratio, as defined by the bank. Management believes that its failure to achieve this ratio was the result of facility closing costs, and property and inventory write-downs experienced late in the fourth quarter of fiscal 2002. Aside from the fixed charge coverage ratio described previously, at September 30, 2002, the Company was in compliance with all of its debt covenants under the credit facility. At September 30, 2001, the Company was in compliance with all of its debt covenants under the credit facility. The Company has a standby letter of credit for the outstanding balance associated with the Industrial Development Revenue Bonds.

7.    INCOME TAXES

      The tax effects of significant items composing the Company's net deferred tax liability as of September 30 are as follows:

                                                                                        2002                 2001
        Current deferred tax asset:
           Valuation allowances for accounts receivable and inventories,
              not currently deductible                                             $      606,361        $     402,130
           Inventory costs capitalized for tax purposes                                    20,391               32,978
           Vacation and severance accruals, not currently deductible                       81,650               64,711
           Other accruals, not currently deductible                                       124,525              133,910
                                                                                   --------------        -------------

        Total current assets                                                              832,927              633,729

        Noncurrent deferred tax liability:
           Accelerated tax depreciation on property and equipment                      (2,256,225)          (1,354,506)
           Accelerated tax amortization of goodwill                                       529,493           (1,015,589)
           Operating loss carryforwards                                                   946,658
           Other                                                                          142,355              216,575
                                                                                   --------------        -------------

                                                                                         (637,719)          (2,153,520)

           Unrealized loss on interest rate swap arrangement, not currently deductible (the change in this component of deferred taxes is
           included in other comprehensive loss - see Note 6)                             (22,921)              48,638
                                                                                   --------------        -------------

        Total noncurrent liability - net                                                 (660,640)          (2,104,882)
                                                                                   --------------        -------------

        Net deferred tax liability                                                 $      172,287        $  (1,471,153)
                                                                                   ==============        =============

      The resulting components of income tax expense (benefit) are as follows:

                                                                              2002            2001            2000
        Current tax expense:
           Federal                                                       $  (1,023,704)   $   1,154,498    $   561,766
           State                                                               (60,536)          78,435         27,385
                                                                         -------------    -------------    -----------

        Total                                                               (1,084,240)       1,232,933        589,151

        Deferred tax expense (benefit):
           Federal                                                             930,498         (174,336)       (89,599)
           State                                                                49,570          (11,922)        (6,127)
                                                                         -------------    -------------    -----------

        Total                                                                  980,068         (186,258)       (95,726)
                                                                         -------------    -------------    -----------

        Income tax expense                                               $    (104,172)   $   1,046,675    $   493,425
                                                                         =============    =============    ===========

      Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

                                                                           2002               2001            2000
        Federal income taxes computed at statutory rates                $    (291,447)    $     840,450    $  346,850
        State income taxes, net of federal tax benefit                          7,238            43,899        14,030
        Certain goodwill amortization and other
           nondeductibles                                                      51,057           155,777       161,329
        Other                                                                 128,980             6,549       (28,784)
                                                                        -------------     -------------    ----------

        Income tax expense                                              $    (104,172)    $   1,046,675    $  493,425
                                                                        =============     =============    ==========

      The Company has NOL's of $2,606,840 expiring in 2020. However, it is the Company's intent to apply these to historical operating income generated in prior years.

8.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in 2003, is classified as an operating lease and requires monthly rental payments of $9,255. The Company has the option of renewing the lease for a three-year period with rental amounts renegotiated. Rental expense for the lease totaled $111,060 annually for fiscal 2002, 2001, and 2000.

      The Company entered into an agreement with a third party to construct and lease under an initial five-year lease agreement a 62,000-square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. The agreement is an operating lease with rental payments of $11,856 per month. The Company had three contiguous options to renew the lease for successive five-year terms beginning at the end of the fifth year. The Company also had the option of purchasing the building for $1,100,000. If the purchase and renewal options were not exercised, the Company may have been required to pay the lessor a residual amount of up to $900,000, depending upon the extent, if any, that the facility's value has diminished during the lease term. A portion of the scheduled lease payments was placed in escrow and was included in restricted cash in 2001. However, this escrow payment is no longer required at September 30, 2002. The Company has a standby letter of credit with its bank for the payment of the future lease obligations. On December 5, 2002, the Company exercised its option to purchase the building for $1,100,000. The exercise of this option was funded by additional borrowings under the Company's existing revolving credit agreement.

      The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in February 2003 and March 2008. Beginning in March 2002, the Company subleased part of its Dallas, Texas, facility and received $129,239 in fiscal 2002, which was offset against rental expense. The equipment leases expire on varying dates over the next five years.

      Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2002, are as follows:

        2003                                               $  1,070,261
        2004                                                    825,364
        2005                                                    791,064
        2006                                                    700,779
        2007                                                    626,684
        Thereafter                                            1,532,985
                                                           ------------

        Total                                              $  5,547,137
                                                           ============

      Rental expense for all operating leases totaled $1,538,541, $1,944,590, and $1,675,915, for fiscal 2002, 2001, and 2000, respectively.

      COMMERCIAL LETTERS OF CREDIT - The Company has no outstanding commercial import letters of credit as of September 30, 2002 and 2001. Letters of credit collateralize the Company's obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $750,000 available at September 30, 2002 and 2001.

      LITIGATION - The Company is subject to lawsuits, investigation, and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations, or cash flows of the Company.

9.    PROFIT SHARING PLANS

      The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of employees' contributions. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan totaled $148,448, $175,585, and $200,131, for fiscal 2002, 2001, and 2000, respectively.

10.   STOCKHOLDERS' EQUITY

      NONVOTING COMMON STOCK AND PREFERRED STOCK - At September 30, 2002 and 2001, the Company has authorized and unissued 2,000,000 shares of $.01 par value nonvoting common stock and 1,000,000 shares of $.01 par value preferred stock.

      STOCK COMPENSATION ARRANGEMENTS - The Non-Qualified Stock Option Plan currently reserves 650,000 shares of common stock for grants to selected employees through April 30, 2002, and provides that the price and exercise period be determined by the board of directors. Options vest primarily over three years and expire 5 to 10 years from date of grant. During fiscal 2002, 2001, and 2000, options to purchase 95,500, 0, and 200,000 shares, respectively, of voting common stock were granted.

      The Non-Employee Director Stock Option Plan for nonemployee members of the board of directors reserves 200,000 shares of common stock for grants through March 2004 and provides that the purchase price be fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal 2002, 2001, and 2000, options to purchase 15,000 shares of voting common stock were granted.

      The following information summarizes the shares subject to options:

                                                                                             WEIGHTED AVERAGE EXERCISE
                                                               NUMBER OF SHARES                   PRICE PER SHARE
                                                     ----------------------------------     ---------------------------
                                                        2002        2001        2000         2002       2001      2000
        Options outstanding, beginning of year         443,400     476,805     445,306       $8.23      $8.20     $6.63

        Granted                                        105,500      15,000     215,000        6.64       7.38      8.91

        Exercised                                                  (31,322)   (176,401)                  6.78      5.15

        Terminated                                     (94,500)    (17,083)     (7,100)       8.14       8.60      8.55
                                                      --------    --------    --------

        Options outstanding, end of year               454,400     443,400     476,805        7.87       8.23      8.20
                                                      ========    ========    ========

        Options exercisable, end of year               328,233     335,067     281,138        7.97       7.94      7.74
                                                      ========    ========    ========

        Reserved for future options at
          September 30, 2002                           395,600
                                                      ========

      The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2002:

                                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                         -----------------------------------------            ----------------------
                                                          WEIGHTED
                                                           AVERAGE        WEIGHTED                          WEIGHTED
            RANGE OF                                      REMAINING        AVERAGE                           AVERAGE
            EXERCISE                     NUMBER OF       CONTRACTUAL      EXERCISE            NUMBER OF     EXERCISE
             PRICES                       SHARES            LIFE            PRICE              SHARES         PRICE
         $4.50 - 7.00                      208,900        1.1 years         $6.69               135,400        $6.67
         7.00 - 10.00                      245,500        3.4 years          8.88               192,833         8.89
                                           -------                                              -------

         4.50 - 10.00                      454,400        2.3 years          7.87               328,233         7.97
                                           =======                                              =======

      The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the option exercise price. SFAS No. 123 prescribes a method to record compensation cost at the fair value of the options granted. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in fiscal 2002, 2001, and 2000 are presented below.

                                                           2002            2001               2000
        Net income (loss):
           As reported                                 $  (5,404,615)  $  1,425,238        $  526,717
           Pro forma                                      (5,637,313)     1,212,817           248,235

        Basic earnings per share:
           As reported                                         (1.17)           .31               .12
           Pro forma                                           (1.22)           .27               .06

        Diluted earnings per share:
           As reported                                         (1.17)           .31               .11
           Pro forma                                           (1.22)           .27               .05

      In the pro forma calculations, the weighted average fair value of options granted during 2002, 2001, and 2000 was estimated at $3.32, $4.18, and $3.55 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000: risk-free interest rates of 5% for all years; dividend yield of 0.0% for all years; expected lives of four to seven years; and expected volatility of 50% for all years, based on the historical weekly trading ranges of the Company's stock since its initial public offering in January 1994.

      In fiscal 2002 and 2001, the Company received notes from various employees to facilitate the exercise of employee stock options. The notes receivable with recourse bear interest at 5% to 8.5% interest payable annually. All notes receivable outstanding at September 30, 2002, are due to be repaid in 2003. The outstanding balances of $157,247 and $280,757 at September 30, 2002 and 2001, respectively, are presented as a reduction of stockholders' equity.

11.   RELATED-PARTY TRANSACTIONS

      The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $289,633, $275,841, and $357,353 for fiscal 2002, 2001, and 2000, respectively.

12.   SUPPLEMENTAL CASH FLOW INFORMATION

      The following is provided as supplemental information to the consolidated statements of cash flows:

                                                           2002               2001            2000
        Interest paid                                   $   461,226       $  1,005,357     $   965,823
                                                        ===========       ============     ===========

        Income taxes paid, net of refunds               $   363,350       $    256,161     $ 1,324,596
                                                        ===========       ============     ===========

13.   MAJOR CUSTOMER AND SEGMENT INFORMATION

      Two significant customers, which are Fortune 500 companies, accounted for the following percentages of total sales:

                                                                                  2002            2001            2000
        Customer A - related to the Contract Manufacturing sector                  25%             30%             20%
        Customer B - related to the Paint Sundry sector                            22              16              12

      The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing, and related services on these types of products. The Company does, however, separate its operations and prepare information for management use by the market sectors aligned with the Company's products and services. Such market sector information is summarized below. The Contract Manufacturing sector provides services to large national consumer products companies while the remaining sectors manufacture and distribute products ranging from paper goods to paint sundries. Prior to fiscal 2002, accounts receivable, goodwill and certain other assets historically have not been assigned to specific sectors and, therefore, are included in the intersector column below. However, the Company allocated goodwill to each of its market sectors as of the beginning of fiscal 2002 in connection with the adoption of SFAS No. 142.

                                                   CONTRACT        BUSINESS     PAINT
              FISCAL 2002                        MANUFACTURING      IMAGING     SUNDRY        INTERSECTOR    CONSOLIDATED
        Net sales                                $  30,413,925   $21,587,761  $23,655,253     $        --    $ 75,656,939

        Gross profit                                 4,243,355     2,000,555    2,435,114                       8,679,024

        Operating income (loss)                      2,833,582      (728,286)    (130,710)     (2,395,429)       (420,843)

        Assets:
           Inventories                               1,388,516     2,175,432    3,021,152                       6,585,100
           Property, plant and
              equipment - net                        8,950,575     3,775,801    1,773,803       1,804,669      16,304,848
           Accounts receivable and other
              (including goodwill)                   4,281,759     2,929,816    3,133,638      13,931,982      24,277,195
                                                 -------------   -----------  -----------     -----------    ------------

           Total assets                          $  14,620,850   $ 8,881,049  $ 7,928,593     $15,736,651    $ 47,167,143
                                                 =============   ===========  ===========     ===========    ============


                                                   CONTRACT        BUSINESS     PAINT
              FISCAL 2001                        MANUFACTURING      IMAGING     SUNDRY        INTERSECTOR    CONSOLIDATED
        Net sales                                $  40,756,337   $20,799,093  $20,571,314     $        --    $ 82,126,744

        Gross profit                                 6,545,221     1,641,415    2,198,255                      10,384,891

        Operating income (loss)                      5,027,165       107,511      (62,297)     (1,917,282)      3,155,097

        Assets:
           Inventories                                 867,410     3,374,511    4,821,505                       9,063,426
           Property, plant and
              equipment - net                        9,222,346     5,655,760    1,802,220       2,523,573      19,203,899
           Accounts receivable and other
              (including goodwill)                                                             30,677,141      30,677,141
                                                 -------------   -----------  -----------     -----------    ------------

           Total assets                          $  10,089,756   $ 9,030,271  $ 6,623,725     $33,200,714    $ 58,944,466
                                                 =============   ===========  ===========     ===========    ============


                                                   CONTRACT        BUSINESS     PAINT
              FISCAL 2000                        MANUFACTURING      IMAGING     SUNDRY        INTERSECTOR    CONSOLIDATED
        Net sales                                $  34,242,390   $25,899,580  $18,810,298     $        --    $ 78,952,268

        Gross profit                                 7,136,712     2,923,252      850,866                      10,910,830

        Operating income (loss)                      5,795,483     1,229,916   (2,237,357)     (2,829,211)      1,958,831

        Assets:
           Inventories                                 884,335     3,764,341    3,263,806                       7,912,482
           Property, plant and
              equipment - net                        9,917,431     6,526,344      827,470       2,911,593      20,182,838
           Accounts receivable and other
              (including goodwill)                                                             34,037,828      34,037,828
                                                 -------------   -----------  -----------     -----------    ------------

           Total assets                          $  10,801,766   $10,290,685  $ 4,091,276     $36,949,421    $ 62,133,148
                                                 =============   ===========  ===========     ===========    ============



      In fiscal 2002, the Company announced plans to close its Dallas, Texas, operations and, at September 30, 2002, accrued the estimated property write-downs, building and equipment abandonment, and other related costs.

      In fiscal 2000, the Company announced its intent and began to consolidate the Paint Sundry operations in Manning, South Carolina, and accrued at September 30, 2000, the estimated asset write-downs and other costs of approximately $831,000 to close its St. Louis facility as part of that consolidation. In fiscal 2001, the consolidation was completed, the estimated liabilities were paid substantially as accrued, and there is no remaining liability at September 30, 2001.

                                     ******

                                  Exhibit Index

      Exhibit
      Number            Description
      -------           -----------

      2.1         Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the "Company"), Charles
                  Cobaugh and James Barnes (filed as exhibit 2.1 to the
                  Company's Form 8-K dated November 13, 1997 filed with the
                  Commission on November 26, 1997 file number 0-21018,
                  incorporated by reference herein).
      3.1         Restated Certificate of Incorporation (1) (Exhibit 3.1)
      3.2         Bylaws (1) (Exhibit 3.2)
      10.1        Stock Purchase and Contribution Agreement, dated as of
                  February 25, 1992, among the Company, Tufco Industries, Inc.
                  ("Tufco"), and the Stockholders of Tufco. (1) (Exhibit 10.1)
      10.2        Amended and Restated Consulting Agreement with Bradford
                  Investment Partners, L.P. (3) (Exhibit 10)
      10.3        Loan Agreement, dated May 1, 1992, between the Village of
                  Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)
      10.4        1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)
      10.5        Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)
      10.6        1993 Non-Employee Director Stock Option Plan. (2) (Exhibit
                  10.19)
      10.7        Amended Employment Agreement with Greg Wilemon, dated
                  September 18, 1995. (4) (Exhibit 10.11)
      10.8        *Lease between Bero and McClure Partnership and Tufco, L.P., dated October 15, 2002. (Exhibit 10.8)
      10.9        Employment Agreement with Louis LeCalsey, III dated September
                  19, 1996. (5) (Exhibit 10.18)
      10.10       Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998. (6) (Exhibit 10.13)
      10.11       ISDA Master Agreement and Schedule to the Master Agreement
                  dated as of July 30, 1998 between First Union National Bank and Tufco, L.P. (6) (Exhibit 10.14)
      10.12       First Amendment to Credit Agreement. (6) (Exhibit 10.15)
      10.13       Second Amendment to Credit Agreement. (7) (Exhibit 10.16)
      10.14       Waiver, Consent and Fourth Amendment. (8) (Exhibit 10.15)
      10.15       Fifth Amendment to Credit Agreement. (9) (Exhibit 10.16)
      10.16       Sixth Amendment to Credit Agreement. (10) (Exhibit 10.17)
      10.17       *Amended and Restated Credit Agreement dated August 15, 2002.
      10.18       *First Amendment to the Amended and Restated Credit Agreement.
      21.1        Subsidiaries of the Company. (6) (Exhibit 21.1)
      99.1        Employee Stock Purchase Agreement executed by Greg Wilemon in favor of the Company dated September 30, 2000. (11) (Exhibit 99.1)

----------

       *  Filed herewith

      (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-55828) (the "Registration Statement") as filed with the Commission on December 16, 1992.

      (2) Incorporated by reference to Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993.

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995. (Commission file #0-21018)

      (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1995. (Commission file #0-21018)

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1997. (Commission file #0-21018)

      (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1998.

      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

      (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

      (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

      (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

      (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 2000.

(d) See Item 14(a)(3) above for the list of exhibits required to be filed as part of the Annual Report on Form 10-K.