Form 10-Q
period 2002-12-31
TUFCO TECHNOLOGIES INC
filed 2003-02-14
CIK 895329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                For the quarterly period ended December 31, 2002
                                               -----------------


                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

             Delaware                                           39-1723477
---------------------------------                          ---------------------
  (State of other jurisdiction                             (IRS Employer ID No.)
of incorporation of organization)

                     PO Box 23500, Green Bay, WI 54305-3500
                    (Address of principal executive offices)

                                 (920) 336-0054

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]          No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

         Yes [ ]          No [X]

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                  Class                                           Outstanding at February 13, 2003
                  -----                                           --------------------------------
Common Stock, par value $0.01 per share                                    4,627,844

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                         Page
                                                                                         Number
                                                                                         ------
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2002 and September 30, 2002                                   3

                  Condensed Consolidated Statements of Operations for the three
                  months ended December 31, 2002 and 2001                                    4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended December 31, 2002 and 2001                               5

                  Notes to Condensed Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         16

Item 4.  Controls and Procedures                                                            16

PART II: OTHER INFORMATION                                                                  17

SIGNATURES                                                                                  18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    December 31,    September 30,
                                                                        2002             2002
                                                                    ------------    --------------
                              Assets

CURRENT ASSETS:
   Cash and cash equivalents ....................................   $    262,197    $      251,346
   Restricted cash ..............................................        100,000           100,000
   Accounts receivable, net .....................................     10,344,148        11,121,227
   Inventories ..................................................      6,234,961         6,585,100
   Prepaid expenses and other current assets ....................      2,017,401           743,281
   Income tax receivable ........................................         12,075           133,242
   Deferred income taxes ........................................        832,927           832,927
                                                                    ------------    --------------

        Total current assets ....................................     19,803,709        19,767,123


PROPERTY, PLANT AND EQUIPMENT-Net ...............................     17,900,631        16,304,848
GOODWILL -Net ...................................................     10,345,213        10,345,213
OTHER ASSETS- Net ...............................................        706,165           749,959
                                                                    ------------    --------------

TOTAL ...........................................................   $ 48,755,718    $   47,167,143
                                                                    ============    ==============


               Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ............................   $  1,022,726    $      922,726
   Accounts payable .............................................      4,671,431         5,279,556
   Accrued payroll, vacation, and payroll taxes .................        714,513           935,973
   Other current liabilities ....................................      1,020,787         1,326,075
                                                                    ------------    --------------

        Total current liabilities ...............................      7,429,457         8,464,330

LONG-TERM DEBT- Less current portion ............................      7,670,379         5,233,882
DEFERRED INCOME TAXES ...........................................        668,163           660,640

STOCKHOLDERS' EQUITY:
   Common Stock; $.01 par value; 9,000,000 shares authorized;
       4,706,341 shares issued ..................................         47,063            47,063
   Additional paid-in capital ...................................     25,088,631        25,088,631
   Retained earnings ............................................      8,571,266         8,404,112
   Treasury stock, 78,497 common shares, at cost ................       (534,045)         (534,045)
   Stockholder notes receivable .................................       (157,246)         (157,246)
   Accumulated other comprehensive loss, net of tax .............        (27,950)          (40,224)
                                                                    ------------    --------------

        Total stockholders' equity ..............................     32,987,719        32,808,291
                                                                    ------------    --------------
   TOTAL ........................................................   $ 48,755,718    $   47,167,143
                                                                    ============    ==============

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                             December 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
NET SALES ........................................   $ 18,419,126    $ 17,263,662

COST OF SALES ....................................     16,188,996      15,904,952
                                                     ------------    ------------

GROSS PROFIT .....................................      2,230,130       1,358,710

OPERATING EXPENSES:

Selling, general and administrative ..............      1,769,783       1,824,800

Employee severance cost ..........................         46,284           7,594

Loss (gain) on asset sales .......................         31,631            (179)
                                                     ------------    ------------
OPERATING INCOME (loss) ..........................        382,432        (473,505)

OTHER INCOME (EXPENSE):

   Interest expense ..............................        (98,133)       (144,884)

   Interest and other income .....................          4,555          20,124
                                                     ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ................        288,854        (598,265)

INCOME TAX EXPENSE (BENEFIT) .....................        121,700        (190,907)
                                                     ------------    ------------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE ...........        167,154        (407,358)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........             --      (4,651,591)
                                                     ------------    ------------

NET INCOME (LOSS) ................................   $    167,154    $ (5,058,949)
                                                     ============    ============

EARNINGS (LOSS) PER SHARE:
    Basic:
    Income (loss) before accounting change .......   $       0.04    $      (0.09)
    Cumulative effective of accounting change ....             --           (1.01)
                                                     ------------    ------------
    Net income (loss) ............................   $       0.04    $      (1.10)

    Diluted:
    Income (loss) before accounting change .......   $       0.04    $      (0.09)
    Cumulative effective of accounting change ....             --           (1.01)
                                                     ------------    ------------
    Net income (loss) ............................   $       0.04    $      (1.10)

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ........................................      4,627,844       4,627,844
    Diluted ......................................      4,627,844       4,627,844


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                            December 31,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    ------------    ------------
OPERATING ACTIVITIES
   Net Income (loss) ............................................   $    167,154    $ (5,058,949)
   Noncash items in net income (loss):

      Depreciation and amortization .............................        708,308         779,221
      Provision for bad debts ...................................           (200)         50,000
      Loss (gain)on asset disposals-net .........................         31,631            (179)
      Cumulative effect of accounting change ....................             --       4,651,591
   Changes in operating working capital:
      Accounts receivable .......................................        777,279       1,202,681
      Inventories ...............................................        350,139          27,317
      Prepaid expenses and other assets .........................       (319,562)        108,811
      Accounts payable ..........................................       (608,125)      1,019,297
      Accrued and other current liabilities .....................       (526,747)       (800,643)
      Income taxes payable/receivable ...........................        121,167        (419,222)
                                                                    ------------    ------------

   Net cash from operations .....................................        701,044       1,559,925

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...................     (2,367,347)       (128,469)
   Proceeds from disposals of property, plant and equipment .....         31,625             716
   Deposit made on purchases of equipment .......................       (901,000)             --
   Increase in advances to stockholders .........................         (9,764)        (12,045)
   Decrease in restricted cash ..................................             --          20,060
                                                                    ------------    ------------

   Net cash used in investing activities ........................     (3,246,486)       (119,738)

FINANCING ACTIVITIES
   Repayment of long-term debt ..................................       (193,182)       (880,357)
   Issuance of long-term debt ...................................      2,749,475              --
                                                                    ------------    ------------

   Net cash from (used in) financing activities .................      2,556,293        (880,357)
                                                                    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................         10,851         559,830
CASH AND CASH EQUIVALENTS:
 Beginning of period ............................................        251,346         521,453
                                                                    ------------    ------------
 End of period ..................................................   $    262,197    $  1,081,283
                                                                    ============    ============



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company's condensed consolidated balance sheet at September 30, 2002, was derived from the audited consolidated balance sheet. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144, effective October 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

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


         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercised prices equal to the fair value of the Company's common stock on the date of the grant.

         In November 2002, FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others". FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that is has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no guarantees as defined in FIN No. 45.

         RECLASSIFICATIONS

         Certain amounts previously reported have been reclassified to conform to the current presentation.

         EARNINGS PER SHARE

         At December 31, 2002 and 2001, options representing 501,400 and 518,900 shares of common stock, respectively, were outstanding. For the three-month period ended December 31, 2002 and 2001, options representing 501,400 shares and 508,213 shares of stock, respectively, were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of the Company's stock for these periods.

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

         Beginning fiscal 2003, goodwill will be tested for impairment on an annual basis.


3.       INVENTORIES

         Inventories consist of the following:

                            December 31,   September 30,
                                2002            2002
                            ------------   --------------
Raw materials ...........   $  4,429,146   $    4,838,569
Finished goods ..........      1,805,815        1,746,531
                            ------------   --------------

Total inventories .......   $  6,234,961   $    6,585,100
                            ============   ==============


4.       SEVERANCE COSTS

         For the three months ended December 31, 2002 severance cost was $46,284 compared to $7,594 for the same period last year. These costs are related to the elimination of several salary positions.


5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income for the three months ended December 31, 2002 was $179,428 compared to comprehensive loss, including the SFAS No. 142 impairment loss of $4.7 million, net of tax, $ (5,054,126) for the three months ended December 31, 2001.

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


THREE MONTHS ENDED          CONTRACT        BUSINESS        PAINT
DECEMBER 30, 2002         MANUFACTURING      IMAGING       SUNDRIES     INTERSECTOR     CONSOLIDATED
Net Sales                 $   6,666,759   $  5,863,278   $  5,889,089   $         --    $ 18,419,126

Gross Profit                    797,781        692,225        740,124             --       2,230,130

Operating Income (loss)         420,926        323,037        210,374       (571,905)        382,432

Assets:
    Inventories               1,141,581      2,097,030      2,996,350             --       6,234,961
    Property, plant and
      equipment-net           9,769,776      3,588,231      2,970,895      1,571,729      17,900,631
   Goodwill-net               4,281,759      2,929,816      3,133,638             --      10,345,213
   Accounts receivable
      and other assets                                                    14,274,913      14,274,913
                          -------------   ------------   ------------   ------------    ------------

  Total assets            $  15,193,116   $  8,615,077   $  9,100,883   $ 15,846,642    $ 48,755,718
                          =============   ============   ============   ============    ============

THREE MONTHS ENDED          CONTRACT        BUSINESS         PAINT
DECEMBER 31, 2001         MANUFACTURING     IMAGING         SUNDRIES     INTERSECTOR     CONSOLIDATED
Net Sales                 $   6,936,752   $  5,121,155    $  5,205,755   $         --    $ 17,263,662

Gross Profit                    395,826        276,626         686,258             --       1,358,710

Operating Income (loss)          48,987        (75,277)        114,821       (562,036)       (473,505)

Assets:
    Inventories               1,368,232      2,862,128       4,805,749             --       9,036,109
    Property, plant and
      equipment-net           8,965,191      5,440,115       1,773,531      2,373,773      18,552,610
   Goodwill-net               4,281,759      2,929,816       3,133,638             --      10,345,213
   Accounts receivable
      and other                                                            14,873,553      14,873,553
                          -------------   ------------    ------------   ------------    ------------

  Total assets            $  14,615,182   $ 11,232,059    $  9,712,918   $ 17,247,326    $ 52,807,485
                          =============   ============    ============   ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION:

         Tufco Technologies, Inc. has manufacturing operations in Green Bay, WI, Newton, NC and Manning, SC as well as a sales office in St. Louis, MO. Information technology and accounting support personnel are located in Dallas, TX.

         The Company, through its wholly owned subsidiaries, provides diversified Contract Manufacturing and specialty printing services, manufactures and distributes Business Imaging paper products and distributes Paint Sundry products used in home improvement projects.

         The Company normally operates at lower operating levels during the first and second quarters of its fiscal year which ends September 30. This occurs because of the seasonal demand for certain Contract Manufacturing printed products displaying a holiday theme as well as products which are used by customers in conjunction with calendar year end activities. These products are normally shipped during the Company's fourth fiscal quarter. Demand for its Paint Sundry products is generally lower during the first and second fiscal quarters as cold weather restricts the amount of new construction and remodeling projects that require the Company's products. Point-of-sale Business Imaging products peak during second and fourth quarters due to seasonal demand for products related to end-of-year holiday activities and due to summer vacation activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

         The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management. Unless otherwise noted, the Company has not made any changes in estimates or assumptions that had a significant effect on the reported amounts.

         REVENUE RECOGNITION

         The Company recognizes revenue in accordance with revenue terms. Typically revenues are recognized as sales when goods are shipped and title transfers to the customer.

         TRADE AND NOTES RECEIVABLE

         Management estimates allowances for collectibility related to its trade accounts and note receivables. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, economic conditions, credit concentrations and payment history. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectibility of its receivables or future revenues.

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

         INVENTORIES

         Inventories are carried at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method of inventory evaluation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future demand and market conditions. A large portion of the Company's inventory is saleable to multiple customers, and a portion of the inventory is manufactured to specifications provided by original equipment manufacturers and is not subject to rapid technological change.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):

                           Three Months Ended       Period-to-Period
                              December 31,              Change
                          --------------------    --------------------
                            2002        2001         $           %
                          --------    --------    --------    --------
Net Sales                 $ 18,419    $ 17,264       1,155           7

Gross Profit                 2,230       1,359         871          64
                              12.1%        7.9%

Operating Expenses           1,816       1,832         (16)         -1
                               9.9%        8.2%

Operating Income (Loss)        382        (474)        856        +181
                               2.1%       -2.7%

Interest Expense                98         145         (47)        -32
                               0.5%        0.8%
Income (Loss) Before
Accounting Change              167        (407)        574        +141
                               0.9%       -2.4%
Cumulative Effect of
Accounting Change               --      (4,652)      4,652        +100
                               0.0%      -26.9%

Net Income (Loss)         $    167    $ (5,059)      5,226        +103
                               0.9%      -29.3%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

         The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                         Three Months Ended
                                                             December 31,
                                             ------------------------------------------
                                                     2002                  2001
                                             -------------------    -------------------
                                                          % of                   % of     Period-to-Period Change
                                              Amount      Total      Amount      Total          $         %
                                             --------    -------    --------    -------      -------   -------
         Net Sales
Contract manufacturing and printing          $  6,667         36%   $  6,937         40%     $  -270        -4%
Business imaging paper products                 5,863         32       5,121         30          742        14
Paint sundry products                           5,889         32       5,206         30          683        13
                                             --------    -------    --------    -------      -------   -------
Net sales                                    $ 18,419        100%   $ 17,264        100%     $ 1,155         7%
                                             ========    =======    ========    =======      =======   =======

                                                         Margin                  Margin   Period-to-Period Change
                                              Amount       %         Amount        %            $         %
                                             --------   -------     --------    -------      -------   -------
       Gross Profit
Contract manufacturing and printing          $    798        12%    $    396          6%     $   402       102%
Business imaging paper products                   692        12          277          5          415       150
Paint sundry products                             740        13          686         13           54         8
                                             --------   -------     --------    -------      -------   -------
Gross profit                                 $  2,230        12%    $  1,359          8%     $   871        64%
                                             ========   =======     ========    =======      =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

NET SALES:

Net sales increased $1.2 million (7%) to $18.4 million in first quarter of fiscal 2003, when compared to this period last year. This is due to increases of $0.7 million or 14% in the Business Imaging sector and $0.7 million or 13% in the Paint Sundries sector offset by the lower sales in the Contract Manufacturing sector (down $0.3 million or 4%). The increase in the Business Imaging sector was due to an increase in sales of point-of-sales rolls to the sector's network of products distributors. The increase in the Paint Sundries sector was due to volume increases to the sector's largest customer, a large do-it-yourself home center. The decline in Contract Manufacturing sector is due to the Company's strategic decision to exit the contract sheeting market in March 2002 which represents a $224,000 decrease when comparing first quarter fiscal year 2003 to the same quarter fiscal year 2002.

GROSS PROFIT:

Gross profit increased $0.9 million (64%) for first quarter of fiscal 2003 when compared to first quarter of fiscal 2002. The Contract Manufacturing sector increased $0.4 million or 102% and was able to improve margins to 12% from 6% for the same period last year, primarily through personnel reductions and higher margins on the printing business. The Business Imaging sector's gross profit increased $0.4 million (150%) as a result of growth in the point-of-sales rolls market. This sector also improved margins by shedding overhead by closing the Dallas, Texas facility and moving the remaining production to its Newton, North Carolina facility. Gross profit in the Paint Sundry sector increased $54,000 (8%) as a result of increased sales mentioned earlier.

OPERATING EXPENSES:

Operating expenses decreased $15,000 (1%) for first quarter of fiscal 2003 when compared to the same period of fiscal 2002. This decrease for the quarter was primarily related to a reduction in expenses as a result of closing the Dallas, Texas facility, as mentioned earlier. This decrease was offset by an increase in the amortization of loan fees as a result of the Company entering into an amended and restated financing arrangement with its primary lender in the fourth quarter of fiscal 2002.

OPERATING INCOME:

Operating income improved $0.9 million to income of $0.4 million for first quarter of fiscal 2003, when compared to the same period of fiscal 2002. The increase was primarily a result of improved gross profit margins and reduced expenses as a result of the Dallas facility closure mentioned earlier. Additionally, these improvements were offset by severance costs as the result of the relocation of personnel from Dallas, Texas to St. Louis, Missouri and elimination of positions for the Paint Sundries sector as well as charges due to the disposal of assets in Green Bay, Wisconsin.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)-NET:

Interest expense was $47,000 lower compared to last year due to a $2.9 million reduction in debt since December 31, 2001, and lower interest rates on borrowings. Other income decreased $16,000 in first quarter of fiscal 2002 when compared to last year as a result of lower interest income following the repayment of shareholder notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

The Company reported net income of $0.2 million (per share: $0.04-basic and diluted) for first quarter of fiscal 2003, versus a net loss of $5.1 million (per share: (($1.10)-basic and diluted) for the same period one year ago. The increase was mostly due to the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets" in October 2001 resulting in a cumulative charge of $6.4 million ($4.7 million after tax) related to the impairment of goodwill, as discussed below, offset by improvements in gross profit and expense reductions as previously discussed.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company generated $0.7 million in cash for operations through the first three months of fiscal 2003, compared to generated cash of $1.6 million for the same period last year. Net income plus non-cash items aggregated $0.9 million, an increase of $0.5 million for from the same period last year. The Company used $0.5 million to pay accrued liabilities. Decreases in accounts receivable generated $0.8 million and decreases in inventories generated $0.4 million in cash flows, and decreases in accounts payable used $0.6 million.

Net cash used in investing activities was $3.2 million through the first quarter of fiscal 2003. Additions to property, plant and equipment include $1.2 million related to the purchase and installation of production and office equipment. The Company entered into an agreement with a third party to construct and lease for an initial 5-year term a 62,000 square foot facility in Manning, South Carolina, which the Company occupied in October 1996. The facility was financed pursuant to a $1.5 million industrial revenue bond for which the Company was indirectly liable pursuant to a lease backed by a letter of credit issued by its former senior lenders. As a result of the refinancing with JP Morgan Chase Bank, the Company was required to replace this letter of credit with a substitute letter of credit issued under the Credit Facility. On December 5, 2002 the Company caused the prepayment of the $1.1 million principal amount and related accrued interest on the industrial revenue bonds and in connection therewith purchased the building for $1.2 million. This transaction was funded by additional borrowings under the Credit Facility. Additionally, the Company made a deposit of $0.9 million for the purchase of a flexo-graphic printing press which the Company ultimately plans to finance through an operating lease.

Net cash generated in financing activities was $2.6 million through the first quarter of fiscal 2003 due to issuance of long-term debt.

As of February 12, 2003, the Company had approximately $6.6 million available under its revolving credit line. According to the terms of its credit facility with its lenders, the Company is required to maintain certain financial and operational covenants. As of December 31, 2002, the Company was in compliance with all of its debt covenants under the credit facility.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company's credit facility restricts the payment of any dividends.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 20 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Management believes that as of February 13, 2003, there has been no material change to this information.

FORWARD LOOKING STATEMENTS:

Management's discussion of the Company's 2003 quarterly period in comparison to 2002, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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



                                      TUFCO TECHNOLOGIES, INC.





Date: February 13, 2003               /s/ Louis LeCalsey, III
                                      ------------------------------------------
                                      Louis LeCalsey, III
                                      President and Chief Executive Officer






Date: February 13, 2003               /s/ Michael B. Wheeler
                                      ------------------------------------------
                                      Michael B. Wheeler
                                      Vice President and Chief Financial Officer




Date: February 13, 2003               /s/ Drew W. Cook
                                      ------------------------------------------
                                      Drew W. Cook
                                      Chief Accounting Officer and Corporate
                                      Controller

I, Michael B. Wheeler, Vice President and Chief Financial Officer of Tufco Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Tufco Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003


/s/ Michael B. Wheeler
Vice President and Chief Financial Officer

I, Louis LeCalsey, President and Chief Executive Officer of Tufco Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Tufco Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003



/s/ Louis LeCalsey
President and Chief Executive Officer