Form 10-Q
period 2003-03-31
TUFCO TECHNOLOGIES INC
filed 2003-05-15
CIK 895329

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                    Form 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended March 31, 2003
                                                 --------------


                         Commission file number 0-21018
                                                -------


                            TUFCO TECHNOLOGIES, INC.

               Delaware                                    39-1723477
  ---------------------------------            ---------------------------------
    (State of other jurisdiction                      (IRS Employer ID No.)
  of incorporation of organization)

                        PO BOX 23500 Green Bay, WI 54305
                        --------------------------------
                    (Address of principal executive offices)

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

Yes      No X
   ---     ---

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

                  Class                                 Outstanding at May 13, 2003
                  -----                                 ---------------------------
Common Stock, par value $0.01 per share                          4,627,844

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I:    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     March 31, 2003 and September 30, 2002                                              3

                     Condensed Consolidated Statements of Operations for the three
                     months and six months ended March 31, 2003 and 2002                                4

                     Condensed Consolidated Statements of Cash Flows for the
                     six months ended March 31, 2003 and 2002                                           5

                     Notes to Condensed Consolidated Financial Statements                               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                         13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  18

Item 4.    Controls and Procedures                                                                     18

PART II:   OTHER INFORMATION                                                                           19

SIGNATURES                                                                                             21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  March 31,         September 30,
                                                                                     2003               2002
                                                                                ---------------    ---------------
                                                                Assets
         CURRENT ASSETS:
            Cash and cash equivalents .......................................   $     3,172,737    $       251,346
            Restricted cash .................................................           100,000            100,000
            Accounts receivable, net ........................................         5,574,417         11,121,227
            Inventories .....................................................         3,370,315          6,585,100
            Prepaid expenses and other current assets .......................         3,623,909            743,281
            Deferred income taxes ...........................................           832,927            832,927
            Income taxes receivable .........................................           183,561            133,242
                                                                                ---------------    ---------------

                   Total current assets .....................................        16,857,866         19,767,123


         PROPERTY, PLANT AND EQUIPMENT - Net ................................        15,048,195         16,304,848
         GOODWILL - Net......................................................         7,211,575         10,345,213
         OTHER ASSETS - Net .................................................           540,306            749,959
                                                                                ---------------    ---------------

         TOTAL ..............................................................   $    39,657,942    $    47,167,143
                                                                                ===============    ===============


                                         Liabilities and Stockholders' Equity

         CURRENT LIABILITIES:
            Current portion of long-term debt ...............................   $       250,000    $       922,726
            Accounts payable ................................................         3,395,719          5,279,556
            Accrued payroll, vacation and payroll taxes .....................           757,874            935,973
            Other current liabilities .......................................           926,729          1,326,075
                                                                                ---------------    ---------------
                   Total current liabilities ................................         5,330,322          8,464,330

         LONG-TERM DEBT - Less current portion ..............................           750,000          5,233,882
         DEFERRED INCOME TAXES ..............................................           675,401            660,640

         STOCKHOLDERS' EQUITY:
            Common Stock; $.01 par value; 9,000,000 shares authorized;
                4,706,341 shares issued .....................................            47,063             47,063
            Additional paid-in capital ......................................        25,088,631         25,088,631
            Retained earnings ...............................................         8,316,709          8,404,112
            Treasury stock, 78,497 common shares, at cost ...................          (534,045)          (534,045)
            Stockholder notes receivable ....................................                --           (157,246)
            Accumulated other comprehensive loss, net of tax ................           (16,139)           (40,224)

                                                                                ---------------    ---------------
                 Total stockholders' equity .................................        32,902,219         32,808,291
                                                                                ---------------    ---------------
         TOTAL ..............................................................   $    39,657,942    $    47,167,143
                                                                                ===============    ===============



            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      March 31,                           March 31,
                                                          --------------------------------    --------------------------------
                                                               2003              2002             2003               2002
                                                          --------------    --------------    --------------    --------------
NET SALES .............................................   $   12,793,561    $   12,186,068    $   25,323,598    $   23,852,162
COST OF SALES .........................................       11,241,804        10,321,917        22,283,889        21,243,605
                                                          --------------    --------------    --------------    --------------

GROSS PROFIT ..........................................        1,551,757         1,864,151         3,039,709         2,608,557

OPERATING EXPENSES:
Selling, general & administrative .....................        1,248,554         1,003,026         2,248,605         1,972,500
Employee severance costs ..............................               --           201,730            46,284           209,324
Facility restructuring costs ..........................               --           232,958                --           232,958
Property & inventory write downs ......................               --           311,263                --           311,263
(Gain)loss on asset sales .............................             (375)          (28,912)           31,256           (29,092)
                                                          --------------    --------------    --------------    --------------

OPERATING INCOME (LOSS) ...............................          303,578           144,086           713,564           (88,396)
OTHER INCOME (EXPENSE):
   Interest expense ...................................          (79,155)         (114,794)         (177,288)         (259,678)
   Interest and other income ..........................            3,050             2,894             7,606            23,018
                                                          --------------    --------------    --------------    --------------

INCOME(LOSS)FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES ........................          227,473            32,186           543,882          (325,056)
INCOME TAX EXPENSE (BENEFIT) ..........................           91,119             6,216           224,428          (107,780)
                                                          --------------    --------------    --------------    --------------
INCOME(LOSS)FROM CONTINUING OPERATIONS ................          136,354            25,970           319,454          (217,276)

LOSS FROM DISCONTINUED OPERATIONS:
  Net loss from operations of
    discontinued segment, net of tax ..................         (146,506)         (375,240)         (162,451)         (539,352)
  Net loss from sale of discontinued
    operations, net of tax ............................         (244,406)               --          (244,406)               --
                                                          --------------    --------------    --------------    --------------
LOSS BEFORE ACCOUNTING CHANGE .........................         (254,558)         (349,270)          (87,403)         (756,628)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ................               --                --                --        (4,651,591)
                                                          --------------    --------------    --------------    --------------
NET LOSS ..............................................   $     (254,558)   $     (349,270)   $      (87,403)   $   (5,408,219)
                                                          ==============    ==============    ==============    ==============

BASIC EARNINGS (LOSS) PER SHARE:
   Income (Loss) from Continuing Operations ...........   $         0.03    $         0.01    $         0.07    $        (0.05)
Net Loss from Operations of Discontinued
 Segment ..............................................   $        (0.04)   $        (0.08)   $        (0.04)   $        (0.11)
Net Loss from Sale of Discontinued
 Operations ...........................................   $        (0.05)   $           --    $        (0.05)   $           --
                                                          --------------    --------------    --------------    --------------
Income (Loss) before Accounting Change ................   $        (0.06)   $        (0.07)   $        (0.02)   $        (0.16)
Cumulative Effect of Accounting Change ................   $           --    $           --    $           --    $        (1.01)
                                                          --------------    --------------    --------------    --------------
Net Loss ..............................................   $        (0.06)   $        (0.07)   $        (0.02)   $        (1.17)

DILUTED EARNINGS (LOSS) PER SHARE:
  Income (Loss) from Continuing Operations ............   $        0 .03    $         0.01    $         0.07    $        (0.05)
  Net Loss from Operations of
   Discontinued Segment ...............................   $        (0.04)   $        (0.08)   $        (0.04)   $        (0.11)
  Net Loss from Sale of Discontinued
   Operations .........................................   $        (0.05)   $           --    $        (0.05)   $           --
                                                          --------------    --------------    --------------    --------------
  Income (Loss) before Accounting Change ..............   $        (0.06)   $        (0.07)   $        (0.02)   $        (0.16)
  Cumulative Effect of Accounting Change ..............   $           --    $           --    $           --    $        (1.01)
                                                          --------------    --------------    --------------    --------------
  Net Loss ............................................   $        (0.06)   $        (0.07)   $        (0.02)   $        (1.17)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic .............................................        4,627,844         4,627,844         4,627,844         4,627,844
    Diluted ...........................................        4,627,844         4,627,844         4,627,844         4,627,844


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    March 31,
                                                                         ----------------------------------
                                                                              2003               2002
                                                                         ---------------    ---------------
OPERATING ACTIVITIES
   Net income (loss) from continuing operations ......................   $       319,454    $      (217,276)
   Noncash items in net income (loss) from continuing
    operations

      Depreciation and amortization ..................................         1,509,394          1,487,485
      (Gain)loss on asset sales ......................................            31,256            (29,091)
      Asset impairment write-down ....................................                --            311,263
   Changes in operating working capital:
      Accounts receivable ............................................           269,893          1,062,848
      Inventories ....................................................           193,634            715,065
      Prepaid expenses and other assets ..............................        (1,158,847)           118,629
      Accounts payable ...............................................          (614,297)           765,694
      Accrued and other current liabilities ..........................          (192,231)          (340,596)
      Income taxes payable & receivable ..............................           113,006           (515,357)
                                                                         ---------------    ---------------

   Net cash provided by operating activities from continuing
    operations .......................................................           471,262          3,358,664

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Additions to property, plant and equipment ........................        (1,757,426)          (243,497)
   Deposits made on lease of equipment ...............................        (1,786,000)                --
   Proceeds from disposition of property, plant and equipment ........            67,260            581,716
   Increase in advances to stockholders ..............................           (11,809)           (49,359)
   Increase in restricted cash .......................................                --               (280)
                                                                         ---------------    ---------------

   Net cash provided (used) by investing activities from
    continuing operations ............................................        (3,487,975)           288,580

FINANCING ACTIVITIES
   Repayment of long-term debt .......................................        (7,965,027)        (2,841,715)
   Issuance of long-term debt ........................................         2,874,360                 --
   Collections on stockholder notes receivable .......................           157,247            123,510
                                                                         ---------------    ---------------

   Net cash used by financing activities from continuing
    operations .......................................................        (4,933,420)        (2,718,205)

Net cash provided from discontinued operations:
    Proceeds from sale of discontinued operations (net
     of transaction costs) ...........................................        11,740,052                 --
    Net cash used by operating activities of discontinued
     operations ......................................................          (868,528)           590,181
                                                                         ---------------    ---------------
    Net cash provided (used) by discontinued operations ..............        10,871,524           (590,181)
                                                                         ---------------    ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................         2,921,391            338,858
CASH AND CASH EQUIVALENTS:
 Beginning of period .................................................           251,346            521,453
                                                                         ---------------    ---------------
 End of period .......................................................   $     3,172,737    $       860,311
                                                                         ===============    ===============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature) (See
         Note 6). Operating results for the three-month and sixth-month periods ended March 31, 2003 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company's condensed consolidated balance sheet at September 30, 2002, was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144, effective October 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations. The sale and discontinued operations of the Paint Sundries segment in the second quarter 2003 have been recorded in accordance with SFAS No. 144.

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

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in interim financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. The Company has no stock based employee compensation as defined by SFAS No. 148.

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

         EARNINGS PER SHARE

         At March 31, 2003 and 2002, options representing 516,400 and 548,900 shares of common stock, respectively, were outstanding. For the three-month period ended March 31, 2003 and 2002, all of these options were excluded from the diluted earnings per share calculations because of their existing anti-diluted qualities.

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

         In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of the beginning of fiscal 2002. The Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $ 6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill for the Business Imaging and Paint Sundries reporting units $5.0 million and $1.4 million, respectively. The fair value of the reporting units was estimated using a combination of valuation techniques including the expected present value of future cash flows and prices of comparable businesses.

         The charges have been recorded as the cumulative effect of accounting change in the amount of $6.4 million ($4.7 million after tax, or $1.01 per share) as of October 1, 2001 in the accompanying condensed consolidated statements of operations.

         The Company will continue to review for impairment on an annual basis, and such analysis will be completed in the third quarter of 2003.

         The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows:

                                                             Contract          Business          Paint
                                                           Manufacturing       Imaging           Sundries            TOTAL
                                                          ---------------   ---------------   ---------------   ---------------
           Balance as of September 30, 2002 ...........   $     4,281,759   $     2,929,816   $     3,133,638   $    10,345,213
           Sale of Segment ............................                --                --         3,133,638         3,133,638
                                                          ---------------   ---------------   ---------------   ---------------

           Balance as of March 31, 2003 ...............   $     4,281,759   $     2,929,816   $            --   $     7,211,575
                                                          ===============   ===============   ===============   ===============

3.       INVENTORIES

         Inventories consist of the following:

                                                             March 31,       September 30,
                                                                2003              2002
                                                          ---------------   ---------------
Raw materials .........................................   $     2,156,795   $     4,838,569
Finished goods ........................................         1,213,520         1,746,531
                                                          ---------------   ---------------

Total inventories .....................................   $     3,370,315   $     6,585,100
                                                          ===============   ===============

4.       SEVERANCE COSTS

         For the three months ended March 31, 2003, the severance cost was $0 compared to $201,730 for the same period last year. For the six months ended March 31, 2003, the severance cost was $46,284 compared to $209,324 during the six months ended March 31, 2002. The 2003 costs are related to the elimination of several salary positions. The 2002 expense relates primarily to severance pursuant to an employment agreement with a former executive.

5.       RESTRUCTURING COSTS AND ASSET WRITE DOWNS

         During the three months ended March 31, 2002, the Company incurred approximately $544,000 of costs (including approximately $311,000 related to impaired asset write-downs) related to restructuring a component of the Business Imaging segment completed in fiscal year 2002.

6.       DISCONTINUED OPERATIONS

         The condensed financial statements present the Paint Sundries segment as a discontinued operation as a result of the sale of the business on March 31, 2003 pursuant to authorization of the Board of Directors on January 27, 2003. The Company sold the assets and business of the Paint Sundries segment for $12.3 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the Manning, South Carolina manufacturing facility. Prior period amounts have been restated, including the reallocation of general overhead charges. The Company recorded a $0.4 million loss ($0.2 million after tax) on the sale of the Paint Sundries segment which includes a $0.1 million gain on the sale of the assets offset by $0.5 million of fees and expenses associated with the sale. The Company does not expect any material adjustment to the loss when determination of the final purchased net assets and the performance of certain services are complete. The Company will provide certain accounting and information technology services to Trimaco, LLC during the transition period for an agreed upon fee.

         Operating results from discontinued operations are as follows:

                                             Three Months Ended                     Six Months Ended
                                                  March 31,                             March 31,
                                           2003               2002               2003               2002
                                      ---------------    ---------------    ---------------    ---------------
           Net sales                  $     3,818,979    $     6,220,657    $     9,708,068    $    11,818,225

           Loss before                       (244,409)          (465,059)          (271,963)          (706,081)
           income tax

         The components of disposed assets and liabilities are as follows:

           Accounts Receivable (net of reserve)                        $ 4,893,816
           Inventory (net of reserve)                                    3,122,830
           Equipment                                                       328,090
           Building                                                      2,448,916
           Goodwill                                                      3,133,638
           Other assets                                                    292,663
           Accounts payable                                             (1,790,211)
           Other accruals                                                 (281,959)
                                                                       -----------
           Total net book value of disposed assets                     $12,147,783

7.       COMPREHENSIVE LOSS

         Comprehensive loss for the three months ended March 31, 2003 was $(242,747) compared to comprehensive loss of $(327,964) for the three months ended March 31, 2002.

         Comprehensive loss for the six months ended March 31, 2003 was $(63,318), including the SFAS No. 142 impairment loss of $4.7 million, net of tax, $(5,382,090) for the six months ended March 31, 2002.

7.       COMPREHENSIVE LOSS--CONTINUED

         The components of comprehensive loss are as follows:

                                               Three Months Ended                   Six Months Ended
                                                   March 31,                            March 31,
                                           2003               2002               2003               2002
                                      ---------------    ---------------    ---------------    ---------------
      Net Loss                               (254,558)          (349,270)           (87,403)        (5,408,219)
Other comprehensive income,
 Net of tax: Change in fair
 Value of interest rate
 Swap contract                                 11,811             21,306             24,085             26,129
                                      ---------------    ---------------    ---------------    ---------------

Comprehensive Loss                           (242,747)          (327,964)           (63,318)        (5,382,090)
                                      ===============    ===============    ===============    ===============

8.       STOCK OPTION PLAN

         The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the option exercise price. SFAS No. 123 prescribes a method to record compensation cost at the fair value of the options granted. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 for the three and six months ended March 31, 2003 and 2002 are presented below.

                                               Three Months Ended                   Six Months Ended
                                                   March 31,                             March 31,
                                           2003               2002                2003               2002
                                      ---------------    ---------------    ---------------    ---------------
Net Income (loss):
  As reported                                (254,558)          (349,270)           (87,403)        (5,408,219)
  Pro forma                                  (282,624)          (389,523)          (198,573)        (5,640,917)

Basic earnings per
share:
   As reported                                  (0.06)             (0.07)             (0.02)             (1.17)
   Pro forma                                    (0.06)             (0.08)             (0.04)             (1.22)

Diluted earnings per
share:
   As reported                                  (0.06)             (0.07)             (0.02)             (1.17)
   Pro forma                                    (0.06)             (0.08)             (0.04)             (1.22)

9.       SEGMENT INFORMATION

         The Company manufactures and distributes business forms, custom paper-based non-woven products, and provides contract manufacturing, specialty printing and related services on these types of products. In second quarter of fiscal 2003, the Company sold its Paint Sundries segment, and presented the financials related to this segment as discontinued operations. Prior period amounts have been restated, including the intersector information to reflect the sale of this business. The Company separates its current operations and prepares information for management use by the market segments aligned with the Company's products and services. Such market information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes paper good products. Accounts receivable and certain other assets historically have not been assignable to specific segments and, therefore, are included in the intersector column below.

    THREE MONTHS ENDED              CONTRACT          BUSINESS
      MARCH 31, 2003              MANUFACTURING        IMAGING         INTERSECTOR       CONSOLIDATED
------------------------------   ---------------   ---------------   ---------------    ---------------
Net Sales                        $     6,824,030   $     5,969,531   $            --    $    12,793,561

Gross Profit                             825,541           726,216                --          1,551,757

Operating Income (loss)                  490,018           330,636          (517,076)           303,578

Assets:
    Inventories                        1,251,417         2,118,898                --          3,370,315
    Property, plant and
      equipment-net                   10,088,810         3,388,627         1,570,758         15,048,195
    Goodwill-net                       4,281,759         2,929,816                --          7,211,575
    Accounts receivable
      and other assets                                                    14,027,857         14,027,857
                                 ---------------   ---------------   ---------------    ---------------

  Total assets                   $    15,621,986   $     8,437,341   $    15,598,615    $    39,657,942
                                 ===============   ===============   ===============    ===============

          THREE MONTHS ENDED             CONTRACT          BUSINESS            PAINT
           MARCH  31,  2002            MANUFACTURING       IMAGING            SUNDRIES         INTERSECTOR       CONSOLIDATED
-----------------------------------   ---------------   ---------------    ---------------   ---------------    ---------------
Net Sales                             $     6,719,696   $     5,466,372    $            --     $          --    $    12,186,068

Gross Profit                                1,437,950           426,201                 --                --          1,864,151

Operating Income (loss)                     1,079,528          (332,695)                --          (602,747)           144,086

Assets:
    Inventories                             1,367,140         2,159,716          3,816,491                --          7,343,347
    Property, plant and
      equipment-net                         8,733,415         4,372,864          1,733,422         2,206,373         17,046,074
    Goodwill-net                            4,281,759         2,929,816          3,133,638                --         10,345,213
    Accounts receivable
      and other assets                                                                  --        14,327,857         14,327,857
                                      ---------------   ---------------    ---------------   ---------------    ---------------

  Total assets                        $    14,382,314   $     9,462,396    $     8,683,551   $    16,534,230    $    49,062,491
                                      ===============   ===============    ===============   ===============    ===============

         SIX MONTHS ENDED                CONTRACT          BUSINESS
          MARCH 31, 2003               MANUFACTURING        IMAGING         INTERSECTOR        CONSOLIDATED
-----------------------------------   ---------------   ---------------   ---------------    ---------------
Net Sales                             $    13,490,789   $    11,832,809   $            --    $    25,323,598

Gross Profit                                1,603,428         1,436,281                --          3,039,709

Operating Income (loss)                       891,051           671,512          (848,999)           713,564


        SIX MONTHS ENDED                 CONTRACT          BUSINESS
         MARCH 31, 2002                MANUFACTURING        IMAGING          INTERSECTOR       CONSOLIDATED
-----------------------------------   ---------------   ---------------    ---------------    ---------------
Net Sales                             $    12,975,247   $    10,876,915    $            --    $    23,852,162

Gross Profit                                1,919,920           688,637                 --          2,608,557

Operating Income (loss)                     1,214,659          (422,162)          (880,893)           (88,396)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION:

         Tufco Technologies, Inc. has manufacturing operations in Green Bay, WI and Newton, NC. Corporate headquarters are located in Green Bay, WI. Corporate support services currently located in Dallas, TX are being transitioned to Green Bay, WI.

         The Company provides diversified Contract Manufacturing and specialty printing services and manufactures and distributes Business Imaging paper products.

         There are seasonal demand characteristics for the Company's products occurring because of the seasonal demand for certain Contract Manufacturing printed products displaying a holiday theme as well as products which are used by customers in conjunction with end-of-year activities. These products are normally shipped during the Company's fourth fiscal quarter. Point of sale Business Imaging products peak during second and fourth quarters due to seasonal demand for products related to end-of-year holiday activities and due to summer vacation activities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):

                                    Three Months Ended                                 Six Months Ended
                                         March 31,             Period-to-Period            March 31,            Period-to-Period
                                   ---------------------            Change           --------------------            Change
                                     2003         2002          $            %         2003        2002         $            %
                                   --------     --------     --------     --------   --------    --------    --------    --------
Net Sales                          $ 12,794     $ 12,186          608            5   $ 25,324    $ 23,852       1,472           6

Gross Profit                          1,552        1,864         (312)         (17)     3,040       2,609         431          17
                                       12.1%        15.3%                                12.0%       10.9%

Operating Expenses                    1,248        1,720         (472)         (27)     2,326       2,697        (371)         14
                                        9.8%        14.1%                                 9.2%       11.3%

Operating Income (Loss)                 304          144          160          111        714         (88)        802         911
                                        2.4%         1.2%                                 2.8%       (0.4)%

Interest Expense                         79          115          (36)         (31)       177         260         (83)        (32)
                                        0.6%         0.9%                                 0.7%        1.1%

Net Income (Loss) from
Continuing Operations                   136           26          110          423        319        (217)        536         247
                                        1.1%         0.2%                                 1.3%       (0.9)%

Net loss from Discontinued
Operations, Net of Tax                 (391)        (375)         (16)          (4)      (407)       (539)        132          24
                                       (2.9)%       (3.1)%                               (1.6)%      (2.3)%
Cumulative Effect of
Accounting Change                        --           --           --           --         --       4,651      (4,651)       (100)
                                                                                                    (19.5)%

Net Loss                           $   (255)        (349)          94           27        (87)     (5,408)      5,321          98
                                       (2.0)%       (2.9)%                                (0.3)%    (22.7)%


         The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                             Three Months Ended
                                                                March  31,
                                           ------------------------------------------------------
                                                     2003                        2002
                                           -------------------------    -------------------------
                                                            % of                         % of         Period-to-Period Change
                                             Amount         Total         Amount         Total            $             %
                                           -----------   -----------    -----------   -----------    -----------   -----------
           Net Sales
Contract manufacturing and printing        $     6,824            53%   $     6,720            55%           104             2%
Business imaging paper products                  5,970            47          5,466            45            504             9
                                           -----------   -----------    -----------   -----------    -----------   -----------
Net sales                                  $    12,794           100%   $    12,186           100%   $       608             5%
                                           ===========   ===========    ===========   ===========    ===========   ===========


                                                            Margin                       Margin       Period-to-Period Change
                                             Amount           %           Amount           %              $             %
                                           -----------   -----------    -----------   -----------    -----------   -----------
       Gross Profit (loss)
Contract manufacturing and printing        $       826            12%   $     1,438            21%          (612)          (43)
Business imaging paper products                    726            12            426             8            300            70
                                           -----------   -----------    -----------   -----------    -----------   -----------
Gross profit                               $     1,552            12%   $     1,864            15%        $ (312)          (17)%
                                           ===========   ===========    ===========   ===========    ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


                                                               Six Months Ended
                                                                  March 31,
                                           ------------------------------------------------------
                                                     2003                         2002
                                           -------------------------    -------------------------
                                                            % of                         % of         Period-to-Period Change
                                             Amount         Total         Amount         Total            $             %
                                           -----------   -----------    -----------   -----------    -----------   -----------
           Net Sales
Contract manufacturing and printing        $    13,491            53%   $    12,975            54%           516             4
Business imaging paper products                 11,833            47         10,877            46            956             9
                                           -----------   -----------    -----------   -----------    -----------   -----------

Net sales                                  $    25,324           100%   $    23,852           100%         1,472             6
                                           ===========   ===========    ===========   ===========    ===========   ===========


                                                            Margin                      Margin        Period-to-Period Change
                                             Amount           %           Amount          %              $              %
                                           -----------   -----------    -----------   -----------    -----------   -----------
       Gross Profit
Contract manufacturing and printing        $     1,604            12%   $     1,920            15%          (316)          (16)
Business imaging paper products                  1,436            12            689             6            747           108
                                           -----------   -----------    -----------   -----------    -----------   -----------

Gross profit                               $     3,040            12%   $     2,609            11%           431            17
                                           ===========   ===========    ===========   ===========    ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

NET SALES:

Net sales increased $0.6 million (5%) to $12.8 million in the second quarter of fiscal 2003, when compared to this period last year. This is due to increases of $0.5 million or 9% in the Business Imaging segment and $0.1 million or 2% in the Contract Manufacturing segment. The increase in the Business Imaging segment was due to new business from a large chain of office supply retail stores.

GROSS PROFIT:

Gross profit decreased $0.3 million (17%) for second quarter of fiscal 2003 when compared to second quarter of fiscal 2002. The Contract Manufacturing segment decreased $0.6 million or 43% primarily due to a price reduction to a major customer and increased warehouse costs due to increased production. The Business Imaging segment's gross profit increased $0.3 million (70%) as a result of growth in the point-of-sales rolls market. This segment also improved margins by reducing overhead by closing the Dallas, Texas facility and moving the remaining production to its Newton, North Carolina facility.

OPERATING EXPENSES:

Operating expenses decreased $0.5 million for second quarter of fiscal 2003 when compared to the same period of fiscal 2002. This decrease for the quarter was primarily related to a reduction in expenses as a result of closing the Dallas, Texas facility. This decrease was offset by the write-off of loan fees as a result of the reduction of debt with the proceeds from the sale of the Paint Sundries segment.

OPERATING INCOME:

Operating income improved $0.2 million to income of $0.3 million for the second quarter of fiscal 2003, when compared to the same period of fiscal 2002. The increase was primarily due to reduced expenses as a result of the Dallas facility closure mentioned earlier.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)-NET:

Interest expense was $36,000 lower compared to last year due to a $8.5 million reduction in debt since March 31, 2002, and lower interest rates on borrowings.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

The Company reported net loss of $0.3 million (per share: ($0.06) basic and diluted) for first quarter of fiscal 2003, versus a net loss of $0.3 million (per share: (($0.07)-basic and diluted) for the same period one year ago. Net income from continuing operations was $0.1 million or $.03 per share for the second quarter of 2003 compared to $25,000, or $.01 per share for 2002.

ACCOUNTING CHANGE:

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. In addition, this standard requires that companies evaluate all goodwill for impairment annually. Upon completion of this evaluation, the Company recorded a charge in an amount of $6.4 million ($4.7 million, net of income tax effects, or $1.01 per diluted share) in fiscal 2002 for the goodwill recorded in the Business Imaging and Paint Sundry segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES:

The Company generated $0.5 million in cash from continuing operations through the first six months of fiscal 2003, compared to cash flow from continuing operations generated of $3.4 million for the same period last year. Net income plus non-cash items aggregated $1.9 million, an increase of $0.3 million from the same period last year. The Company used $1.2 million for prepaid and other assets and $0.7 million to pay accounts payable and accrued liabilities. Decreases in accounts receivable generated $0.3 million and decreases in inventories generated $0.2 million in cash flows.

Net cash used in investing activities was $3.5 million through the second quarter of fiscal 2003. Additions to property, plant and equipment include $1.8 million related to the purchase and installation of production and office equipment. The Company made a deposit of $1.8 million for the purchase of a flexo-graphic printing press which the Company ultimately plans to finance through an operating lease. Thus this expenditure will be refunded upon consummation of the lease transaction.

Net cash used in financing activities was $5.0 million through the second quarter of fiscal 2003 due to repayment of all outstanding bank term debt and revolving line of credit.

Net cash provided by discontinued operations in the second quarter of 2003 was $10.9 million which represented $11.7 million of net proceeds from the sale of the Paint Sundries segment offset by $0.9 million of cash used by the operating activities for the six months ended March 31, 2003.

As of May 12, 2003, the Company had approximately $6.0 million available under its revolving credit line which was reduced to a $6.0 million facility concurrent with the Paint Sundries sale. According to the terms of its credit facility with its lenders, the Company is required to maintain certain financial and operational covenants. As of March 31, 2003, the Company was in compliance with all of its debt covenants under the credit facility.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

STOCK REPURCHASE PLAN

In March 2003, the Company's Board of Directors approved the purchase by the Company of up to 100,000 shares given that the cash and debt position would enable these purchases without impairment to the Company's capital. The purchase plan began in April 2003, and extends over a nine-month period. As of May 12, 2003 no shares have been purchased.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies for the Company remain unchanged from prior periods. For a more detailed discussion refer to the Company's latest September 30, 2002 annual report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 24 in Item 7A, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Management believes that as of March 31, 2003, there has been no material change to this information.

FORWARD LOOKING STATEMENTS:

Management's discussion of the Company's 2003 quarterly periods in comparison to 2002, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the Annual Meeting highlights:

         (a) The Annual Meeting of Shareholders of the Company was held on March 12, 2003.

         (b)      See the response to Item 4 (c) below.

         (c) At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

                  Director                                    For               Withheld
                  --------                                 ---------            --------
                  Robert J. Simon                          4,489,213             54,772
                  Samuel J. Bero                           4,509,035             34,950
                  C. Hamilton Davison, Jr.                 4,508,535             35,450
                  Louis LeCalsey III                       4,488,773             55,212
                  William J. Malooly                       4,509,035             34,950
                  Seymour S. Preston, III                  4,509,035             34,950

                  The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending September 30, 2003. The results at the voting for the ratification of Deloitte & Touche LLP are as follows:

                        For               Against             Abstain
                     ---------            -------             -------
                     4,530,585             10,100               3,300

                  The shareholders approved the 2003 Non-Qualified Stock Option Plan. The results at the voting for the approval of the 2003 Plan are as follows:

                          For             Against             Abstain
                     ---------            -------             -------
                     3,311,143            105,030             3,415

         (d)      Not applicable.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS.

         99.1 Certification Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K

(a) On February 27, 2003, The Company filed a Current Report on Form 8-K, dated February 21, 2003, reporting under Item 5 the Company's agreement to sell the assets of the Company's Paint Sundries Division to Trimaco, LLC, including the capital stock of Foremost Manufacturing, Inc., a wholly owned subsidiary of the Company, and the Company's Manning, South Carolina manufacturing plant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TUFCO TECHNOLOGIES, INC.





Date: May 13, 2003                   /s/ Louis LeCalsey, III
                                     ------------------------------------------
                                     Louis LeCalsey, III
                                     President and Chief Executive Officer






Date: May 13, 2003                   /s/ Michael B. Wheeler
                                     ------------------------------------------
                                     Michael B. Wheeler
                                     Vice President and Chief Financial Officer

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003


/s/Michael B. Wheeler
Vice President and Chief Financial Officer

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003



/s/Louis LeCalsey
President and Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------
 99.1      Certification Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002