Form 10-Q
period 2003-06-30
TUFCO TECHNOLOGIES INC
filed 2003-08-14
CIK 895329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the Transition Period from        to        .
                                               ------    -------

                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

             Delaware                                  39-1723477
----------------------------------          ---------------------------------
  (State of other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation of organization)

                     PO Box 23500, Green Bay, WI 54305-3500
--------------------------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (920) 336-0054
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]          No [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes  [ ]         No [X]

         Indicate the number of shares outstanding of each or the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of August 13, 2003
              -----                           ---------------------------------
Common Stock, par value $0.01 per share                   4,592,344

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page
                                                                                                             Number


PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2003 and September 30, 2002                                                         3

                  Condensed Consolidated Statements of Operations for the three
                  months and nine months ended June 30, 2003 and 2002                                          4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 2003 and 2002                                                     5

                  Notes to Condensed Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           18

Item 4.  Controls and Procedures                                                                              18

PART II: OTHER INFORMATION                                                                                    19

SIGNATURES                                                                                                    20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June  30,         September 30,
                                                                               2003                2002
                                                                           ------------        ------------
                                              Assets

CURRENT ASSETS:
   Cash and cash equivalents .......................................       $  3,564,151        $    251,346
   Restricted cash .................................................                 --             100,000
   Accounts receivable, net ........................................          6,214,848          11,121,227
   Inventories .....................................................          4,248,457           6,585,100
   Prepaid expenses and other current assets .......................          1,274,992             743,281
   Deferred income taxes ...........................................            832,927             832,927
   Income taxes receivable .........................................            159,570             133,242
                                                                           ------------        ------------
        Total current assets .......................................         16,294,945          19,767,123


PROPERTY, PLANT AND EQUIPMENT-Net ..................................         14,883,037          16,304,848
GOODWILL -Net ......................................................          7,211,575          10,345,213
OTHER ASSETS- Net ..................................................            447,575             749,959

                                                                           ------------        ------------
TOTAL ..............................................................       $ 38,837,132        $ 47,167,143
                                                                           ============        ============


                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Current portion of long-term debt ...............................       $    250,000        $    922,726
   Accounts payable ................................................          2,765,330           5,279,556
   Accrued payroll, vacation and payroll taxes .....................            852,559             935,973
   Other current liabilities .......................................            681,979           1,326,075
                                                                           ------------        ------------
        Total current liabilities ..................................          4,549,868           8,464,330

LONG-TERM DEBT- Less current portion ...............................            500,000           5,233,882
DEFERRED INCOME TAXES ..............................................            686,357             660,640

STOCKHOLDERS' EQUITY:
   Common Stock; $.01 par value; 9,000,000 shares authorized;
       4,706,341 shares issued .....................................             47,063              47,063
   Additional paid-in capital ......................................         25,088,631          25,088,631
   Retained earnings ...............................................          8,686,338           8,404,112
   Treasury stock, 105,997 and 78,497 common shares, at cost .......           (721,125)           (534,045)
   Stockholder notes receivable ....................................                 --            (157,246)
   Accumulated other comprehensive loss, net of tax ................                 --             (40,224)

                                                                           ------------        ------------
        Total stockholders' equity .................................         33,100,907          32,808,291
                                                                           ------------        ------------
   TOTAL ...........................................................       $ 38,837,132        $ 47,167,143
                                                                           ============        ============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           June 30,                               June  30,
                                               --------------------------------        --------------------------------
                                                   2003                2002                2003                2002
                                               ------------        ------------        ------------        ------------
NET SALES ..............................       $ 14,271,525        $ 13,688,942        $ 39,595,123        $ 37,541,104
COST OF SALES ..........................         11,918,246          10,941,117          34,202,135          32,184,722
                                               ------------        ------------        ------------        ------------

GROSS PROFIT ...........................          2,353,279           2,747,825           5,392,988           5,356,382

OPERATING EXPENSES:

Selling, general & administrative ......          1,398,079           1,020,823           3,646,684           2,993,324
Employee severance costs ...............            163,587                  --             209,871             209,324
Facility restructuring costs ...........                 --                  --                  --             232,958
Property & inventory write downs .......                 --                  --                  --             311,263
Loss(gain)loss on asset sales ..........             19,769               1,437              51,024             (27,655)
                                               ------------        ------------        ------------        ------------

OPERATING INCOME .......................            771,844           1,725,565           1,485,409           1,637,168
OTHER INCOME (EXPENSE):
   Interest expense ....................            (10,703)           (104,360)           (187,991)           (364,038)
   Interest and other income(expense) ..            (24,751)             (2,111)            (17,145)             20,907
                                               ------------        ------------        ------------        ------------

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES .........            736,390           1,619,094           1,280,273           1,294,037
INCOME TAX EXPENSE .....................            308,787             737,056             533,216             629,276
                                               ------------        ------------        ------------        ------------
INCOME FROM CONTINUING OPERATIONS ......            427,603             882,038             747,057             664,761

LOSS FROM DISCONTINUED OPERATIONS:
  Net loss from operations of
  discontinued segment, net of tax .....            (57,975)           (103,962)           (220,426)           (643,314)
  Net loss from sale of discontinued
  operations, net of tax ...............                 --                  --            (244,406)                 --
                                               ------------        ------------        ------------        ------------
LOSS BEFORE ACCOUNTING CHANGE ..........            369,628             778,076             282,225              21,447
CUMULATIVE EFFECT OF ACCOUNTING CHANGE .                 --                  --                  --          (4,651,591)
                                               ------------        ------------        ------------        ------------
NET INCOME (LOSS) ......................       $    369,628        $    778,076        $    282,225        $ (4,630,144)
                                               ============        ============        ============        ============

BASIC EARNINGS (LOSS) PER SHARE:
  Income from Continuing Operations ....       $       0.09        $       0.19        $       0.16        $       0.14
Net Loss from Operations of Discontinued
     Segment ...........................       $      (0.01)       $      (0.02)       $      (0.05)       $      (0.13)
Net Loss from Sale of Discontinued
     Operations ........................       $         --        $         --        $      (0.05)       $         --
                                               ------------        ------------        ------------        ------------
Income (Loss) before Accounting Change .       $       0.08        $       0.17        $       0.06        $       0.01
Cumulative Effect of Accounting Change .       $         --        $         --        $         --        $      (1.01)
                                               ------------        ------------        ------------        ------------
Net Income (Loss) ......................       $       0.08        $       0.17        $       0.06        $      (1.00)

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from Continuing Operations ....       $       0.09        $       0.19        $       0.16        $       0.14
Net Loss from Operations of Discontinued
     Segment ...........................       $      (0.01)       $      (0.02)       $      (0.05)       $      (0.13)
Net Loss from Sale of Discontinued
     Operations ........................       $         --        $         --        $      (0.05)       $         --
                                               ------------        ------------        ------------        ------------
Income (Loss) before Accounting Change .       $       0.08        $       0.17        $       0.06        $       0.01
Cumulative Effect of Accounting Change .       $         --        $         --        $         --        $      (1.01)
                                               ------------        ------------        ------------        ------------
Net Income (Loss) ......................       $       0.08        $       0.17        $       0.06        $      (1.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ..............................          4,618,677           4,627,844           4,624,788           4,627,844
    Diluted ............................          4,642,807           4,629,754           4,634,272           4,627,844

            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                                June 30,
                                                                    --------------------------------
                                                                        2003                2002
                                                                    ------------        ------------
OPERATING ACTIVITIES
   Net income from continuing operations ....................       $    747,057        $    664,761
   Noncash items in net income from continuing operations

      Depreciation and amortization .........................          2,143,733           2,182,777
      Loss (gain) on asset disposals-net ....................             51,024             (27,655)
      Asset impairment write-down ...........................                 --             311,263
   Changes in operating working capital:
      Accounts receivable ...................................           (368,963)            (72,640)
      Inventories ...........................................           (684,508)            603,713
      Prepaid expenses and other assets .....................           (529,373)            194,689
      Accounts payable ......................................         (1,244,685)          2,472,328
      Accrued and other current liabilities .................           (309,376)           (413,745)
      Income taxes payable & receivable .....................            136,997             123,956
                                                                    ------------        ------------

   Net cash provided (used) by operations activities from
    Continuing operations ...................................            (58,094)          6,039,447

INVESTING ACTIVITIES
   Additions to property, plant and equipment ...............         (2,233,176)           (678,825)
   Proceeds from disposals of property, plant and equipment .             68,110             581,716
   Increase in advances to stockholders .....................            (13,854)            (15,454)
   Decrease in restricted cash ..............................            100,000              32,739
                                                                    ------------        ------------

   Net cash used by investing activities
    from continuing operations ..............................         (2,078,920)            (79,824)

FINANCING ACTIVITIES
   Repayment of long-term debt ..............................         (8,215,027)         (4,972,074)
   Issuance of long-term debt ...............................          2,874,360                  --
   Purchase of Treasury Stock ...............................           (187,080)
   Collections on stockholder notes receivable ..............            157,246             123,510
                                                                    ------------        ------------

   Net cash used by financing activities from continuing
    operations ..............................................         (5,370,501)         (4,848,564)
                                                                    ------------        ------------

Net cash provided from discontinued operations:
    Proceeds from sale of discontinued operations (net
     of transaction costs) ..................................         11,660,603                  --
    Net cash used by operating activities of discontinued
     operations .............................................           (840,283)         (1,040,330)
                                                                    ------------        ------------
    Net cash provided (used) by discontinued operations .....         10,820,320          (1,040,330)

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................          3,312,805              70,729
CASH AND CASH EQUIVALENTS:
 Beginning of period ........................................            251,346             521,453
                                                                    ------------        ------------
 End of period ..............................................       $  3,564,151        $    592,182
                                                                    ============        ============


            See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

 1.      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature) (See
         Note 6). Operating results for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company's condensed consolidated balance sheet at September 30, 2002, was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued by the FASB in July 2002, requiring companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Cost Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The relocation and closing of the Dallas Corporate services office has been recorded in accordance with SFAS No. 146.

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

         EARNINGS PER SHARE

         As of June 30, 2003 and 2002, options representing 453,700 and 548,900 shares of common stock, respectively, were outstanding. For the three month period ended June 30, 2003 and 2002 options in the amount of 24,130 and 1,910, respectively, were included in the diluted earnings per share calculations. For the nine months ended June 30, 2003, 9,484 options were included in diluted earnings per share. For the nine months ended June 30, 2002, all of the existing options were excluded from diluted earnings per share because they were anti-dilutive.

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

         Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 for the three and nine months ended June 30, 2003 and 2002 are presented below.

                                      Three Months Ended                      Nine Months Ended
                                           June 30,                                June 30,
                                  2003                2002                 2003                2002
                              -------------       -------------       -------------       -------------
Net Income (loss)
  As reported                 $     369,628       $     778,076       $     282,225       $  (4,630,144)
Less: Stock based
Compensation expense
Applying fair value
Based method, net of
Related tax effects                  14,428                   0              72,286             159,436
                              -------------       -------------       -------------       -------------
  Pro forma net
   Income                     $     355,200       $     778,076       $     209,939       $  (4,789,580)
                              =============       =============       =============       =============
Basic earnings per
share:
  As reported                 $        0.08       $        0.17       $        0.06       $       (1.00)
  Pro forma                            0.08                0.17                0.05               (1.03)
Diluted earnings per
share:
  As reported                 $        0.08       $        0.17       $        0.06       $       (1.00)
  Pro forma                            0.08                0.17                0.05               (1.03)

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

         The annual test for impairment of goodwill was done during the third quarter of fiscal 2003 at the reporting unit level. The fair value of the reporting units was calculated using a combination of an income and market approach with the conclusion that no impairment existed as of October 31, 2002.

         The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are as follows:

                                        Contract          Business           Paint
                                      Manufacturing        Imaging          Sundries            TOTAL
Balance as of September 30, 2002       $ 4,281,759       $ 2,929,816       $ 3,133,638       $10,345,213
Sale of Segment  . . . . . . . .                --                --         3,133,638         3,133,638
                                       -----------       -----------       -----------       -----------

Balance as of June 30, 2003  .         $ 4,281,759       $ 2,929,816       $        --       $ 7,211,575
                                       ===========       ===========       ===========       ===========

3.       INVENTORIES

         Inventories consist of the following:

                            June 30,           September 30,
                             2003                   2002
                        ---------------       ---------------
Raw materials           $     3,375,158       $     4,838,569
Finished goods                  873,299             1,746,531
                        ---------------       ---------------

Total inventories       $     4,248,457       $     6,585,100
                        ===============       ===============

4.       SEVERANCE COSTS

         Pursuant to authorization by the Board of Directors, the Company formalized a plan in March 2003 to relocate the accounting and information technology departments from the Dallas, TX location to the Green Bay, WI Corporate office. As a result, the Company provided one-time termination benefits payable August 31, 2003 for employees in the Dallas office. The liability for the termination benefits is being recognized ratably over the future service period as required by SFAS No. 146. In compliance with SFAS 146, $164,000 of employee termination benefits payable August 31, 2003 were recorded in the three months ended June 30, 2003 as employment severance costs in the consolidated statements of operations. For the nine months ending June 30, 2003 severance costs also included costs related to the elimination of several salary positions. The 2002 expense relates primarily to severance pursuant to an employment agreement with a former executive.

         Severance costs incurred for the fiscal year 2003 are as follows:

         Accrued Employee Severance Costs       $ 209,871
         Severance Payouts                        (69,871)
                                                ---------
         Balance as of June 30, 2003            $ 140,000

         Total costs for these benefits are expected to be $275,000 with approximately $135,000 to be incurred in the fiscal fourth quarter of 2003.

5.       RESTRUCTURING COSTS AND ASSET WRITE DOWNS

         During the nine months ended June 30, 2002, the Company incurred approximately $544,000 of costs (including approximately $311,000 related to impaired asset write-downs) related to restructuring a component of the Business Imaging segment completed in fiscal year 2002. No such costs were incurred in 2003.

6.       DISCONTINUED OPERATIONS

         The condensed financial statements present the Paint Sundries segment as a discontinued operation as a result of the sale of the business on March 31, 2003 pursuant to authorization of the Board of Directors on January 27, 2003. The Company sold the assets and business of the Paint Sundries segment for $12.3 million in cash (subject to adjustment based on audited working capital) to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the Manning, South Carolina manufacturing facility. Prior period amounts have been restated, including the reallocation of general overhead charges. The Company recorded a $0.4 million loss ($0.2 million after tax) on the sale of the Paint Sundries segment which includes a $0.1 million gain on the sale of the assets offset by $0.5 million of fees and expenses associated with the sale. The Company will provide certain accounting and information technology services to Trimaco, LLC during the transition period for an agreed upon fee.

         Operating results from discontinued operations were as follows:

                   Three Months Ended              Nine Months Ended
                        June 30,                        June 30,
                  2003            2002            2003            2002
              ------------    ------------    ------------    ------------

Net sales     $         --    $  6,859,237    $  9,708,068    $ 18,677,462

Loss before        (99,841)       (190,835)       (371,804)       (896,916)
income tax

         The components of disposed assets and liabilities were as follows:

Accounts Receivable (net of reserve)          $  4,872,707
Inventory (net of reserve)                       3,122,830
Equipment                                          328,090
Building                                         2,448,916
Goodwill                                         3,133,638
Other assets                                       292,500
Accounts payable                                (1,848,388)
Other accruals                                    (281,959)
                                              ------------
Total net book value of disposed assets       $ 12,068,334

7.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income for the three months ended June 30, 2003 was $384,992 compared to comprehensive income of $779,648 for the three months ended June 30, 2002.

         Comprehensive income, for the nine months ended June 30, 2003 was $321,674 compared to comprehensive loss of $(4,602,442), (which includes the SFAS No. 142 impairment loss of $4.7 million, net of tax), for the nine months ended June 30, 2002. A loss on the change in fair value of a swap contract in the amount of $27,000 which was cancelled in May 2003 was recorded in the other income and expense section of the consolidated statements of operations.

         Components of Comprehensive Income are as follows:

                                                       Three Months Ended                   Nine Months Ended
                                                            June 30,                             June 30,
                                                    2003                2002             2003               2002
                                                 -----------        -----------       -----------        -----------
Net income (loss)                                $   369,628        $   778,076       $   281,450        $(4,630,144)

   Other comprehensive income, net of tax:

   Changes in fair value
   of interest rate
   swap contract                                        (411)             1,572            23,286             27,702

   Reclassification
   adjustment to interest
   rate swap contract                                 16,550                  0            16,938                  0
                                                 -----------        -----------       -----------        -----------
   Comprehensive income (loss)                   $   384,992        $   779,648       $   321,674        $(4,602,442)
                                                 ===========        ===========       ===========        ===========

 8.      SEGMENT INFORMATION

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

  THREE MONTHS ENDED                CONTRACT           BUSINESS
    JUNE  30, 2003                MANUFACTURING         IMAGING           INTERSECTOR        CONSOLIDATED
 Net Sales                         $  8,333,294       $  5,938,231       $         --        $ 14,271,525

Gross Profit                          1,604,543            748,736                 --           2,353,279

Employee Severance                           --                 --            163,587             163,587

Operating Income (loss)               1,167,977            313,061           (709,194)            771,844

Interest Expense                             --                 --             10,703              10,703

Income Tax Expense (Benefit)                 --                 --            308,787             308,787

Assets:
    Inventories                       1,851,489          2,396,968                 --           4,248,457
    Property, plant and
      equipment-net                  10,250,102          3,265,798          1,367,137          14,883,037
   Goodwill-net                       4,281,759          2,929,816                 --           7,211,575
   Accounts receivable
      and other assets                                                     12,489,063          12,489,063
                                   ------------       ------------       ------------        ------------

  Total assets                     $ 16,383,350       $  8,592,582       $ 13,861,200        $ 38,837,132
                                   ============       ============       ============        ============

 THREE MONTHS ENDED                 CONTRACT            BUSINESS            PAINT
  JUNE 30, 2002                   MANUFACTURING          IMAGING           SUNDRIES         INTERSECTOR         CONSOLIDATED
Net Sales                          $  8,146,286       $  5,542,656       $         --       $         --        $ 13,688,942

Gross Profit                          2,163,278            584,547                 --                 --           2,747,825

Operating Income (loss)               1,791,700             89,485                 --           (155,620)          1,725,565

Interest Expense                             --                 --                 --            104,360             104,360

Income Tax Expense (Benefit)                 --                 --                 --            737,056             737,056

Assets:
    Inventories                       1,424,619          2,213,589          3,802,499                 --           7,440,707
    Property, plant and
      equipment-net                   8,825,552          4,202,743          1,786,910          2,042,854          16,858,059
   Goodwill-net                       4,281,759          2,929,816          3,133,638                 --          10,345,213
    Accounts receivable
      and other assets                                                                        15,479,765          15,479,765
                                   ------------       ------------       ------------       ------------        ------------
  Total assets                     $ 14,531,930       $  9,346,148       $  8,723,047       $ 17,522,619        $ 50,123,744
                                   ============       ============       ============       ============        ============

 NINE MONTHS ENDED                  CONTRACT           BUSINESS
  JUNE 30, 2003                   MANUFACTURING         IMAGING          INTERSECTOR         CONSOLIDATED
Net Sales                          $ 21,824,083       $ 17,771,040       $         --        $ 39,595,123

Gross Profit                          3,207,971          2,185,017                 --           5,392,988

Employee Severance                           --                 --            209,871             209,871

Operating Income (loss)               2,059,028            984,573         (1,558,192)          1,485,409

Interest Expense                             --                 --            187,991             187,991

Income Tax Expense (Benefit)                 --                 --            533,216             533,216

 NINE MONTHS ENDED                  CONTRACT           BUSINESS
  JUNE 30, 2002                   MANUFACTURING         IMAGING           INTERSECTOR         CONSOLIDATED
Net Sales                          $ 21,121,533       $ 16,419,571        $         --        $ 37,541,104

Gross Profit                          4,083,198          1,273,184                  --           5,356,382

Operating Income (loss)               3,006,359           (332,677)         (1,036,514)          1,637,168

Interest Expense                             --                 --             364,038             364,038

Income Tax Expense (Benefit)                 --                 --             629,275             629,275

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION:

         The Company has manufacturing operations in Green Bay, WI and Newton, NC. The Company's corporate headquarters are located in Green Bay, WI. Corporate support services currently are located in Dallas, TX and are currently being transitioned to Green Bay, WI.

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

         The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Unless otherwise noted, the Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):

                                 Three Months Ended        Period-to-Period       Nine Months Ended        Period-to-Period
                                      June  30,                 Change                June  30,                 Change
                                ---------------------                           ---------------------
                                  2003         2002         $           %        2003          2002         $           %
                                --------     --------    --------    --------   --------     --------    --------    --------
Net Sales                       $ 14,272     $ 13,689         583           4   $ 39,595     $ 37,541       2,054           5

Gross Profit                       2,353        2,748        (395)        -14      5,393        5,356          37           1
                                    16.5%        20.1%                              13.6%        14.3%

Operating Expenses                 1,581        1,022         559          55      3,907        3,719         188           5
                                    11.1%         7.5%                               9.9%         9.9%

Operating Income                     772        1,726        (954)        -55      1,486        1,637        (151)         -9
                                     5.4%        12.6%                               3.8%         4.4%

Interest Expense                      11          104         (93)        -89        188          364        (176)        -48
                                     0.1%         0.8%                               0.5%         1.0%

Net Income from
Continuing Operations                428          882        (454)        -52        747          665          82          12
                                     3.0%         6.4%                               1.9%         1.8%
Loss from Discontinued
Operations, Net of Tax               (58)        (104)         46         -44       (465)        (643)        178         -28
                                    -0.4%        -0.8%                              -1.2%        -1.7%
Cumulative Effect of
Accounting Change                     --           --                                 --       (4,652)      4,652        -100
                                                                                                -12.4%

Net Income (Loss)               $    370     $    778        (408)        -53   $    282     $ (4,630)      4,912        -106
                                     2.6%         5.7%                               0.7%       -12.3%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

         The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                     Three Months Ended
                                                          June 30,
                                      --------------------------------------------------
                                               2003                        2002
                                      -----------------------    -----------------------
                                                     % of                       % of        Period-to-Period Change
                                        Amount       Total         Amount       Total           $            %
                                      ----------   ----------    ----------   ----------    ----------   ----------
         Net Sales
Contract manufacturing and printing   $    8,333           58%   $    8,146           60%   $      187            2%
Business imaging paper products            5,939           42         5,543           40           396            7
                                      ----------   ----------    ----------   ----------    ----------   ----------
Net sales                             $   14,272          100%   $   13,689          100%   $      583            4%
                                      ==========   ==========    ==========   ==========    ==========   ==========

                                                     Margin                     Margin      Period-to-Period Change
                                        Amount         %           Amount         %             $            %
                                      ----------   ----------    ----------   ----------    ----------   ----------
       Gross Profit (loss)
Contract manufacturing and printing   $    1,604           19%   $    2,163           27%   $     -559          -26%
Business imaging paper products              749           13           585           11           164           28
                                      ----------   ----------    ----------   ----------    ----------   ----------
Gross profit                          $    2,353           16%   $    2,748           20%   $     -395          -14%
                                      ==========   ==========    ==========   ==========    ==========   ==========

                                                              Nine Months Ended
                                                                    June 30,
                                              ----------------------------------------------------
                                                        2003                        2002
                                              ------------------------    ------------------------
                                                              % of                        % of        Period-to-Period Change
                                                Amount        Total         Amount        Total           $             %
                                              ----------    ----------    ----------    ----------    ----------    ----------
         Net Sales
Contract manufacturing and printing           $   21,824            55%   $   21,121            56%   $      703             3%
Business imaging paper products                   17,771            45        16,420            44         1,351             8
                                              ----------    ----------    ----------    ----------    ----------    ----------
Net sales                                     $   39,595           100%   $   37,541           100%   $    2,054             5%
                                              ==========    ==========    ==========    ==========    ==========    ==========

                                                             Margin                     Margin      Period-to-Period Change
                                                Amount         %           Amount         %             $            %
                                              ----------   ----------    ----------   ----------    ----------   ----------
       Gross Profit
Contract manufacturing and printing           $    3,208           15%   $    4,083           19%   $     -875          -21%
Business imaging paper products                    2,185           12         1,273            8           912           72
                                              ----------   ----------    ----------   ----------    ----------   ----------
Gross profit                                  $    5,393           14%   $    5,356           14%   $       37            1%
                                              ==========   ==========    ==========   ==========    ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

NET SALES:

Net sales increased $0.6 million (4%) to $14.3 million in the third quarter of fiscal 2003, when compared to this period last year. This is due to increases of $0.4 million or 7% in the Business Imaging segment and $0.2 million or 2% in the Contract Manufacturing segment. The increase in the Business Imaging segment was due to an increase in the point of sale rolls to a major discount retail customer.

GROSS PROFIT:

Gross profit decreased $0.4 million (14%) for third quarter of fiscal 2003 when compared to the third quarter of fiscal 2002. The Contract Manufacturing segment decreased $0.6 million (26%) primarily due to a price reduction (effective July 1, 2003) to a major customer. That contract with that customer expires in December 2003 and will not be renewed. Warehouse costs were higher due to increased production of another contract. The Business Imaging segment's gross profit increased $0.2 million (28%) as a result of growth in the point-of-sales rolls market. This segment also improved margins by reducing overhead by closing the Dallas, Texas facility and moving the remaining production to its Newton, North Carolina facility.

OPERATING EXPENSES:

Operating expenses increased $0.5 million for third quarter of fiscal 2003 when compared to the same period of fiscal 2002. This increase for the quarter includes $164,000 in severance costs and $227,000 in reporting and legal costs.

OPERATING INCOME:

Operating income decreased $1.0 million to income of $0.8 million for the third quarter of fiscal 2003, when compared to the same period of fiscal 2002. The decrease was primarily due to $0.5 million additional legal and closing costs related to the sale of the Paint Sundries segment.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)-NET:

Interest expense was $0.1 million lower compared to last year due to a $8.5 million reduction in debt since June 30, 2002, primarily with proceeds from the sale of the Paint Sundry segment (See note 6) and lower interest rates on borrowings.

NET INCOME AND EARNINGS PER SHARE:

The Company reported net income of $0.4 million (per share: $0.08 basic and diluted) for third quarter of fiscal 2003, versus net income of $0.8 million (per share: $0.17-basic and diluted) for the same period one year ago. Net income from continuing operations was $0.4 million (per share: $0.09-basic and diluted) for the third quarter of 2003 compared to $0.9 million (per share:
$0.19 basic and diluted) for 2002.

ACCOUNTING CHANGE:

Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. In addition, this standard requires that companies evaluate all goodwill for impairment annually. Upon completion of this evaluation, the Company recorded a charge in an amount of $6.4 million ($4.7 million, net of income tax effects, or $1.01 per diluted share) in fiscal 2002 for the goodwill recorded in the Business Imaging and Paint Sundries segments. The annual goodwill impairment test performed in third quarter fiscal 2003 resulted in no additional impairment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES:

The Company used $58,000 in cash from continuing operations through the first nine months of fiscal 2003, compared to cash flow from continuing operations generated of $6.0 million for the same period last year. Net income plus non-cash items aggregated $2.9 million, a decrease of $0.2 million from the same period last year. The Company used $0.5 million for prepaid and other assets and $1.4 million to pay accounts payable and accrued liabilities. Increases in accounts receivable used $0.4 million and increases in inventories used $0.7 million in cash flows.

Net cash used in investing activities was $2.1 million through the third quarter of fiscal 2003. Additions to property, plant and equipment include $2.2 million related primarily to the purchase and installation of equipment for the wet-wipes production line.

Net cash used in financing activities was $5.4 million through the third quarter of fiscal 2003 due to repayment of all of the Company's outstanding bank term debt and revolving line of credit.

Net cash provided by discontinued operations in the third quarter of 2003 was $10.8 million which represented $11.7 million of net proceeds from the sale of the Paint Sundries segment offset by $0.9 million of cash used by the operating activities for the five months ended February 28, 2003.

As of August 13, 2003, the Company had $6.0 million available under its revolving credit line which was reduced to a $6.0 million facility concurrent with the sale of the Paint Sundries segment. According to the terms of its credit facility with its lenders, the Company is required to maintain certain financial and operational covenants. As of June 30, 2003, the Company was in compliance with all of its debt covenants under the credit facility.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

STOCK REPURCHASE PLAN

In March 2003, the Company's Board of Directors approved the purchase by the Company of up to 100,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company's capital. The purchase plan began in April 2003, and extends over a nine-month period. As of August 13, 2003, 35,500 shares have been purchased, including 8,000 shares purchased subsequent to June 30, 2003.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies for the Company remain unchanged from prior periods except for the discussion below. For a more detailed discussion, refer to Item 7 "Critical Accounting Policies" of the Company's annual report on Form 10-K for the year ended September 30, 2002 and "Recently Issued Accounting Pronouncements" (See Note 1) of this report Form 10-Q for the quarter ending June 30, 2003.

The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective October 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations. The sale and discontinued operations of the Paint Sundries segment in the second quarter 2003 have been recorded in accordance with SFAS No. 144. SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The relocation and closing of the Dallas Corporate services office has been recorded in accordance with SFAS No. 146.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 24 in Item 7A, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Management believes that as of June 30, 2003, there has been no material change to this information.


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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control Over Financial Reporting. As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

         31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

         32.1 Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K on April 15, 2003 regarding the sale of the Company's Paint Sundries segment and on May 14, 2003 discussing the Company's second fiscal quarter.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TUFCO TECHNOLOGIES, INC.





Date:         August 14, 2003       /s/ Louis LeCalsey, III
                                    --------------------------------------------
                                    Louis LeCalsey, III
                                    President and Chief Executive Officer






Date:         August 14, 2003       /s/ Michael B. Wheeler
                                    --------------------------------------------
                                    Michael B. Wheeler
                                    Vice President and Chief Financial Officer