Form 10-K
period 2003-09-30
TUFCO TECHNOLOGIES INC
filed 2003-12-29
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003
or

[    ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number 0-21018

TUFCO TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1723477

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 23500, Green Bay, WI	54305

(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 920-336-0054

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

Yes [  X  ] No [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [      ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [      ] No [  X  ]

     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2003, was approximately $11,431,999. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on March 31, 2003. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 18, 2003 was 4,582,344.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2004 are incorporated by reference into Part III of this Report.

PART I

ITEM 1 - BUSINESS

General

     Tufco Technologies, Inc. (“Tufco” or the “Company”) provides diversified contract manufacturing and specialty printing services and manufactures and distributes business imaging paper products. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation (“ECC”) and Hamco Industries, Inc. (“Hamco”). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $0.01 per share (“Common Stock”), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company’s public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million in cash and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million net in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Delaware limited partnership, in which Tufco Tech, Inc. was the sole managing general partner and was wholly owned by the Company. On November 13, 1997, the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million in cash and 25,907 shares of Common Stock.

     On March 31, 2003, the Company sold the assets and business of the Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost Manufacturing, Inc. and the Company’s Manning, South Carolina manufacturing facility. Concurrently with the sale of the Paint Sundries segment, the Company reorganized its corporate structure by merging certain of its wholly-owned subsidiaries with and into the Company, with the Company as the surviving entity, and merging the Company’s wholly-owned subsidiary Tufco Tech, Inc. with and into Tufco LLC, a newly-formed wholly-owned subsidiary, with Tufco LLC as the surviving entity. As a result of this reorganization, Tufco LLC became the sole managing general partner of Tufco, L.P.

     Tufco offers a wide array of contract manufacturing services including flexographic printing, wet and dry wipe converting, calendering and thermal bond laminations, hot melt adhesive laminating, folding, customized on-site blending, integrated downstream packaging and on-site quality and microbiological process management. Tufco also manufactures a wide range of printed and unprinted business imaging paper products for a variety of business needs.

     The Company was incorporated in the state of Delaware in 1992 to acquire Tufco Industries, Inc. Although the Company was organized in 1992, the business conducted by Tufco Industries, Inc. has been in continuous operation since 1974. The Company has become a leading provider of contract manufacturing and specialty printing services, and supplier of value-added custom paper products. The Company’s principal executive offices are located at PO Box 23500, Green Bay, WI 54305-3500, and its telephone number is (920) 336-0054.

Products and Services

     The Company markets its products and services through two market segments: Contract Manufacturing services and Business Imaging paper products. Tufco conducts operations from two manufacturing and distribution locations in Green Bay, Wisconsin, and Newton, North Carolina. Until

September 2002, the Company had a manufacturing and distribution facility in Dallas, Texas. In fiscal 2002, certain assets and business from this operation were transferred to the Newton, North Carolina facility.

Contract Manufacturing

     Tufco has contract manufacturing capability at two locations: Green Bay, Wisconsin, and Newton, North Carolina.

     The Company’s products and services at its Green Bay, Wisconsin facility include flexographic printing, wet and dry wipe converting, calendering and thermal bond laminations, hot melt adhesive laminating, folding, customized on-site blending, integrated downstream packaging, and on-site quality and microbiological process management. The facility custom converts a wide array of materials, including polyethylene films, nonwoven materials (coated and uncoated), paper and tissue. Products include disposable wet and dry wipes for home care and personal/baby/medical care, flexible packaging options, disposable table covers, ream wrap and house wrap. The Company has invested in equipment to perform thermal lamination to bond various material substrates up to 120 inches wide, such as reinforced nonwovens material and breathable moisture barrier wraps. Machinery and equipment at the Green Bay, Wisconsin facility have the capability, developed by the Company’s in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

     In December 2002, the Company invested in wet wipe converting equipment with the flexibility to convert a variety of nonwovens and pulp based substrates and began commercial operations in May 2003. Capabilities include a wide array of folding options, count versatility ranging from five (5) to eighty (80) wipes per package, and integrated flow wrapping and finished packaging design.

     The Company’s Green Bay, Wisconsin facility also offers value-added specialty printing and related graphic arts pre-press services. The Company specializes in 8-color, high quality, wide web flexographic printing and focuses on specialty printing products such as paper and poly table covers, gift wrap and flexible packaging. In March 2000, the Company made its first capital investment in a state-of-the-art 8-color flexographic printing press capable of printing solvent and water-based inks, a 62” print width at speeds up to 1,500 feet per minute and offering repeat sizes ranging form 15-3/4” to 47-1/4”. A second $3.2 million “sister” 8-color press was leased in April 2003, and brought on line for production in June, 2003.

     Down stream converting equipment folds and packages finished printed goods such as poly and paper table covers into finished product. In addition, materials can be printed roll-to-roll at the Company and then sent out for converting.

     The Company uses the customer’s preliminary artwork and outsources all preparatory processes for camera-ready art, layout, and other related services, and then internally mounts the plates.

     The Green Bay presses use flexographic processes and can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils.

Business Imaging

     The Company’s Newton, North Carolina facility has capabilities which include precision slitting, rewinding, specialty packaging, folding, perforating, and trimming of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multi-ply, and color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features. These capabilities are directed toward converting fine paper materials including specialty and fine printing papers, thermal papers, inkjet papers, polyester films, and coated products.

     The Company’s Newton, North Carolina facility also produces a full range of papers for use in bank proof or automated teller machines, including fan-fold forms, and printed rolls of various sizes and types. Additionally, the Company produces an extensive selection of standard and customized guest checks for use in the restaurant industry, and the Company’s Newton facility owns equipment which enables the Company to produce a wide variety of multi-part business forms.

     The Company also produces and distributes from its Newton facility a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 150 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films and multi-part forms.

Manufacturing and Operations

     With regard to its contract manufacturing operations, the Company either utilizes product specifications provided by its customers or teams with its customers to develop specifications which meet customer requirements. Generally, the product begins with base materials such as nonwovens, papers, or polyethylene films. In most cases the customers of the Contract Manufacturing segment provide the base material used in the product. The Company applies one or more of its custom converting or specialty printing services that it has developed over a period of years through its distinctive technical knowledge to add value to these materials. In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment.

     The Company’s growth has been supported by capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $4.5 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s custom folding, dry and wet wipes converting and packaging capabilities, and presses which have enabled the Company to print on a variety of substrates. The Company has also expanded and modernized its roll-to-roll winding capacity. The Company announced on December 4, 2003 the undertaking of a capital equipment expansion program which includes doubling the capacity for wet wipes production, a new flat pack folder, and a rebuild of an existing quarter folder. With these additions, the Company believes it has sufficient capacity to meet its growth expectations. The Company also plans to combine microbiological and chemical lab capabilities with the addition of equipment and building modifications.

     The Company’s equipment can produce a wide range of sizes of production output to meet unique customer specifications. The Company’s printing presses perform flexographic processes and print from one to eight colors on webs as wide as 64 inches. Its fine printing paper and paperboard converting equipment includes state-of-the-art rewinders, folders, and equipment that performs extensive packaging functions.

     Tufco has received numerous safety awards at both its Newton, North Carolina and Green Bay, Wisconsin plants. At Newton, the workforce has gone over 3-1/2 years without a lost time accident. Tufco’s Green Bay plant has recorded more than 1.35 million consecutive hours without a lost time injury. The Tufco-Green Bay plant is ISO 9001:2000 certified and has been recertified three consecutive years with no findings.

Sales and Marketing

     Tufco markets its products and services nationally through its 20 full-time sales and customer service employees and 51 manufacturer’s representatives and distributors. The Company’s sales and service personnel are compensated with a base salary plus an incentive bonus. The Company generally utilizes referrals and its industry reputation to attract customers. It also advertises on a limited basis in industry periodicals and through cooperative advertising arrangements with its suppliers and customers.

     Prior to fiscal 1999, customers generally purchased the Company’s goods and services under project-specific purchase orders rather than long-term contracts. Beginning in fiscal 1999, management shifted its strategic focus in contract manufacturing away from serving as a temporary manufacturer for the customers’ outsourced overflow needs towards longer-term cooperative manufacturing projects which usually include multi-year contracts.

     The Company’s sales volume by fiscal quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco’s sales volume and operating income are at their lowest levels in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters; however, the Company believes that such seasonal fluctuations are diminishing as the Company shifts its emphasis to longer-term manufacturing agreements.

     The Company’s customer base consists of approximately 350 companies, including large consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with terms of 18 months to three years. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. In fiscal 2003, products produced under contracts with a Contract Manufacturing customer that is a Fortune 500 company accounted for more than 33% of consolidated sales. During fiscal 2003, the Company announced that this customer had decided to take certain products from the Company for manufacture at their own facility in 2004, leaving other existing products under contract with the Company. Those products removed accounted for approximately 20% of fiscal 2003 revenues. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing which the Company expects, on an annualized basis, should offset the loss of revenue and operating profits caused by this removal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Competition

     In order to continue growth based on an outstanding service reputation, the Company has established and continues to provide customers with innovative, full service solutions. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company offers key competitive advantages such as customized contract manufacturing options all under one roof, dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2000 quality certification, in-house microbiological management, technical expertise and lower overall costs.

     Competitors for the Company’s Contract Manufacturing’s products and services vary based upon the products and services offered. In the Company’s contract manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company’s specialty printing and converting services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the contract manufacturing and specialty printing lines. In the wet wipe market, the Company has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.

     The Company operates highly technical manufacturing processes to meet a variety of customer needs. By virtue of being a customized contract manufacturer, the Company continually engineers and proposes systems to customers and potential customers to solve their manufacturing needs in new product rollouts. The Company offers full, value added services such as on-site microbiology assessment and management, and wet wipe, lotion and concentrate testing services and equipment that allow the Company to maintain and assure high product integrity. In the products made at Newton, North Carolina, raw materials are generally inexpensive and readily available, and converting equipment is generally easily purchased. As a result, competition for engineering and transaction papers customers is relatively very strong, primarily from small regional suppliers and a few large national companies.

     Historically, the Company has been subject to surges and declines in sales due to the short-term nature of its converting projects with large integrated paper products companies. Since the Company began emphasizing longer-term contractual arrangements, management believes that it is now better able to anticipate fluctuations in sales. However, customer volume needs in contract manufacturing arrangements are ultimately controlled by the Company’s customers, and a certain amount of short-term fluctuation is expected.

Product Development and Quality Control

     The Company works with its customers to develop new products and applications. The Company believes that a key factor is its willingness and distinctive technical competency to help customers experiment with a variety of substrates to develop materials with different attributes such as strength, flexibility, absorbency, breathability, moisture-resistance, and appearance. As a result, the Company has been able to develop certain laminated substrates at lower costs than if the customers developed these products themselves. Customers may request certain physical tests during trial runs that are performed by the Company’s quality control personnel, often with the customer on site. After completing the development process, the Company prices a new product or service and designs an ongoing program that provides information to the customer such as quality checks, inventory reports, materials data, and production reports.

     The Company maintains three quality control laboratories that are able to constantly monitor production using statistical process controls (SPC) to observe and measure quality effectiveness of its production processes, such as temperature, speed, tension, and pressure. The Company’s rigid standards and use of SPC have allowed it to qualify for the GMP (Good Manufacturing Practices) designation from several customers, a quality control standard that these companies require before they will use a company for outsourcing. In addition, several of the Company’s customers perform periodic audits at the Company’s Green Bay, Wisconsin facility to ensure that adequate quality control practices are in place at all times. In fiscal 2000, the Company achieved ISO certification for its Green Bay, Wisconsin facility. ISO is the standard issued by the International Organization of Standardization to promote the development of international standards and facilitate the exchange of goods and services worldwide. In fiscal 2001 the Green Bay, Wisconsin facility achieved ISO 9001:2000. During fiscal 2003, the Company was ISO recertified for the second consecutive year with zero negative findings or comments by the examiner, a record achieved by a very small percentage of candidate companies.

Raw Materials and Suppliers

     The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. The Company believes that it has excellent relationships with its primary suppliers, and the Company has not experienced difficulties in obtaining raw materials during the last five years. The Company’s raw materials fall into four general groups: various paper stocks, inks for specialty printing, nonwoven materials, and polyethylene films. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Newton, North Carolina facility continues to receive fine paper stock primarily from five major paper companies instead of a greater number of companies.

     The Company’s primary raw materials, base paper and nonwoven, are subject to periodic price fluctuations. In the past, the Company has been generally successful in eventually passing most of the price increases on to its customers, but management cannot guarantee that the Company will be able to do this in the future.

Environmental Matters

     The Company is subject to various federal, state, and local environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. The Company believes it is in complete compliance with all environmental regulations and is current on all applicable permitting and reporting requirements with federal, state and local jurisdictions. The Company has continuous air emissions monitoring systems and effluent monitoring procedures regulated by the EPA and maintains a strong, active relationship with the controlling agencies and a principle based commitment to stewardship in the community.

     The Company’s past expenditures relating to environmental compliance have not had a material effect on the Company. Further growth in the Company’s production capacity with a resulting increase in discharges and emissions may require additional capital expenditures for environmental control equipment in the future. No assurance can be given that future changes to environmental laws or their application will not have a material adverse effect on the Company’s business or results of operations.

     Each manufacturing line is unique and can generate various types of waste. The Company takes into account all considerations for environmental impact on all waste streams that occur. The Company follows a strict waste minimization plan to reduce, recycle or eliminate waste from all of our manufacturing processes. All processes are reviewed during initial start-up or annually to make sure that the Company is in compliance with all applicable federal, state and local laws and regulations.

Employees

     At September 30, 2003, the Company had 296 employees, of whom 212 were employed at its Green Bay, Wisconsin facility and 84 at its Newton, North Carolina facility. The Company has a non-union workforce and believes that its relationship with its employees is good.

Working Capital

     Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Report under the caption “Liquidity and Capital Resources”.

     Financial information for the Contract Manufacturing services and the Business Imaging paper products segment is set forth in Note 13 to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 2 - PROPERTIES

     The Company’s main production and distribution facilities for contract manufacturing and specialty printing are located in Green Bay, Wisconsin. The 243,800 square foot facility (of which approximately 20,700 square feet are used for offices for the facility and the Company’s corporate headquarters) was built in stages from 1980 to 2000 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.

     The Company leases 42,600 square feet of space in a facility contiguous to its Green Bay, Wisconsin facility, which is currently used for certain contract manufacturing, warehousing, and distribution operations. This facility is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. The lease for this facility expires March 2008. The Company has an option to renew this lease for an additional five years.

     The Company also owns a 120,000 square foot facility in Newton, North Carolina, and leases an additional 10,000 square feet for raw materials and finished goods used in the production and distribution of copying, production, transaction papers products and in the printing of custom forms. The lease is for a six-

month period, renewable in March and September each year. This space was required due to the consolidation of the Dallas Business Imaging and Engineering into the Newton facility.

     The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently used and planned for acquisition is sufficient for its current and anticipated short-term needs, but that the expansion of the Company’s business or the offering of new services could require the Company to obtain additional equipment or facilities.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings in the ordinary course of its business, none of which are anticipated to have a material adverse effect on the Company’s financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company

Louis LeCalsey, III	64	Director, President and Chief Executive Officer
Michael B. Wheeler	58	Vice President/Chief Financial Officer
Madge J. Joplin	56	Vice President
Michele M. Corrigan	35	Vice President, Sales and Marketing
Robert J. Simon	45	Chairman of the Board of Directors

     Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers of the Company.

Executive Officers

     Louis LeCalsey, III—Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to that he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director for TriMark USA, Inc. and Independent Printing Company, Inc., as well as a member of the Advisory Group for Bradford Equities Fund L.P.

     Michael B. Wheeler, CPA—Mr. Wheeler has been with Tufco as Vice President and Chief Financial Officer since March 27, 2002. From 1999 to 2001, Mr. Wheeler consulted for several companies as a senior financial consultant. Prior to that, Mr. Wheeler was with Stone Container Corporation for twenty-five years serving as Vice President and Treasurer from 1983 to 1998.

     Madge J. Joplin— Mrs. Joplin assumed the position of Vice President for the Business Imaging segment of Tufco in 1998. She began her career in 1965 with Hamco, Inc. and served in various positions until Hamco was acquired by Tufco in 1995. While with Hamco, Mrs. Joplin’s more recent positions included Comptroller, Vice President of Operations and Chief Operating Officer.

     Michele M. Corrigan — Mrs. Corrigan assumed the position of Vice President, Sales & Marketing for the Contract Manufacturing business segment in 1999. She began her career with Tufco in 1996 as a Marketing Manager in the Sales Department. Prior to joining Tufco, Mrs. Corrigan was in sales and marketing for Bay West Paper from 1989 until 1996.

     Robert J. Simon—Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Wolverine Brass, Parmarco Technologies, Inc., TriMark USA, Inc., Overseas Equity Investors Ltd., Overseas Callander Fund, Ltd., Portuguese Baking Company and Independent Printing Company, Inc. as well as several other privately held companies.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since the Company’s initial public offering of Common Stock on January 28, 1994 at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol “TFCO.” The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

	High	Low	Close

Fiscal 2002:
Quarter ended December 31, 2001	$8.000	$5.900	$6.890
Quarter ended March 31, 2002	$7.990	$5.250	$5.990
Quarter ended June 30, 2002	$6.910	$5.100	$6.750
Quarter ended September 30, 2002	$6.750	$4.110	$4.920
Fiscal 2003:
Quarter ended December 31, 2002	$5.170	$3.900	$4.470
Quarter ended March 31, 2003	$6.990	$4.120	$6.330
Quarter ended June 30, 2003	$8.000	$6.000	$6.500
Quarter ended September 30, 2003	$6.900	$5.150	$6.440

     As of December 18, 2003, there were approximately 103 holders of record of the Common Stock. On December 18, 2003, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $7.00 per share.

     The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2003.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders(1)	453,700	$7.51	300,000

Equity compensation plans not approved by security holders(2)	—	—	—

(1)	Plans represent the 1992 Non-Qualified Stock Option Plan, which expired April 2002, the 2003 Non-Qualified Stock Option Plan and the 1993 Non-Employee Director Stock Option Plan, which expires March 2004

(2)	There are no equity compensation plans not approved by security holders.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data) (1)

	Years Ended September 30,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Net sales	$55,207	$50,434	$60,017	$59,570	$52,893
Cost of sales	47,465	43,981	51,515	49,409	42,238

Gross profit	7,742	6,453	8,502	10,161	10,655
Selling, general, and administrative expenses	4,885	3,962	3,811	3,694	5,878
Amortization of goodwill (2)	—	—	381	381	381
Facility restructuring cost	—	233	—	—	—
Facility closing cost	—	435	—	831	—
Employee severance cost	333	209	10	660	—
Asset write-downs	—	548	—	74	—
(Gain) loss on asset sales (3)	109	(10)	(147)	(327)	(1,048)

Operating income	2,415	1,076	4,447	4,847	5,443
Interest expense	(202)	(461)	(960)	(974)	(1,086)
Interest income and other income (expense)	(49)	24	277	35	36

Income from continuing operations before income taxes	2,164	639	3,764	3,908	4,393
Income tax expense	916	281	1,514	1,762	2,188

Income from continuing operations	1,248	358	2,250	2,146	2,205
Loss from discontinued operations:
Loss from operations of discontinued segment, net of tax	(225)	(1,111)	(825)	(1,619)	773
Loss from sale of discontinued operations, net of tax	(244)	—	—	—	—

Income (loss) before accounting change	779	(753)	1,425	527	2,978
Cumulative effect of accounting change	—	(4,652)	—	—	—

Net income (loss)	$779	$(5,405)	$1,425	$527	$2,978

Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.27	$0.08	$0.49	$0.48	$0.50
Loss from operations of discontinued segment	(0.05)	(0.24)	(0.18)	(0.36)	0.17
Loss from sale of discontinued operations	(0.05)	—	—	—	—

Income before accounting change	0.17	(0.16)	0.31	0.12	0.67
Cumulative effect of accounting change	—	(1.01)	—	—	—

Net income (loss)	$0.17	$(1.17)	$0.31	$0.12	$0.67
Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.27	$0.08	$0.48	$0.46	$0.50
Loss from operations of discontinued segment	(0.05)	$(0.24)	(0.18)	(0.35)	0.17
Loss from sale of discontinued operation	(0.05)	—	—	—	—

Income before accounting change	0.17	(0.16)	0.31	0.11	0.67
Cumulative effect of accounting change	—	(1.01)	—	—	—

Net income (loss)	$0.17	$(1.17)	$0.31	$0.11	$0.67
Weighted average common shares outstanding:
Basic	4,616	4,628	4,614	4,499	4,419
Diluted	4,626	4,631	4,642	4,622	4,475
Other Data:
Depreciation and amortization (4)	$2,812	$2,928	$3,301	$3,125	$2,693
Capital expenditures	$2,373	$1,099	$1,037	$6,705	$3,051
Balance Sheet Data (at September 30):
Working capital	$12,035	$11,303	$6,692	$11,952	$13,934
Total assets	38,026	47,167	58,944	62,133	59,081
Total–current and long–term debt	750	6,157	12,460	13,107	14,530
Stockholders’ equity	33,487	32,808	38,054	36,579	35,246

(Footnotes 1-4 on next page)

1)	Reflects the sale of the Paint Sundries segment on March 31, 2003 effective for financial purposes as of February 28, 2003. See Footnote 14 – Discontinued Operations to the Company’s Consolidated Financial Statements attached as an Appendix to this Report.

2)	Amortization of goodwill was not recorded for fiscal 2003 and 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in which the Company no longer records goodwill amortization expense. Goodwill amortization expense was $0.4 million in fiscal 2001, 2000 and 1999. Had goodwill not been amortized for the years ended September 30, 2001, 2000 and 1999, basic and diluted earnings per share would have been $0.05 higher for each year.

3)	In June 1999, the Company sold its assets related to its Away-From-Home segment products and services, and has ceased selling into this market segment.

4)	Includes depreciation and amortization of goodwill and other assets.

          ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Forward Looking Statements

               Management’s discussion and analysis of financial condition and results of operations, including management’s discussion of the Company’s 2003 fiscal year in comparison to fiscal 2002 contains forward-looking statements regarding current expectations, risks and uncertainties for fiscal 2004 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled “Business” in this Report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the contract manufacturing, specialty printing services, imaging paper products, significant changes in the cost of base paper stock, competition in the Company’s product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

          General

               Tufco performs contract manufacturing and specialty printing services and manufactures and distributes business imaging paper products. The Company’s strategy is to provide services and manufacture and distribute products in niche markets, relying on close customer contact and high levels of quality and service. The Company works closely with its contract manufacturing clients to develop products or perform services which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.

               The Company’s technical proficiencies include folding, packaging, coating, slitting and rewinding, sheeting, multi-color flexographic printing and laminating.

          Results of Operations

               The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2003 (“current year” or “fiscal 2003”), in comparison to the fiscal year ended September 30, 2002 (“prior year” or “fiscal 2002”), as well as the fiscal year ended September 30, 2001 (“fiscal 2001”).

Results of Operations (continued)

     The following table sets forth, for the fiscal years ended September 30 (i) the percentage relationship of certain items from the Company’s statements of operations to net sales and (ii) the year-to-year changes in these items:

	Percentage of Net Sales			Year-to-Year Change

				2003 to	2002 to
	2003	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	10%	-16%
Cost of sales	86.0	87.2	85.8	8	-15

Gross profit	14.0	12.8	14.2	20	-24
Selling, general and administrative expenses	8.8	7.9	6.3	23	4
Amortization of goodwill	0.0	0.0	0.6	—	-100
Facility restructuring cost	0.0	0.5	—	-100	100
Facility closing cost	0.0	0.9	—	-100	100
Employee severance cost	0.6	0.4	—	59	1,950
Asset write-downs	0.0	1.1	—	-100	100
Loss (gain) on asset sales	0.2	0.0	-0.2	-1,244	-93

Operating income	4.4	2.1	7.4	124	-76
Interest expense	-0.4	-1.0	-1.6	-56	-52
Interest income and other income (expense)	-0.1	0.1	0.5	-304	-91

Income from continuing operations before income taxes and accounting change	3.9	1.3	6.3	238	-83
Income tax expense (benefit)	1.7	0.6	2.5	225	-81
Income from Continuing Operations	2.2	0.7	3.8	248	-841

Loss from discontinued operation	0.8	2.2	1.4	-58	35

Income (loss) before accounting change	1.4	-1.5	2.4	-203	-153
Cumulative effect of accounting change	0.0	-9.2	—	-100	100

Net income (loss)	1.4%	-10.7%	2.4%	-114%	-479%

     The components of net sales and gross profit are summarized in the table below:

	2003		2002		2001

		% of		% of		% of
Net Sales	Amount	Total	Amount	Total	Amount	Total

	(Dollars in millions)
Contract manufacturing and printing	$30.0	54%	$27.8	54%	$34.3	57%
Business imaging paper products	25.3	46%	23.2	46%	26.1	43%

Net sales	$55.3	100%	$51.0	100%	$60.4	100%

		Margin		Margin		Margin
Gross Profit	Amount	%	Amount	%	Amount	%

Contract manufacturing and printing	$5.0	17%	$4.7	17%	$7.2	21%
Business imaging paper products	3.0	11%	1.9	8%	1.4	5%

Gross profit	$8.0	14%	$6.6	13%	$8.6	14%

Fiscal Year Ended September 30, 2003 Compared to September 30, 2002

     Net sales for fiscal 2003 increased $4.8 million due primarily to a $2.2 million (7.9%) increase in the Contract Manufacturing segment and a $2.1 million (9.1%) increase in the Business Imaging paper products segment. The increase in Contract Manufacturing related primarily to increases in printing as the new flexographic press started commercial production midway through the year and also increases in contract manufacturing from new contracts brought on line during the year as the wet wipe folding line began commercial production during the third quarter. The Contract Manufacturing segment purchases materials for some of its customers and in other situations has materials supplied by customers. In 2003, purchases of materials increased $1.5 million and this was passed through to customers, generating additional sales revenue.

     The Business Imaging segment sales increase resulted primarily from an increase in point of sale rolls to a major discount retail customer and through its network of distributors. This segment continues to experience strong competition from numerous suppliers creating negative impacts on sales volume in the engineering and data processing products manufactured in this segment. The segment manufactured and sold engineering paper from its Newton facility, following the close of its Dallas operation at the end of fiscal year 2002.

     Gross profit increased $1.3 million (20.0%) and gross margin increased to 14.0% from 12.8% in 2002. The margin in the Contract Manufacturing segment remained at 17% compared to 2002 on a gross profit increase of $0.3 million. The Business Imaging segment increased gross profit by $1.1 million and increased margin to 11% from 8% in 2002. This increase is primarily related to reduced overhead following the closure of the Dallas, Texas manufacturing operations at the end of fiscal 2002 and moving that production to the Newton facility.

     Selling, general and administrative expenses increased $0.9 million in 2003 compared to 2002. This increase was primarily due to increases in legal and other fees, costs relating to the relocation of corporate services and IT from Dallas, Texas to Green Bay, Wisconsin (exclusive of severance costs), increases in the number of sales personnel, sales and administrative bonuses paid in 2003 which were not paid for in 2002 and increased health care costs.

     Amortization of goodwill was not recorded for fiscal 2003 or 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in which the Company no longer records goodwill amortization expense. See Cumulative Effect of Accounting Change below.

     Facility restructuring costs of $0.2 million for fiscal 2002 was recorded following the Company’s decision to exit the contract sheeting market in March 2002. These costs are mostly related to building lease abandonment. There were no facility restructuring costs in 2003.

     Facility closing expense of $0.4 million for fiscal 2002 was recorded as a result of a strategic decision to close the Dallas, Texas manufacturing and distribution facility in September 2002 to control costs in order to remain competitive with the Company’s engineering paper products by moving the decreased production to its Newton, North Carolina facility. Certain assets used to produce Paint Sundries products were moved to the Company’s Manning, South Carolina facility. This expense mostly includes costs to move equipment and inventory, employee severances, building and equipment lease abandonment. There was no facility closing expense for 2003.

     Severance expense of $0.3 million in 2003 relates primarily to severance paid to employees at the Dallas corporate services and IT location. Those services were moved to Green Bay during 2003. Severance expense of $0.2 million for 2002 relates primarily to payments made by the Company to a former executive pursuant to an employee agreement with such former executive.

Fiscal Year Ended September 30, 2003 Compared to September 30, 2002-Continued

     Asset write-downs of $0.5 million in 2002 includes $0.2 million for an adjustment related to misappropriation of inventory by former employees of a supplier in Mexico to which the Paint Sundries segment outsourced production. Property write-downs of $0.3 million are related to the restructuring and eventual closing of the Dallas, Texas facility mentioned and includes adjustments to leasehold improvements and production equipment. There were no asset writedowns for 2003.

     (Gain) loss on asset sales was a loss of $0.1 million in 2003 due to the Company selling various pieces of equipment which were no longer used in the manufacturing process at amounts less than book value.

     Interest expense decreased $0.3 million to $0.2 million in fiscal 2003 due to decreased borrowings. Effective with the sale of the Paint Sundries segment sale, the Company repaid approximately $5.4 million of outstanding debt on which interest was being paid.

     Income taxes increased $0.6 million as a result of increased profits. The effective tax rate was 42% in 2003 compared to 44% in 2002. The decreased rate results from the impact of certain non-deductible expenses, as well as the mix of tax rates from the various jurisdictions in which the Company operates.

     Loss from discontinued operations, net of tax was $0.2 for 2003 and $1.1 million for 2002. During the second quarter of fiscal 2003, the Company sold the Paint Sundries segment. The loss from discontinued operations reflects the short period results for fiscal 2003 and the unfavorable trends identified in fiscal 2002.

     Basic and diluted net earnings per share were $0.17 for 2003 compared to a net loss of $1.17 for 2002.

Fiscal Year Ended September 30, 2002 Compared to September 30, 2001

     Net sales for fiscal 2002 decreased $9.6 million or 16% related to lower sales at the Contract Manufacturing segment (down $6.5 million or 19%) and a decrease of $2.9 million (11%) from the Business Imaging segment. The most significant decline in Contract Manufacturing segment was related to reduced product demand from a major customer for which the Company manufactures and packages a variety of consumer products as well as unit price adjustments to the customer. Contract Manufacturing also declined due to strong competition from numerous suppliers of converting services to produce branded sheeting, copier papers and engineering rolls for OEM customers and who compete primarily on low pricing for a declining market of available sales. In the second quarter of fiscal 2001, this segment received its last significant order from a large manufacturer of wide-format printers and copiers before the customer’s decision to reassess its inventory stocking program and change suppliers. Printing and laminating services offered by the Contract Manufacturing segment were down slightly from the prior year as well. The Company’s Business Imaging segment continued to experience strong competition from numerous suppliers resulting in a negative impact on sales volume in the engineering and data processing products from the segment. The decline in sales for those products in the Business Imaging segment were somewhat offset by an increase in receipt roll sales to the segment’s network of product distributors. Additionally, in March 2002, the Company made a strategic decision to exit the contract sheeting market and reached an agreement to sell its most significant production assets and sublease a portion of its facility. Later in fiscal 2002 the Company closed its Dallas, Texas manufacturing and distribution facility to control costs in order to remain competitive with its engineering paper products.

Fiscal Year Ended September 30, 2002 Compared to September 30, 2001-Continued

     Gross profit declined $2.0 million (24%) and margins declined to 13% in fiscal 2002 from 14% in fiscal 2001. The largest factor contributing to the decline in margin percentages was the pass through of raw material costs in certain Contract Manufacturing agreements which basically contribute additional sales dollars with little or no margin dollar contributions. For this segment, reductions in volume as well as unit price adjustments to a major customer also contributed to the $2.5 million (35%) decline in gross profit. The decline in sales due to strong competition from numerous suppliers of converting services to produce branded sheeting, copier papers and engineering rolls mentioned earlier accounted for part of the decline in gross profit. Business Imaging gross profit increased $0.5 million or 36% due to a change in sales mix related to growth in receipt roll sales to the segment’s network of products distributors discussed previously. Also the segment improved margins by shedding overhead from underutilized production assets and reducing its Dallas, Texas manufacturing facility size when it exited from the contract sheeting market mentioned earlier

     Selling, general and administrative expenses for fiscal 2002 were up $0.2 million or 4%, compared to $3.8 million for 2001, primary due to increased expenses for outside professional services, rising health care costs, increases to the sales force late in fiscal 2001 and employee recruiting costs. Additionally, the Company increased its bad debt reserves following the bankruptcy of a large discount retail store chain.

     Amortization of goodwill was not recorded for fiscal 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in which the Company no longer records goodwill amortization expense which was $0.5 million for fiscal 2001. Had goodwill not been amortized for the year ended September 30, 2001, the net income per share would have been $0.42 per share instead of the $0.31 per share as reported. See Cumulative Effect of Accounting Change below.

     Facility restructuring costs of $0.2 million for fiscal 2002 was recorded following the Company’s decision to exit the contract sheeting market in March 2002, mentioned above. These costs are mostly related to a building lease abandonment.

     Facility closing expense of $0.4 million for fiscal 2002 was recorded as a result of a strategic decision to close the Dallas, Texas manufacturing and distribution facility in September 2002 to control costs in order to remain competitive with the Company’s engineering paper products by moving the decreased production to its Newton, North Carolina facility. Also, certain assets used to produce Paint Sundries products were moved to the Company’s Manning, South Carolina facility. This expense mostly includes costs to move equipment and inventory, employee severances, building and equipment lease abandonment.

     Severance expense was $0.2 million in fiscal 2002, and relates primarily to payments by the Company pursuant to an employment agreement with a former executive.

     Asset write-downs of $0.5 million includes $0.2 million for an adjustment related to misappropriation of inventory by former employees of a supplier in Mexico to which the Paint Sundries segment outsourced production. Property write-downs of $0.3 million are related to the restructuring and closing of the Dallas Texas facility mentioned above and includes adjustments to leasehold improvements and production equipment.

     Gain on asset sales were nominal in fiscal 2002, compared to $0.1 million for 2001. The gain was related to the sale of sheeting equipment from its Dallas, Texas facility mentioned above which was mostly offset by disposals of unutilized equipment at the Company’s Green Bay, Wisconsin facility.

     Interest Expense decreased $0.5 million to $0.5 million in fiscal 2002. The decline resulted from debt elimination of $6.2 million throughout fiscal 2002 and reductions in the interest rate on borrowings.

Fiscal Year Ended September 30, 2002 Compared to September 30, 2001-Continued

     Income taxes decreased $1.2 million as a result of a decline in pre-tax profit as discussed above. The effective tax rate was 44% in 2002 compared to 40% in 2001 as a result of the impact that certain non-deductible expenses, such as meal and entertainment expense, as well as the mix of tax rates from the various jurisdictions in which the Company operates.

     Loss from discontinued operations net of tax was $1.1 million in 2002 compared to $0.8 million in 2001. The decrease in profitability of the Paint Sundries segment is due to reduced gross margins related to a change in sales mix and an increase in bad debt reserves following the bankruptcy of a large discount retail store chain.

     Cumulative effect of accounting change is the result of the Company adopting certain provisions of SFAS No. 142, effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. In connection with the adoption of SFAS No. 142, the Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $ 6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill at certain Business Imaging and Paint Sundry reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques including the expected present value of future cash flows and prices of comparable businesses. For the year ended September 30, 2001, amortization of goodwill related to continuing operations was $227,940, net of tax, or $0.05 per share, and $284,400, net of tax, or $0.06 per share related to discontinued operations.

     Basic and diluted net loss per share was $1.17 for fiscal 2002 compared to basic and diluted net earnings per share of $0.31 in fiscal 2001 as a result of matters discussed above.

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

Fiscal 2003 (Dollars in thousands, except per share amounts)(1)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$12,529	$12,794	$14,272	$15,612
Gross profit	1,489	1,552	2,353	2,348
Operating expenses	1,078	1,249	1,581	1,419
Operating income	411	303	772	929
Income from continuing operations before income taxes	317	227	737	883
Income tax expense	134	91	309	382
Income from continuing operations	183	136	428	501
Loss from discontinued operations	(16)	(391)	(58)	(4)
Net income (loss)	167	(255)	370	497
Income from continuing operations per share:
Basic	0.04	0.03	0.09	0.11
Diluted	0.04	0.03	0.09	0.11
Income (loss) per share:
Basic	0.04	(0.06)	0.08	0.11
Diluted	0.04	(0.06)	0.08	0.11

Selected Quarterly Financial Data-Continued

Fiscal 2002 (Dollars in thousands, except per share amounts)(1)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$11,666	$12,186	$13,689	$12,893
Gross profit	744	1,864	2,748	1,097
Operating expenses	976	1,720	1,023	1,658
Operating income (loss)	(232)	144	1,725	(561)
Income (loss) from continuing operations before income taxes and accounting change	(358)	32	1,619	(654)
Income tax expense (benefit)	(115)	6	737	(347)
Income (loss) from continuing operations	(243)	26	882	(307)
Loss from discontinued operations	(164)	(875)	(104)	(468)
Cumulative effect of accounting change	(4,652)	—	—	—
Net income (loss)	(5,059)	(349)	778	(775)
Income (loss) from continuing operations per share:
Basic	(0.05)	0.01	0.19	(0.07)
Diluted	(0.05)	0.01	0.19	(0.07)
Cumulative effect of accounting change per share:
Basic	(1.01)	—	—	—
Diluted	(1.01)	—	—	—
Income (loss) per share:
Basic	(1.09)	(0.07)	0.17	(0.17)
Diluted	(1.09)	(0.07)	0.17	(0.17)

     In the fourth quarter of fiscal 2003, sales increased $2.7 million or 21% as compared to fourth quarter of fiscal 2002. The Contract Manufacturing segment sales were up $1.5 million or 28% in fourth quarter fiscal 2003 when compared to the same period last year as a result of increased product demand from a major customer for which the Company manufactures and packages a variety of consumer products. Contract Manufacturing also increased due to the start-up of the second printing press and the wet wipes production line in 2003. For fourth quarter fiscal 2003, Business Imaging segment sales were up $1.2 million (21%) in fourth quarter of fiscal 2003 compared to the same quarter of fiscal year 2002 due to increase sales of point of sale rolls by the segment’s network of products distributors and to a major retail discount customer. The fourth quarter of fiscal 2002 included asset write-downs and facility closing costs of $0.5 million and $0.4 million, respectively, related to the closing of the Company’s Dallas, Texas facility in September 2002. For the fourth quarter of 2003, results included $0.2 million for severance costs, primarily relating to the transfer of corporate services and IT services, respectively, from Dallas, Texas. During the second quarter of fiscal 2003, the Company sold the assets and business of its Paint Sundries segment (See Note 1 below) and incurred a loss of $0.2 million (net of tax) from that sale.

(1)	Reflects the sale of the Paint Sundries segment on March 31, 2003 effective for financial purposes as of February 28, 2003. See Footnote 14 – Discontinued Operations to the Company's Consolidated Financial Statements attached as an Appendix to this Report.

Liquidity and Capital Resources

     Cash flow from continuing operations was ($0.5) million for fiscal 2003, a positive $6.8 million in 2002 and $4.6 million in 2001. Accounts Receivable increased $2.4 million in 2003, primarily due to higher sales late in the fourth quarter of 2003 compared to 2002. Accounts Payable decreased $2.2 million in 2003, compared to 2002.

     Cash used in investing activities was $2.2 million in 2003 as the Company completed the purchase and start-up of its wet wipes converting line. Cash used in investing activities for 2002 was $0.6 million as expenditures for production and office equipment were somewhat offset by proceeds from the sale of certain underutilized equipment.

     Cash used in financing activities was $5.5 million in 2003 and $6.1 million in 2002 resulting primarily from repayments of outstanding indebtedness. In 2003, the Company repaid all of its outstanding term loan debt and cancelled that portion of its credit facility. In March 2003, the Company’s Board of Directors approved the purchase by the Company of up to 100,000 of its shares of common stock after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan began in April 2003, and extends over a nine-month period. During 2003, the Company purchased 45,500 shares of its common stock on the open market for an aggregate of $0.3 million.

     The Company’s primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. At September 30, 2003, cash recorded on the balance sheet was $2.9 million.

     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with terms of 18 months to three years. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. During fiscal 2003, the Company was informed by a customer which accounted for more than 33% of consolidated sales during fiscal 2003 that at the end of the contract term (December 31, 2003), the customer had decided to stop ordering certain products from the Company and would manufacture those products at its own facility. Those products accounted for approximately 20% of fiscal 2003 revenues. While the loss of these products could result in a significant reduction in revenues, on December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. The Company believes that the revenue generated from these new contracts, on an annualized basis, should more than offset any revenue decline resulting from the products being removed. However, because the Company’s contract revenue agreements described above do not have minimum purchase requirements, there can be no assurances that the revenues attributable to such contracts will be sufficient to offset the loss associated with the products being removed.

     To satisfy the manufacturing requirements of the new contracts discussed above, the Company is undertaking a capital equipment expansion program aggregating approximately $3.6 million for fiscal 2004. Included in this expansion program is doubling the capacity for wet wipes production, a new flat pack folder, and a rebuild of an existing quarter folder. The Company anticipates such amounts will be funded by cash generated from the sale of the Paint Sundries segment, cash from operations and bank borrowings.

     On March 31, 2003 the Company sold the Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost, Inc. and the Company’s Manning, South Carolina facility. The effective date for the closing of the sale of the Paint Sundries segment for financial purposes was February 28, 2003, with the purchasers being entitled to the revenues attributable to the Paint Sundries segment from and after February 28, 2003, and being obligated to reimburse the Company for the expenses incurred and liabilities satisfied by the Company in connection with the operation of the Paint Sundries segment from and after February 28, 2003. The net proceeds from this sale were used to repay outstanding indebtedness consisting of term and revolving loans in the aggregate of $7.9 million outstanding under the Company’s Amended and Restated Credit Agreement, dated as of August 15, 2002 with JP Morgan Chase Bank (the “Prior Credit Facility”), and for general corporate purposes.

     On March 31, 2003, the Company entered into an amended and restated Credit Facility with JP Morgan Chase Bank (the “Credit Facility”). The Credit Facility supersedes the Prior Credit Facility in its

Liquidity and Capital Resources-Continued

entirety and, among other things, reflects the release of the lenders’ security interest in the assets of the Paint Sundries segment and reduces the available amount of the revolving loan under the Prior Credit Agreement from $10.0 million to $6.0 million. The Credit Facility expires June 2004. Management has received a proposal from JP Morgan Chase to extend the Credit Facility for two and one half years and to increase the available revolving amount from $6.0 million to $9.0 million on substantially similar terms as currently exist. The Company can make no assurances that the Credit Facility will be extended or replaced. At December 18, 2003, the Company had no borrowings outstanding under the Credit Facility, with $6.0 million available under the revolving credit agreement. Management believes its operating cash flow, together with amounts available under its Credit Facility, are adequate to service the Company’s long-term obligations as of September 30, 2003, and any budgeted capital expenditures.

     The Credit Facility is secured by substantially all of the Company’s assets and contains certain restrictive covenants, including, minimum required cash flow, maximum allowable indebtedness and maximum allowable capital expenditures. At September 30, 2003 the Company was in compliance with all of its debt covenants under the Credit Facility.

     On July 30, 1998, the Company entered into an interest rate swap arrangement with Wachovia Bank, NA (formerly First Union) which had the effect of creating a fixed interest rate on the Company’s term debt. This swap was terminated effective with the repayment of the term debt under the Prior Credit Agreement.

     The Company has a $0.75 million standby letter of credit issued under the Credit Facility with its senior lender for amounts payable in connection with certain Village of Ashwaubenon Industrial Development Revenue Bonds. These bonds pay variable rates of interest which were 1.35% and 2.00% at September 30, 2003 and 2002, respectively.

     During fiscal 2003, the Company entered into a lease to own and operate an eight color flexographic printing press. The lease is structured as an operating lease over 7 years with payments totaling approximately $0.5 million annually. The Company has the right to purchase the asset at varying points during the lease.

     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, the Company’s primary lender must approve the payment of any dividends over $4.0 million pursuant to the Credit Facility.

     Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, could periodically impact the Company’s inventory values and net income. In fiscal years 2003 and 2002, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and net income.

Off Balance Sheet Arrangements

     The Company has no Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Contractual Obligation Data

The following table sets forth obligations and commitments to make future payments of debt, operating lease agreements, and future payments under purchase contracts:

	Payments Due By Period

		Less			More
		Than 1	2-3	4-5	Than
	Total	Year	Years	Years	5 Years

Long-Term Debt	750,000	250,000	500,000	—	—
Capital Lease Obligations and Other Long Term Liabilities	—	—	—	—	—
Operating Leases	7,399,450	1,278,725	2,458,568	2,167,941	1,494,216
Unconditional Purchase Obligations (1)	—	—	—	—	—

Total Contractual Cash Obligations	8,149,450	1,528,725	2,958,568	2,167,941	1,494,216

(1)	The Company had no unconditional purchase obligations at September 30, 2003. As of December 18, 2003 the Company had incurred unconditional purchase obligations of approximately $2.3 million for equipment for the capital equipment expansion program announced by the Company on December 4, 2003.

Critical Accounting Policies

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using significant accounting policies, practices and estimates as described below. We believe the reported financial disclosures are reliable and present fairly, in all material respects, the financial position and results of the Company.

     Financial statement preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual amounts could differ from the amounts estimated. Differences from those estimates are recognized in the period they become known.

     Revenue Recognition- The Company recognizes revenue when title and risk of loss transfers to the customer and there is evidence and there is an agreement and collectibility of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from revenue and cost of sales.

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

Critical Accounting Policies-Continued

     Management estimates sales returns and allowances by analyzing historical returns and credits, and applies these trend rates to the most recent 12 months’ sales data to calculate estimated reserves for future credits. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 12 months’ sales, less actual write-offs to date. Management’s estimates include providing for 100 percent of specific customer balances when it is deemed probable that the balance is uncollectible. Actual results could differ from these estimates under different assumptions.

     Inventories- Inventories are carried at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method of inventory evaluation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. A large portion of the Company’s inventory is saleable to multiple customers and a portion of the inventory is manufactured to specifications provided by original equipment manufacturers and is not subject to rapid technological change.

     Management does not believe changes are reasonably likely to have a material impact on the valuation of its inventories.

     Goodwill- Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. In order to calculate goodwill, management applies judgment in determining the reporting units, which represent distinct parts of the business. The annual goodwill impairment analysis involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and long-term assumptions. Any changes in key assumptions about he business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge.

     The annual test for impairment of goodwill was done during the third quarter of fiscal 2003 at the reporting unit level. The fair value of the reporting units was calculated using a combination of an income and market approach with the conclusion that no impairment existed as of October 1, 2002.

     Note 1 to the Consolidated Financial Statements contains additional information on the Company’s accounting policies.

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144, effective October 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations. The sale and discontinued operations of the Paint Sundries segment in the second quarter 2003 have been recorded in accordance with SFAS No. 144.

     In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in interim financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company’s stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with

     Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of the grant.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk- In August 1998, the Company entered into an interest rate swap contract as a cash flow hedge under which the interest rate on its term debt under the then existing Credit Facility was fixed at 5.87%, plus a profit spread for the lender (see Note 6 to the Company’s Financial Statements). Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined that the Company’s risk of liability resulting from a material decline in interest rates over the life of the swap below the fixed level under the swap was not significant. In May 2003, the Company paid $26,000 to cancel the swap as there was no longer any outstanding term debt.

     Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of September 30, 2003.

     Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2003. An assessment of the risks of short-term commodity price fluctuations is set forth in Part I, Item 1 of this Form 10-K under the caption “Raw Materials and Suppliers”.

     Other Relevant Market Risks-The Company does not own any marketable securities, and management is not aware of any other relevant market risks.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s Consolidated Financial Statements are attached as an Appendix to this Report. In addition, Selected Quarterly Financial Data is set forth in Item 7 of this Form 10-K under the caption “Selected Quarterly Financial Data”.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A - CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2003 fiscal year.

     There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as set forth below, the information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to the Company’s annual meeting to be held in 2004 (the “Proxy Statement”), which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Report. In addition, the information called for by Item 10 with respect to Executive Officers is set forth under Part I of this Report.

Compliance with Section 16(a) of the Securities Exchange Act

     The information called for by Item 10 with respect to compliance with Section 16 (a) of the Securities Exchange Act is incorporated by reference from the Proxy Statement.

Code of Ethics

     The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, a copy of which is filed as Exhibit 14.1 to this Form 10-K.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information called for by Item 14 is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

	3.	Exhibits. See Exhibit Index in Item 15(c), below.

(b)		The Company filed a report on Form 8-K on August 14, 2003 reporting financial results for the quarter ended June 30, 2003.

(c)	Exhibit
	Number	Description

	2.1	Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the “Company”), Charles Cobaugh and James Barnes (filed as exhibit 2.1 to the Company’s Form 8-K dated November 13, 1997 filed with the Commission on November 26, 1997 file number 0-21018, incorporated by reference herein).
	2.2	Amended and Restated Asset and Stock Purchase Agreement, dated as of March 31, 2003, by and among Tufco Technologies, Inc., Tufco, L.P., and Trimaco, LLC (13) (Exhibit 2.1)
	3.1	Restated Certificate of Incorporation (1) (Exhibit 3.1)
	3.2	Bylaws (1) (Exhibit 3.2)
	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco. (1) (Exhibit 10.1)
	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (3) (Exhibit 10)
	10.3	Loan Agreement, dated May 1, 1992, between the Village of Ashwaubenon, Wisconsin, and the Company. (1) (Exhibit 10.11)
	10.4	1992 Non-Qualified Stock Option Plan (1) (Exhibit 10.12)
	10.5	Form of Employee Stock Purchase Agreement between the Company and certain key employees of the Company. (1) (Exhibit 10.17)
	10.6	1993 Non-Employee Director Stock Option Plan. (2) (Exhibit 10.19)
	10.7	Amended Employment Agreement with Greg Wilemon, dated September 18, 1995. (4) (Exhibit 10.11)
	10.8	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002. (Exhibit 10.8)

10.9	Employment Agreement with Louis LeCalsey, III dated September 19, 1996. (5) (Exhibit 10.18)
10.10	Credit Agreement among Tufco L.P. as Borrower, the Company as the Parent First Union National Bank as agent and the banks named herein dated August 28, 1998. (6) (Exhibit 10.13)
10.11	ISDA Master Agreement and Schedule to the Master Agreement dated as of July 30, 1998 between First Union National Bank and Tufco, L.P. (6) (Exhibit 10.14)
10.12	First Amendment to Credit Agreement. (6) (Exhibit 10.15)
10.13	Second Amendment to Credit Agreement. (7) (Exhibit 10.16)
10.14	Waiver, Consent and Fourth Amendment. (8) (Exhibit 10.15)
10.15	Fifth Amendment to Credit Agreement. (9) (Exhibit 10.16)
10.16	Sixth Amendment to Credit Agreement. (10) (Exhibit 10.16)
10.17	Amended and Restated Credit Agreement dated August 15, 2002. (12)(Exhibit 10.17)
10.18	First Amendment to the Amended and Restated Credit Agreement.(12)(Exhibit 10.18)
10.19	*2003 Non-Qualified Stock Option Plan
10.20	Second Amended and Restated Credit Agreement dated March 31, 2003 among Tufco L.P., as Borrower, Tufco Technologies, Inc. as the Parent, JP Morgan Chase Bank, as Agent, and the banks named therein(13)(Exhibit 10.19)
14.1	*Code of Ethics
21.1	*Subsidiaries of the Company.
23.1	*Consent of Deloitte & Touche LLP
31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III
31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler
32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III
32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-55828) (the “Registration Statement”) as filed with the Commission on December 16, 1992.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995. (Commission file number 0-21018)

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1995. (Commission file number 0-21018)

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1997. (Commission file number 0-21018)

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 1998. (Commission file number 0-21018)

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (Commission file number 0-21018)

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (Commission file number 0-21018)

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (Commission file number 0-21018)

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (Commission file number 0-21018)

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2000. (Commission file number 0-21018)

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002. (Commission file number 0-21018)

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2003.

Tufco Technologies, Inc.

By:	/s/ Louis LeCalsey, III

Louis LeCalsey, III President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis LeCalsey, III Louis LeCalsey, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2003

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2003

/s/ Michael B. Wheeler Michael B. Wheeler	VP/Chief Financial Officer	December 29, 2003

/s/ Samuel J. Bero Samuel J. Bero	Director	December 29, 2003

/s/ C. Hamilton Davison, Jr. C. Hamilton Davison, Jr.	Director	December 29,2003

/s/ William J. Malooly William J. Malooly	Director	December 29, 2003

/s/ Seymour S. Preston Seymour S. Preston, III	Director	December 29, 2003

TUFCO TECHNOLOGIES, INC.

INDEPENDENT AUDITORS’ REPORT

Directors and Stockholders
Tufco Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiary (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiary at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2001, the Company adopted statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Milwaukee, Wisconsin
December 19, 2003

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,930,416	$251,346
Restricted cash		100,000
Accounts receivable - net	8,293,853	11,193,150
Inventories	3,891,083	6,687,100
Prepaid expenses and other current assets	388,319	569,358
Income taxes receivable		133,242
Deferred income taxes	515,918	832,927

Total current assets	16,019,589	19,767,123
PROPERTY, PLANT AND EQUIPMENT - Net	14,318,907	16,304,848
GOODWILL	7,211,575	10,345,213
OTHER ASSETS - Net	475,688	749,959

TOTAL	$38,025,759	$47,167,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,829,414	$5,279,556
Accrued payroll, vacation and payroll taxes	844,330	935,973
Other current liabilities	531,681	1,326,075
Income taxes payable	529,521
Current portion of long-term debt	250,000	922,726

Total current liabilities	3,984,946	8,464,330

LONG-TERM DEBT-Less current portion	500,000	5,233,882
DEFERRED INCOME TAXES	53,395	660,640
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value - 9,000,000 shares authorized; 4,706,341 shares issued	47,063	47,063
Additional paid-in capital	25,088,631	25,088,631
Retained earnings	9,183,109	8,404,112
Treasury stock - 123,997 and 78,497 common shares at cost, respectively	(831,385)	(534,045)
Stockholder notes receivable		(157,246)
Accumulated other comprehensive loss - net of tax		(40,224)

Total stockholders’ equity	33,487,418	32,808,291

TOTAL	$38,025,759	$47,167,143

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001
NET SALES	$55,206,658	$50,434,029	$60,017,109
COST OF SALES	47,465,108	43,980,787	51,515,070

GROSS PROFIT	7,741,550	6,453,242	8,502,039

OPERATING EXPENSES:
Selling, general and administrative	4,885,178	3,961,851	3,810,946
Amortization of goodwill			381,261
Facility closing costs		434,882
Facility restructuring costs		232,958
Employee severance costs	333,114	209,324	10,218
Asset write-downs		547,562
Loss (gain) on asset sales	108,636	(9,500)	(147,164)

Total	5,326,928	5,377,077	4,055,261

OPERATING INCOME	2,414,622	1,076,165	4,446,778

OTHER INCOME (EXPENSE):
Interest expense	(202,454)	(460,532)	(960,529)
Interest income and other income (expense)	(48,696)	24,179	277,345

Total	(251,150)	(436,353)	(683,184)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,163,472	639,812	3,763,594
INCOME TAX EXPENSE	915,425	281,450	1,513,501

INCOME FROM CONTINUING OPERATIONS	1,248,047	358,362	2,250,093
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment, net of income taxes	(224,644)	(1,111,386)	(824,855)
Loss from sale of discontinued segment, net of income taxes of $163,325	(244,406)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	778,997	(753,024)	1,425,238
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES		(4,651,591)

NET INCOME (LOSS)	778,997	(5,404,615)	1,425,238

OTHER COMPREHENSIVE INCOME (LOSS) -
Net of tax:
Interest rate swap as hedge of future variable interest on debt:
Cumulative effect of implementing SFAS No. 133, net of income taxes of $21,350			39,650
Change in fair value, net of income taxes (benefit) of $25,717, $22,921 and $(69,988)	40,224	35,851	(115,725)

Other comprehensive income (loss)	40,224	35,851	(76,075)

TOTAL COMPREHENSIVE INCOME (LOSS)	$819,221	$(5,368,764)	$1,349,163

EARNINGS (LOSS) PER SHARE:
Basic:
Income from continuing operations	$0.27	$0.08	$0.49
Loss from operations of discontinued segment	(0.05)	(0.24)	(0.18)
Loss from sale of discontinued segment	(0.05)
Cumulative effective of accounting change		(1.01)

Net income (loss)	$0.17	$(1.17)	$0.31
Diluted:
Income from continuing operations	$0.27	$0.08	$0.49
Loss from operations of discontinued segment	(0.05)	(0.24)	(0.18)
Loss from sale of discontinued segment	(0.05)
Cumulative effective of accounting change		(1.01)

Net income (loss)	$0.17	$(1.17)	$0.31
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,616,331	4,627,884	4,613,731

Diluted	4,626,204	4,630,621	4,641,693

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	Common Stock						Accumulated
	Voting		Additional			Stockholder	Other	Total
			Paid-in	Retained	Treasury	Notes	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Receivable	Income (Loss)	Equity
BALANCES - SEPTEMBER 30, 2000	4,675,019	$46,750	$24,879,246	$12,383,489	$(534,045)	$(196,679)	$—	$36,578,761
Exercise of employee stock options	31,322	313	209,385			(109,273)		100,425
Repayment of stockholder notes receivable						25,195		25,195
Unrealized loss on interest rate hedge contract - net of tax							(76,075)	(76,075)
Net income				1,425,238				1,425,238

BALANCES - September 30, 2001	4,706,341	47,063	25,088,631	13,808,727	(534,045)	(280,757)	(76,075)	38,053,544
Repayment of stockholder notes receivable						123,511		123,511
Unrealized gain on interest rate hedge contract - net of tax							35,851	35,851
Net loss				(5,404,615)				(5,404,615)

BALANCES - September 30, 2002	4,706,341	47,063	25,088,631	8,404,112	(534,045)	(157,246)	(40,224)	32,808,291
Repayment of stockholder notes receivable						157,246		157,246
Elimination of interest rate hedge contract - net of tax							40,224	40,224
Purchase of treasury stock - 45,500 shares at cost					(297,340)			(297,340)
Net income				778,997				778,997

BALANCES - September 30, 2003	4,706,341	$47,063	$25,088,631	$9,183,109	$(831,385)	$	$	$33,487,418

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Income from continuing operations	$1,248,047	$358,362	$2,250,093
Noncash items in income from continuing operations:
Depreciation and amortization of property, plant and equipment	2,539,704	2,832,027	2,920,192
Amortization	272,767	95,961	381,261
Deferred income taxes	(290,236)	104,172	(186,258)
Loss (gain) on asset sales, net	108,636	(9,500)	(147,164)
Property and inventory write-downs		547,562
Changes in operating working capital:
Accounts receivable	(2,376,045)	1,680,750	1,724,765
Inventories	(225,134)	593,381	508,755
Prepaid expenses and other assets	97,982	(242,674)	42,988
Accounts payable	(2,180,601)	1,527,474	(3,277,199)
Accrued and other current liabilities	(473,729)	(308,849)	(593,107)
Income taxes payable/receivable	826,087	(548,773)	976,772

Net cash (used in) provided by operating activities from continuing operations	(452,522)	6,629,893	4,601,098

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,372,546)	(1,099,363)	(1,036,758)
Advances to directors and former owners		(18,863)	(16,581)
Collection of advances to directors and former owners	20,060
Proceeds from asset sales, net of transaction costs	74,454	581,716	169,500
Decrease (increase) in restricted cash	100,000	(67,261)	(1,022)

Net cash used in investing activities	(2,178,032)	(603,771)	(884,861)

FINANCING ACTIVITIES:
Repayment of long-term debt	(5,840,667)	(7,745,037)	(771,432)
Borrowings of long-term debt	500,000	1,500,000
Proceeds from issuance of common stock			100,425
Purchase of treasury stock	(297,340)
Net settlement of interest rate swap	(25,716)
Repayment of stockholder notes receivable	157,246	123,511	25,195

Net cash used in financing activities	(5,506,477)	(6,121,526)	(645,812)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS:
Proceeds from sale of discontinued operations net of transaction costs	11,660,603
Net cash used by activities of discontinued operations	(844,502)	(174,703)	(3,479,360)

Net cash provided by (used in) discontinued operations	10,816,101	(174,703)	(3,479,360)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,679,070	(270,107)	(408,935)
CASH AND CASH EQUIVALENTS:
Beginning of year	251,346	521,453	930,388

End of year	$2,930,416	$251,346	$521,453

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements include the accounts of Tufco Technologies, Inc. and its wholly owned subsidiary (the “Company”). Significant intercompany transactions and balances are eliminated in consolidation. The Company markets its own line of business imaging paper products and performs specialty printing, custom converting and packaging.

Financial Statement Preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual amounts could differ from the amounts estimated. Differences from those estimates are recognized in the period they become known.

Cash Equivalents represent liquid investments with maturities at acquisition of three months or less.

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: 20 to 40 years for buildings, 3 to 10 years for machinery and equipment, 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures, and the shorter of the actual useful life or the lease term for leasehold improvements. Management periodically reviews asset carrying values for recoverability based on undiscounted cash flows. When appropriate, the Company provides for any write-downs based on estimated fair value.

Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. Prior to October 1, 2001, the Company amortized goodwill on a straight-line basis over 25 to 40 years. Management has continued to review the carrying values of goodwill for recoverability based on fair market value estimated using estimated future cash flows and prices of comparable companies.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment, and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The goodwill impairment charge in fiscal 2002 discussed below was the result of the change in the accounting method for determining impairment of goodwill.

In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of the beginning of fiscal 2002. The Company completed the transitional goodwill impairment test during the second quarter of fiscal 2002. As a result, an impairment charge of $6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill allocated to the Business Imaging and Paint Sundry reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses. The impairment charge was recorded as the cumulative effect of an accounting change in the fiscal 2002 consolidated statement of operations.

The changes in the carrying amount of goodwill by segment for the years ended September 30, 2003 and 2002 are as follows:

	Contract	Business	Paint
	Manufacturing	Imaging	Sundries	Total
Balance as of September 30, 2001	$4,281,759	$7,925,269	$4,538,185	$16,745,213
Impairment charge		4,995,453	1,404,547	6,400,000

Balance as of September 30, 2002	4,281,759	2,929,816	3,133,638	10,345,213
Sale of discontinued operations			(3,133,638)	(3,133,638)

Balance as of September 30, 2003	$4,281,759	$2,929,816	$	$7,211,575

As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following tables reconcile the reported income from continuing operations, net income and basic and diluted earnings per share to that which would have resulted for the year ended September 30, 2001 if SFAS No. 142 had been adopted effective October 1, 2000:

2001
Income from continuing operations as reported	$2,250,093
Goodwill amortization, net of tax	227,940

Adjusted income from continuing operations	$2,478,033

Basic earnings per share:
As reported	$0.49
Add back goodwill amortization, net of tax	0.05

Adjusted basic earnings per share	$0.54

Diluted earnings per share:
As reported	$0.49
Add back goodwill amortization, net of tax	0.05

Adjusted diluted earnings per share	$0.54

2001
Net income as reported	$1,425,238
Goodwill amortization, net of tax	512,339

Adjusted net income	$1,937,577

Basic earnings per share:
As reported	$0.31
Add back goodwill amortization, net of tax	0.11

Adjusted basic earnings per share	$0.42

Diluted earnings per share:
As reported	$0.31
Add back goodwill amortization, net of tax	0.11

Adjusted diluted earnings per share	$0.42

Financial Instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates or fixed rates approximating current rates available for similar instruments.

Derivatives - At September 30, 2003, the Company does not hold any derivatives. In prior years derivatives consisted of an interest rate swap as a cash flow hedge of variable interest rate debt. This cash flow hedge was stated at its estimated fair value based on market quotes at September 30, 2002 and changes in fair value were reported as a component of other comprehensive income (loss).

Other Assets include loan origination fees, which are amortized on a straight-line basis (approximating the interest method) over the terms of the related long-term debt.

Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

Revenues are recognized as sales when title and risk of loss transfers to the customer and there is evidence of an agreement and collectibility of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from revenue and cost of sales.

Stock-Based Compensation - Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2003	2002	2001
Income from continuing operations as reported	$1,248,047	$358,362	$2,250,093
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72,483)	(232,698)	(212,421)

Pro forma income from continuing operations	$1,175,564	$125,664	$2,037,672

Earnings per share:
Basic – as reported	$0.27	$0.08	$0.49
Basic – pro forma	$0.25	$0.03	$0.44
Diluted – as reported	$0.27	$0.08	$0.49
Diluted – pro forma	$0.25	$0.03	$0.44

Earnings Per Share - Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 9,873; 2,737 and 27,962 shares in fiscal 2003, 2002, and 2001, respectively. During 2003, 2002 and 2001, options to purchase 376,700 shares, 448,400 shares and 294,900 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

Asset write-downs include a $200,000 adjustment related to misappropriation of inventory by former employees of a supplier in Mexico and $300,000 related to property write-downs at the Dallas, Texas facility.

Reclassifications of certain 2002 and 2001 amounts have been made to conform to the 2003 presentation reflecting the disposition of the Paint Sundries segment in fiscal 2003 and presenting results of that segment as discontinued operations.

Recently Issued Accounting Standards - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144, effective October 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations. The sale and discontinued operations of the Paint Sundries segment in the second quarter 2003 have been recorded in accordance with SFAS No. 144.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in interim financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company’s stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of the grant.

2.     ACCOUNTS RECEIVABLE

          Accounts receivable are stated net of allowances for doubtful accounts of $389,321 and $535,013 at September 30, 2003 and 2002, respectively. For the years ended September 30, 2003, 2002 and 2001, the Company recorded bad debt expense (income) of $(76,356), $64,066 and $1,243, respectively, and had write-offs of $69,336, $25,343 and $166,483, respectively. Amounts due from a Fortune 500 customer represent 30% of total accounts receivable at September 30, 2003 and 2002, respectively. Accounts receivable include $101,338 for the cost of equipment to be reimbursed by one of these customers at September 30, 2002.

3.     INVENTORIES

          Inventories at September 30 consist of the following:

	2003	2002
Raw materials	$3,042,120	$4,940,569
Finished goods	848,963	1,746,531

Total inventories	$3,891,083	$6,687,100

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $413,900 and $1,060,121 at September 30, 2003 and 2002, respectively. For the years ended September 30, 2003, 2002 and 2001, the Company recorded obsolescence and shrinkage expense (income) of $(587,551), $301,661 and $(120,743), respectively, and had write-offs of $58,670, $177,010 and $100,253, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30 consist of the following:

	2003	2002
Land and land improvements	$604,756	$631,057
Buildings	9,990,856	11,069,273
Leasehold improvements	693,163	1,399,453
Machinery and equipment	14,009,437	15,847,822
Computer equipment and software	5,460,368	6,167,633
Furniture and fixtures	546,105	788,768
Vehicles	44,206	78,280

	31,348,890	35,982,286
Less accumulated depreciation and amortization	17,565,839	20,089,950

Net depreciated value	13,783,052	15,892,336
Construction in progress	535,855	412,512

Property, plant and equipment - net	$14,318,907	$16,304,848

Gains or losses on asset sales in fiscal 2003, 2002 and 2001 represent disposals occurring in the normal course of business.

5.	OTHER ASSETS

Other assets at September 30 consist of the following:

	2003	2002
Loan origination and other fees	$621,529	$601,252
Less accumulated amortization	551,773	279,006

Subtotal	69,756	322,246
Note receivable bearing interest at 7% to 10%, due in variable monthly installments through 2005	106,902	27,792
Prepaid rent on leased equipment	38,836	46,244
Deposits on equipment to be acquired and other	72,805	146,228
Cash surrender value of life insurance	187,389	207,449

Other assets-net	$475,688	$749,959

6.	LONG-TERM DEBT

Long-term debt at September 30 consists of the following:

		2003	2002
Note payable to bank, collateralized by substantially all assets of the Company bearing a variable interest rate of 3.82% at September 30, 2002 ($2,114,272 fixed at 5.87% plus a profit spread for the bank under an interest rate swap arrangement discussed below), installments are due quarterly at $168,182 with final payment made on March 31, 2003			$3,429,571
Note payable to bank, under a revolving line-of-credit agreement (not to exceed maximum borrowings of $6 million, reduced by outstanding letters of credit — see Note 8) collateralized by substantially all assets of the Company, bearing interest at a combination of 200 basis points over LIBOR or 0.50% above the bank’s reference rate (effective rate of 4.5% at September 30, 2003), payable quarterly, due on June 1, 2004)			1,727,037
Variable rate (1.35% and 2.00% at September 30, 2003 and 2002, respectively) note payable underlying Industrial Development Revenue Bonds, collateralized by substantially all assets of the Company, due in annual installments of $250,000 through 2006, interest payable monthly		$750,000	1,000,000

	Total	750,000	6,156,608
	Less-current portion	250,000	922,726
	Long-term debt - less current portion	$500,000	$5,233,882

Long-term debt - less current portion matures as follows:

2005			$250,000
2006			250,000

Total			$500,000

In 1998, the Company entered into an interest rate swap agreement, as a hedge under which the interest rate on the notional amount of $2,114,272 of term debt was fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. In May, 2003, the Company repaid the associated debt and settled the interest rate swap agreement. The net settlement value of the interest rate swap agreement was recorded within the statement of operations. The fair value of this cash flow hedge was estimated to be a net payable position (unrealized loss) of $65,941 at September 30, 2002. It was recorded as a component of long-term debt as of September 30, 2002. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective October 1, 2000, and recognized the unrealized gain at that date of $39,650, net of income tax effects, as other comprehensive income. The increase (decrease)

in fair value, net of tax of $40,224, $35,851 and ($115,725), was reported as other comprehensive income (loss) during fiscal 2003, 2002, and 2001, respectively.

The revolving line-of-credit agreement contains certain restrictive covenants, including requirements to maintain minimum fixed charge coverage and restrictions on maximum allowable debt, capital purchases, stock purchases, mergers, and payment of dividends. At September 30, 2003, the Company was in compliance with all of its debt covenants under the line-of-credit agreement. The Company has a standby letter of credit for the outstanding balance associated with the Industrial Development Revenue Bonds.

7.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax asset as of September 30 are as follows:

	2003	2002
Current deferred tax asset:
Valuation allowances for accounts receivable and inventories - not currently deductible	$334,532	$606,361
Inventory costs capitalized for tax purposes	5,940	20,391
Vacation and severance accruals - not currently deductible	74,878	81,650
Other accruals - not currently deductible	100,568	124,525

Total current assets	515,918	832,927

Noncurrent deferred tax liability:
Accelerated tax depreciation on property and equipment	(1,164,184)	(2,256,225)
Accelerated tax amortization of goodwill	949,587	529,493
Operating loss carryforwards		946,658
Other	161,202	142,355

	(53,395)	(637,719)
Unrealized loss on interest rate swap arrangement, not currently deductible (the change in this component of deferred taxes is included in other comprehensive loss - see Note 6)		(22,921)

Total noncurrent liability - net	(53,395)	(660,640)

Net deferred tax asset	$462,523	$172,287

The components of income tax expense (benefit) of continuing operations are as follows:

	2003	2002	2001
Current tax expense:
Federal	$968,973	$141,822	$1,359,807
State	236,688	35,456	339,952

Total	1,205,661	177,278	1,699,759

Deferred tax expense (benefit):
Federal	(232,478)	83,338	(149,006)
State	(57,778)	20,834	(37,252)

Total	(290,236)	104,172	(186,258)

Income tax expense	$915,425	$281,450	$1,513,501

Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2003	2002	2001
Federal income taxes computed at statutory rates	$757,215	$223,934	$1,317,258
State income taxes, net of federal tax benefit	116,074	36,859	196,755
Certain goodwill amortization and other nondeductibles	24,050	30,260	162,329
Other	18,086	(9,333)	(162,841)

Income tax expense	$915,425	$281,450	$1,513,501

8.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in April 2008, is classified as an operating lease and requires monthly rental payments of $9,255 which increase every six months through the duration of the lease term. Rental expense for the lease totaled $111,060 annually for fiscal 2003, 2002 and 2001.

The Company had an agreement with a third party to construct and lease under an initial five-year lease agreement a 62,000-square-foot facility in Manning, South Carolina, which the Company occupied in October 1996. The agreement was an operating lease with rental payments of $11,856 per month. The Company had three contiguous options to renew the lease for successive five-year terms beginning at the end of the fifth year. The Company also had the option of purchasing the building for $1,100,000. If the purchase and renewal options were not exercised, the Company may have been required to pay the lessor a residual amount of up to $900,000, depending upon the extent, if any, that the facility’s value diminished during the lease term. On December 5, 2002, the Company exercised its option to purchase the building for $1,100,000. The exercise of this option was funded by additional borrowings under the Company’s existing revolving credit agreement. The building was sold as part of the sale of the Paint Sundries segment.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in March 2004 and March 2008. From March 2002 to September 2002, the Company subleased part of its Dallas, Texas, facility and received $129,239 in fiscal 2002, which was offset against rental expense. The equipment leases expire on varying dates over the next five years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2003 are as follows:

2004	$1,278,725
2005	1,252,877
2006	1,205,691
2007	1,142,931
2008	1,025,010
Thereafter	1,494,216

Total	$7,399,450

Rental expense for all operating leases related to continuing operations totaled $1,143,594, $1,380,792 and $1,674,755 for fiscal 2003, 2002 and 2001, respectively.

Commercial Letters of Credit the Company has no amounts outstanding under commercial import letters of credit as of September 30, 2003 and 2002. Letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $750,000 available at September 30, 2003 and 2002.

Litigation the Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations, or cash flows of the Company.

9.	PROFIT SHARING PLANS

The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of employees’ contributions. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan related to continuing operations totaled $209,132, $122,158 and $156,932 for fiscal 2003, 2002 and 2001, respectively.

10.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock at September 30, 2003 and 2002, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements - The 2003 Non-Qualified Stock Option Plan currently reserves 300,000 shares of common stock for grants to selected employees through April 30, 2013 and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. During fiscal 2003, 2002 and 2001, options to purchase 51,200, 90,500 and 0 shares, respectively, of voting common stock were granted.

The Non-Employee Director Stock Option Plan for non-employee members of the board of directors reserves 200,000 shares of common stock for grants through March 2004 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During each of the fiscal years 2003, 2002 and 2001, options to purchase 15,000 shares of voting common stock were granted.

The following information summarizes the shares subject to options:

				Weighted Average Exercise
	Number of Shares			Price per share

	2003	2002	2001	2003	2002	2001
Options outstanding - beginning of year	454,400	443,400	476,805	$7.87	$8.23	$8.20
Granted	66,200	105,500	15,000	5.27	6.64	7.38
Exercised	—	—	(31,322)			6.78
Terminated	(66,900)	(94,500)	(17,083)	7.82	8.14	8.60

Options outstanding - end of year	453,700	454,400	443,400	7.51	7.87	8.23

Options exercisable - end of year	395,367	328,233	355,067	7.77	7.97	7.94

Reserved for future options at September 30, 2003	300,000

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2003:

	Number of Shares			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
$4.50 - 7.00	184,200	1.1 Years	6.65	163,200	$6.67
7.00 - 10.00	269,500	2.6 Years	8.10	232,167	8.55

4.50 - 10.00	453,700	2.0 Years	7.51	395,367	7.77

In the pro forma calculations as included in Note 1, the weighted average fair value of options granted during 2003, 2002 and 2001 was estimated at $3.30, $3.32 and $4.18 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	3.5%-5.0%	4.3%-5.2%	4.8%
Expected volatility	70.0%	50.0%	50.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option life, standard option (years)	7.0	7.0	7.0

In fiscal 2003 and 2002, the Company received notes from various employees to facilitate the exercise of employee stock options. The notes receivable with recourse included interest at 5% to 8.5% payable annually. The notes were repaid in 2003. The outstanding balance of $157,246 at September 30, 2002, is presented as a reduction of stockholders’ equity.

11.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement will be automatically renewed unless terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $304,114, $289,633 and $275,841 for fiscal 2003, 2002 and 2001, respectively.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	2003	2002	2001
Interest paid	$234,103	$461,226	$1,005,357
Income taxes paid, net of refunds	$250,695	$363,350	$256,161

13.	MAJOR CUSTOMER AND SEGMENT INFORMATION

One significant customer, which is a Fortune 500 company, accounted for the following percentage of total sales:

	2003	2002	2001
Customer - related to the Contract Manufacturing segment	33%	39%	30%

The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepare information for management use by the market segment aligned with the Company’s products and services. Such market segment information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs. Prior to fiscal 2002, goodwill historically had not been assigned to specific segments and, therefore, is included in the Corporate and other column for fiscal 2001. However, the Company allocated goodwill to each of its market segments as of the beginning of fiscal 2002 in connection with the adoption of SFAS No. 142. During fiscal 2003, the Company sold the Paint Sundries segment. The assets associated with the discontinued operations are included in the corporate and other segment for fiscal 2002 and 2001.

	Contract	Business	Corporate
Fiscal 2003	Manufacturing	Imaging	and Other		Consolidated
Net sales	$30,005,732	$25,344,795	$(143,869)		$55,206,658
Gross profit	4,977,156	2,981,962	(217,568)		7,741,550
Operating income (loss)	2,277,014	911,188	(773,579	) (1)	2,414,622
Depreciation and amortization expense	1,077,267	554,733	1,180,471		2,812,471
Capital expenditures	2,269,674	102,872			2,372,546
Assets:
Inventories	$1,975,398	$1,915,685			$3,891,083
Property, plant and equipment - net	10,031,794	3,134,751	$1,152,362		14,318,907
Accounts receivable and other (including goodwill)	4,281,759	2,929,816	12,604,194		19,815,769

Total assets	$16,288,951	$7,980,252	$13,756,556		$38,025,759

	Contract	Business		Corporate
Fiscal 2002	Manufacturing	Imaging		and Other	Consolidated
Net sales	$27,848,224	$23,161,145		$(575,340)	$50,434,029
Gross profit	4,695,116	1,872,380		(114,254)	6,453,242
Operating income (loss)	2,271,070	(1,929,724	) (2)	734,819 (1)	1,076,165
Depreciation and amortization expense	1,093,244	804,144		1,030,600	2,927,988
Capital expenditures	839,848	35,203		224,312	1,099,363
Assets:
Inventories	$1,490,516	$2,175,432		$3,021,152	$6,687,100
Property, plant and equipment - net	8,950,575	3,775,801		3,578,472	16,304,848
Accounts receivable and other (including goodwill)	4,281,759	2,929,816		16,963,620	24,175,195

Total assets	$14,722,850	$8,881,049		$23,563,244	$47,167,143

	Contract	Business	Corporate
Fiscal 2001	Manufacturing	Imaging	and Other	Consolidated
Net sales	$34,313,778	$26,112,163	$(408,831)	$60,017,109
Gross profit	7,182,856	1,387,875	(68,693)	8,502,039
Operating income (loss)	5,019,196	(1,517,270)	944,852	4,446,778
Depreciation and amortization expense	1,092,164	1,016,367	1,192,922	3,301,453
Capital expenditures	316,850	84,411	635,497	1,036,758
Assets:
Inventories	$969,410	$3,374,511	$4,821,505	$9,165,426
Property, plant and equipment - net	9,222,346	5,655,760	4,325,793	19,203,899
Accounts receivable and other (including goodwill)			30,575,141	30,575,141

Total assets	$10,191,756	$9,030,271	$39,722,439	$58,944,466

(1)	Amounts include employee severance costs of $333,114 and $209,324 for fiscal years 2003 and 2002, respectively.

(2)	Amount includes facility closing costs of $434,882, facility restructuring costs of $232,958, and asset write-downs of $547,562.

Pursuant to authorization by the Board of Directors, the Company formalized a plan in March 2003 to relocate the accounting and information technology departments from the Dallas, Texas location to the Green Bay, Wisconsin Corporate office. As a result, the Company provided one-time termination benefits payable August 31, 2003 for employees in the Dallas office. The liability for the termination benefits was recognized ratably over the future service period as required by SFAS No. 146. Severance costs also included costs related to the elimination of several salary positions. The 2002 expense relates primarily to severance pursuant to an employment agreement with a former executive. Severance costs incurred and paid for the fiscal year 2003 were $333,114.

In fiscal 2002, the Company announced plans to close its Dallas, Texas operations and, at September 30, 2002, accrued the estimated property write-downs, building and equipment abandonment, and other related costs. In fiscal 2003, the closure was completed, the estimated liabilities were paid substantially as accrued, and there is no remaining liability as of September 30, 2003.

14.	DISCONTINUED OPERATIONS

On January 27, 2003, the Company’s Board of Directors approved a plan to dispose of the operations of the Paint Sundries segment. The Company sold the assets and business of the Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost Manufacturing Company and the Manning, South Carolina manufacturing facility. Accordingly, the operating results of the Paint Sundries segment have been reported separately from continuing operations and reported as a separate line item in the statement of operations. The Company has also restated its prior years statements of operations to present the earnings of the Paint Sundries segment as a discontinued operation. Interest expense was not allocated to the discontinued segment. The Company recorded a $0.4 million loss ($0.2 million after tax) on the sale of the Paint Sundries segment which includes a $0.1 million gain on the sale of assets offset by $0.5 million of fees and expenses associated with the sale. The Company provided certain accounting and information technology services to Trimaco, LLC from the date of the sale to October 15, 2003 for an agreed upon fee.

Operating results from discontinued operations were as follows:

	2003	2002	2001
Net sales	$9,698,802	$25,222,910	$22,109,635
Loss before income taxes	(379,240)	(1,497,008)	(1,291,681)
Income tax benefit	154,596	385,622	466,826

Loss from discontinued operations	$(224,644)	$(1,111,386)	$(824,855)

The components of disposed assets and liabilities were as follows:

Accounts receivable - net	$4,872,707
Inventory - net	3,122,830
Equipment - net	328,090
Building - net	2,448,916
Goodwill	3,133,638
Other assets	292,500
Accounts payable	(1,848,388)
Other accruals	(281,959)

Total net book value of disposed assets	$12,068,334

******