Form 10-Q
period 2003-12-31
TUFCO TECHNOLOGIES INC
filed 2004-02-13
CIK 895329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934


                For the quarterly period ended December 31, 2003
                                               -----------------

                                       or

        [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
            Securities Exchange Act of 1934

                For the Transition Period from ______ to _______.

                         Commission file number 0-21018


                            TUFCO TECHNOLOGIES, INC.

                Delaware                                39-1723477
    ---------------------------------       ------------------------------------
     (State of other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation of organization)

                     PO Box 23500, Green Bay, WI 54305-3500
                     --------------------------------------
                    (Address of principal executive offices)

                                 (920) 336-0054
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of January 15, 2004
               -----                          ----------------------------------
Common Stock, par value $0.01 per share                   4,582,344

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                              Page
                                                                              Number
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2003 and September 30, 2003                       3

                  Condensed Consolidated Statements of Operations for the
                  three months ended December 31, 2003 and 2002                  4

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended December 31, 2003 and 2002                  5

                  Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             13

Item 4.  Controls and Procedures                                                13

PART II: OTHER INFORMATION                                                      14

SIGNATURES                                                                      15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         December 31,
                                                                             2003        September 30,
                                                                          (Unaudited)       2003*
                                                                         ------------    ------------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .........................................   $  3,490,284    $  2,930,416
   Accounts receivable, net ..........................................      6,197,616       8,293,853
   Inventories .......................................................      5,488,445       3,891,083
   Prepaid expenses and other current assets .........................        585,853         388,319
   Deferred income taxes .............................................        515,918         515,918
                                                                         ------------    ------------

Total current assets .................................................     16,278,116      16,019,589


PROPERTY, PLANT AND EQUIPMENT-Net ....................................     14,551,088      14,318,907
GOODWILL .............................................................      7,211,575       7,211,575
OTHER ASSETS- Net ....................................................        447,574         475,688
                                                                         ------------    ------------

TOTAL ................................................................   $ 38,488,353    $ 38,025,759
                                                                         ============    ============


                                Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
   Accounts payable ..................................................   $  2,460,467    $  1,829,414
   Accrued payroll, vacation and payroll taxes .......................        509,631         844,330
   Other current liabilities .........................................        457,956         531,681
   Income taxes payable ..............................................        517,096         529,521
   Current portion of long-term debt .................................        250,000         250,000
                                                                         ------------    ------------

Total current liabilities ............................................      4,195,150       3,984,946

LONG-TERM DEBT- Less current portion .................................        500,000         500,000
DEFERRED INCOME TAXES ................................................         53,395          53,395

STOCKHOLDERS' EQUITY:
   Common Stock; $ 01 par value; 9,000,000 shares authorized;
       4,706,341 shares issued .......................................         47,063          47,063
   Additional paid-in capital ........................................     25,088,631      25,088,631
   Retained earnings .................................................      9,435,499       9,183,109
   Treasury stock, 123,997 common shares, at cost ....................       (831,385)       (831,385)
                                                                         ------------    ------------

        Total stockholders' equity ...................................     33,739,808      33,487,418
                                                                         ------------    ------------
   TOTAL .............................................................   $ 38,488,353    $ 38,025,759
                                                                         ============    ============



            See Notes to Condensed Consolidated Financial Statements

                  *Condensed from audited financial statements

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           December 31,
                                                       2003            2002
                                                   ------------    ------------
NET SALES ......................................   $ 13,045,610    $ 12,530,037
COST OF SALES ..................................     11,471,671      11,042,085
                                                   ------------    ------------

GROSS PROFIT ...................................      1,573,939       1,487,952

OPERATING EXPENSES:

Selling, general & administrative ..............      1,119,009       1,000,051
Employee severance costs .......................             --          46,284
Loss on asset sales ............................          3,029          31,631
                                                   ------------    ------------

OPERATING INCOME ...............................        451,901         409,986
OTHER INCOME (EXPENSE):
   Interest expense ............................        (14,885)        (98,133)
   Interest income and other income(expense) ...           (378)          4,555
                                                   ------------    ------------

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES .................        436,638         316,408
INCOME TAX EXPENSE .............................        184,248         133,309
                                                   ------------    ------------
INCOME FROM CONTINUING OPERATIONS ..............        252,390         183,099

LOSS FROM DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
  segment, net of income taxes .................             --         (15,944)
                                                   ------------    ------------
NET INCOME .....................................   $    252,390    $    167,155
                                                   ============    ============

BASIC EARNINGS PER SHARE:
Income from Continuing Operations ..............   $       0.05    $       0.04
Loss from Operations of Discontinued
     Segment ...................................   $         --    $       0.00
                                                   ------------    ------------
Net Income .....................................   $       0.05    $       0.04

DILUTED EARNINGS PER SHARE:
Income from Continuing Operations ..............   $       0.05    $       0.04
Loss from Operations of Discontinued
     Segment ...................................   $         --    $       0.00
                                                   ------------    ------------
Net Income .....................................   $       0.05    $       0.04

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
    Basic ......................................      4,582,344       4,627,844
    Diluted ....................................      4,589,852       4,627,844


           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                           2003           2002
                                                                       -----------    -----------
OPERATING ACTIVITIES
   Income from continuing operations ...............................   $   252,390    $   183,099
   Noncash items in net income from continuing operations:

      Depreciation and amortization of property, plant and
        equipment ..................................................       556,786        600,253
      Amortization .................................................         23,369         68,107
      Loss on asset disposals-net ..................................         3,029         31,631
   Changes in operating working capital:
      Accounts receivable ..........................................     2,096,237        374,683
      Inventories ..................................................    (1,597,362)       325,338
      Prepaid expenses and other assets ............................      (192,789)      (208,993)
      Accounts payable .............................................       631,053       (461,893)
      Accrued and other current liabilities ........................      (408,424)      (430,736)
      Income taxes payable/receivable ..............................       (12,425)       121,167
                                                                       -----------    -----------
   Net cash provided by operations activities from
     continuing operations .........................................     1,351,864        602,656

INVESTING ACTIVITIES
      Additions to property, plant and equipment ...................      (810,016)    (2,010,258)
      Proceeds from disposals of property, plant and equipment .....        18,020         31,625
      Advances to directors and former owners ......................            --         (9,764)
                                                                       -----------    -----------
   Net cash used by investing activities
     from continuing operations ....................................      (791,996)    (1,988,397)

FINANCING ACTIVITIES
      Repayment of long-term debt ..................................            --       (193,182)
      Issuance of long-term debt ...................................            --      2,749,475
                                                                       -----------    -----------

   Net cash provided by financing activities from continuing
     operations ....................................................            --      2,556,293

Net cash used by activities of discontinued operations .............            --     (1,159,701)
                                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................       559,868         10,851
CASH AND CASH EQUIVALENTS:
   Beginning of period .............................................     2,930,416        251,346
                                                                       -----------    -----------

   End of period ...................................................   $ 3,490,284    $   262,197
                                                                       ===========    ===========



           See notes to condensed consolidated financial statements.

                    TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

 1.      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company's fiscal 2003 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company's condensed consolidated balance sheet at September 30, 2003 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003.

         RECLASSIFICATIONS

         Certain amounts previously reported have been reclassified to conform to the current presentation.

         EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 7,508 and zero shares for the three months ended December 31, 2003 and 2002, respectively. During the three months ended December 31, 2003 and 2002, options to purchase 364,967 shares and 501,400 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

         STOCK BASED COMPENSATION

         Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, for the three months ended December 31, 2003 and 2002.

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                        2003           2002
                                                                                     -----------    -----------
          Income from continuing operations as reported                              $   252,390    $   183,099
          Deduct: Total stock-based employee compensation expense determined under
          fair value based method of all awards, net of related tax effects              (17,700)       (20,022)
                                                                                     -----------    -----------
          Pro forma income from continuing operations                                $   234,690    $   163,077
                                                                                     ===========    ===========
          Earnings per share:
           Basic - as reported
           Basic - pro forma                                                         $      0.05    $      0.04
                                                                                     $      0.05    $      0.04
           Diluted - as reported
           Diluted - pro forma                                                       $      0.05    $      0.04
                                                                                     $      0.05    $      0.04

2.       INVENTORIES

         Inventories consist of the following:

                                                       December 31,   September 30,
                                                           2003          2003
                                                        ----------    ----------
                  Raw materials ....................    $4,498,337    $3,042,120
                  Finished goods ...................       990,108       848,963
                                                        ----------    ----------

                  Total inventories ................    $5,488,445    $3,891,083
                                                        ==========    ==========

3.       SEVERANCE COSTS

         There were no costs associated with employee severance in the three months ended December 31, 2003. For the three months ended December 31, 2002, severance costs were $46,284 which included costs related to the elimination of several salary positions.

4.       DISCONTINUED OPERATIONS

         On January 27, 2003, the Company's Board of Directors approved a plan to dispose of the operations of the Paint Sundries segment. The Company sold the assets and business of the Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost Manufacturing Company and the Manning, South Carolina manufacturing facility. Accordingly, the operating results of the Paint Sundries segment have been reported separately from continuing operations and reported as a separate line item in the statement of operations. The Company has also restated its prior year statement of operations to present the earnings of the Paint Sundries segment as a discontinued operation. Interest expense was not allocated to the discontinued segment.

         Operating results from discontinued operations were as follows:

                                            Three Months Ended
                                               December 31,
                                                   2002
                                                ----------
         Net sales                              $5,889,089

         Loss before income tax                    (27,553)

         Income tax benefit                         11,609
                                                ----------

         Loss from discontinued segment         $  (15,944)
                                                ==========

5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive Income for the three months ended December 31, 2003 was $252,390 compared to Comprehensive Income of $179,428 for the three months ended December 31, 2002.

         Components of Comprehensive Income are as follows:

                                                            Three Months Ended
                                                               December 31,
                                                             2003         2002
                                                           --------     --------
         Net income (loss)                                 $252,390     $167,155

         Other comprehensive income, net of tax:

         Changes in fair value
         of interest rate
         swap contract                                            0       12,273
                                                           --------     --------

         Comprehensive income (loss)                       $252,390     $179,428
                                                           ========     ========

6.       SEGMENT INFORMATION

         The Company manufactures and distributes business forms, custom paper-based non-woven products, and provides contract manufacturing, specialty printing and related services on these types of products. In the second quarter of fiscal 2003, the Company sold its Paint Sundries segment, and presented the financial information related to this segment as discontinued operations. Prior period amounts have been restated, including the corporate and other information to reflect the sale of this business. The Company separates its current operations and prepares information for management use by the market segments aligned with the Company's products and services. Such market information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

        THREE MONTHS ENDED          CONTRACT       BUSINESS        CORPORATE
        DECEMBER 31, 2003        MANUFACTURING      IMAGING        AND OTHER      CONSOLIDATED
                                 -------------   -------------   -------------    -------------
        Net Sales                $   6,982,195   $   6,063,415   $          --    $  13,045,610

        Gross Profit                 1,103,449         938,873        (468,383)       1,573,939

        Operating Income               105,072         237,076         109,753          451,901

        Depreciation and
          amortization expense         260,577         129,527         190,051          580,155

        Capital expenditures           741,412          68,604              --          810,016

        Assets:
        Inventories                  2,879,589       2,608,856              --        5,488,445
        Property, plant and
          equipment-net             10,491,582       3,073,827         985,679       14,551,088
        Accounts receivable
         and other
         (including goodwill)        7,250,149       6,011,995       5,186,676       18,448,820
                                 -------------   -------------   -------------    -------------

        Total assets             $  20,621,320   $  11,694,678   $   6,172,355    $  38,488,353
                                 =============   =============   =============    =============

        THREE MONTHS ENDED            CONTRACT         BUSINESS        CORPORATE
        DECEMBER 31, 2002           MANUFACTURING      IMAGING         AND OTHER       CONSOLIDATED
                                    -------------   -------------    -------------    -------------
        Net Sales                   $   6,392,965   $   6,223,375    $     (86,303)   $  12,530,037

        Gross Profit                      952,342         885,156         (349,546)       1,487,952

        Employee Severance                     --              --           46,284           46,284

        Operating Income (loss)            91,746         (53,700)         371,940          409,986

        Depreciation and
          amortization expense            273,839         127,992          266,529          668,360

        Capital expenditures            2,022,425          29,854          (42,021)       2,010,258

        Assets:
        Inventories                     1,243,581       2,097,030        2,894,350        6,234,961
        Property, plant and
          equipment-net                 9,769,776       3,494,955        4,635,900       17,900,631
        Accounts receivable
         and other
         (including goodwill)           7,298,503       5,871,247       11,450,376       24,620,126
                                    -------------   -------------    -------------    -------------

        Total assets                $  18,311,860   $  11,463,232    $  18,980,626    $  48,755,718
                                    =============   =============    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION:

         The Company has manufacturing operations in Green Bay, WI and Newton, NC. The Company's corporate headquarters, including corporate support services, are located in Green Bay, WI.

         Tufco performs contract manufacturing and specialty printing services and manufactures and distributes business imaging paper products. The Company's strategy is to provide services and manufacture and distribute products in niche markets, relying on close customer contact and high levels of quality and service. The Company works closely with its contract manufacturing clients to develop products or perform services which meet or exceed the customers' quality standards, and then uses the Company's operating efficiencies and technical expertise to supplement or replace its customers' own production and distribution functions.

         The Company's technical proficiencies include folding, packaging, coating, slitting and rewinding, sheeting, multi-color flexographic printing and laminating.

RESULTS OF OPERATIONS:

CONDENSED OPERATING DATA, PERCENTAGES OF NET SALES AND PERIOD-TO-PERIOD CHANGES IN THESE ITEMS ARE AS FOLLOWS (DOLLARS IN THOUSANDS):

                                       Three Months Ended                 Period-to-Period
                                           December 31,                        Change
                                 ------------------------------    ------------------------------
                                     2003             2002               $                %
                                 -------------    -------------    -------------    -------------
Net Sales                        $      13,046    $      12,530              516                4

Gross Profit                             1,574            1,488               86                6
                                          12.1%            11.9%

Operating Expenses                       1,122            1,078               44                4
                                           8.6%             8.6%

Operating Income                           452              410               42               10
                                           3.5%             3.3%

Interest Expense                            15               98              (83)             -85
                                           0.1%             0.8%

Income from Continuing
Operations Before Income Taxes             437              314              123               39
                                           3.3%             2.5%

Income Tax Expense                         184              133               51               38
                                           1.4%             1.1%

Loss from Discontinued
Operations, Net of Tax                      --              (16)              16             -100
                                            --            -0.1%

Net Income (Loss)                $         252    $         167               85               51
                                           1.9%             1.3%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

         The components of net sales and gross profit are summarized in the table below (dollars in thousands):

                                                           Three Months Ended
                                                              December 31,
                                      ----------------------------------------------------------
                                                     2003                          2002
                                      ---------------------------    ---------------------------
                                                        % of                           % of          Period-to-Period Change
                                         Amount         Total           Amount         Total              $              %
                                      ------------   ------------    ------------   ------------    ------------   ------------
      Net Sales
Contract manufacturing and printing   $      6,982             54%   $      6,393             51%   $        589              9%
Business imaging paper products              6,063             46           6,223             49            -160             -3
                                      ------------   ------------    ------------   ------------    ------------   ------------
Net sales                             $     13,045            100%   $     12,616            100%   $        429              3%
                                      ============   ============    ============   ============    ============   ============

                                                        Margin                         Margin        Period-to-Period Change
                                         Amount           %             Amount          %                $               %
                                      ------------   ------------    ------------   ------------    ------------   ------------
      Gross Profit (loss)
Contract manufacturing and printing   $      1,103             16%   $        952             15%   $        151             16%
Business imaging paper products                939             15             885             14              54              6
                                      ------------   ------------    ------------   ------------    ------------   ------------
Gross profit                          $      2,042             16%   $      1,837             15%   $        205             11%
                                      ============   ============    ============   ============    ============   ============

NET SALES:

Consolidated net sales increased $0.5 million (4%) to $13.0 million in the first quarter of fiscal 2004, when compared to the same period last year. This is due to an increase of $0.6 million or 9% in the Contract Manufacturing segment and a decrease of $0.2 million or 3% in the Business Imaging segment. The increase in the Contract Manufacturing segment was mainly due to increased sales from newly contracted projects. The Company had a major customer choose to take products representing approximately 20% of the Company's fiscal 2003 revenue into their own facilities for manufacture. Subsequently, the Company has signed contracts with new customers which the Company believes will replace those revenues from the projects lost. However, in the first quarter, the Company was in the process of transitioning out of the projects leaving Tufco for the customer's plant. That transition will be completed in the second quarter. The decrease in the Business Imaging segment was due to a decrease in engineering paper sales resulting from reduced demand.

GROSS PROFIT:

Gross profit increased $86,000 (6%) for first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003. The Contract Manufacturing segment increased $0.2 million (16%) due to higher capacity utilization, particularly on the wet converting equipment. This was offset by an increase in indirect salaries and wages primarily due to start-up and training costs associated with the Company's new dry/wet converting lines.

OPERATING EXPENSES:

Operating expenses increased $44,000 for first quarter of fiscal 2004 when compared to the same period of fiscal 2003. This increase for the quarter results from increases in legal and audit costs (150%) primarily resulting from the transfer of corporate services from Dallas to Green Bay and in selling expenses (21%). This was somewhat offset by a decrease in loan fees (66%).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)-NET:

Interest expense decreased $83,000 to $15,000 compared to last year due to decreased borrowings. Effective with the sale of the Paint Sundry segment, the Company repaid approximately $5.4 million of outstanding debt on which interest was being paid.

NET INCOME AND EARNINGS PER SHARE:

The Company reported net income of $0.3 million (per share: $0.05 basic and diluted) for first quarter of fiscal 2004, versus net income of $0.2 million (per share: $0.04 basic and diluted) for the same period one year ago. Income from continuing operations was $0.3 million (per share: $0.05 basic and diluted) for the first quarter of 2004 compared to $0.2 million (per share: $0.04 basic and diluted) for 2003.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generated $1.4 million in cash from continuing operations through the first three months of fiscal 2004, compared to cash flow from continuing operations of $0.6 million for the same period last year. Increases in inventories ($1.6 million) primarily represented materials purchased for new projects. Cash was provided by a reduction of accounts receivable ($2.1 million) as outstanding receivables were collected from a major customer.

Net cash used in investing activities was $0.8 million for the first quarter of fiscal 2004. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. To satisfy the manufacturing requirements of the new contracts, the Company is undertaking a capital equipment expansion program aggregating approximately $3.6 million for fiscal 2004. Included in this expansion program is doubling the capacity for wet wipes production, a new flat pack folder, and a rebuild of an existing quarter folder. The Company anticipates such amounts will be funded by cash from operations and bank borrowings.

There was no net cash provided or used by discontinued operations for the first quarter of 2004. For 2003, discontinued operations used $1.2 million of cash.

As of February 13, 2004, the Company had approximately $6.0 million available under its revolving credit line. According to the terms of its credit facility with its lender, the Company is required to maintain certain financial and operational covenants. As of December 31, 2003, the Company was in compliance with all of its debt covenants under the credit facility.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

STOCK REPURCHASE PLAN:

In March 2003, the Company's Board of Directors approved the purchase by the Company of up to 100,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company's capital. The purchase plan began in April, 2003 and expired in December, 2003. A total of 45,500 shares were purchased under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --CONTINUED

CRITICAL ACCOUNTING POLICIES:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 17-18 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.

FORWARD LOOKING STATEMENTS:

Management's discussion and analysis of financial condition and results of operations, including management's discussion of the Company's 2004 quarterly periods in comparison to fiscal 2003 contains forward-looking statements regarding current expectations, risks and uncertainties for fiscal 2004 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the contract manufacturing, specialty printing services, imaging paper products, significant changes in the cost of base paper stock, competition in the Company's product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the Company's exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 19 in Item 7A, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Management believes that as of December 31, 2003, there has been no material change to this information.

ITEM 4.  CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company's fiscal quarter ended December 31, 2003.

There have been no changes in the Company's internal control over financial reporting during the first fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

          31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

          31.2 Certification pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) of the Securities Exchange Act of 1934.

          32.1 Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K.

         The Company filed Current Report on Form 8-K on December 5, 2003 regarding the Company's fourth fiscal quarter.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TUFCO TECHNOLOGIES, INC.



Date:         February 13, 2004     /s/ Louis LeCalsey, III
                                    -------------------------------------------
                                    Louis LeCalsey, III
                                    President and Chief Executive Officer






Date:         February 13, 2004     /s/ Michael B. Wheeler
                                    -------------------------------------------
                                    Michael B. Wheeler
                                    Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
 31.1          Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the
               Securities Exchange Act of 1934

 31.2 Certification pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) of the Securities Exchange Act of 1934.

 32.1          Certification furnished pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2          Certification furnished Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002