Form 10-Q
period 2004-03-31
TUFCO TECHNOLOGIES INC
filed 2004-05-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission file number 0-21018

TUFCO TECHNOLOGIES, INC.

Delaware	39-1723477

(State of other jurisdiction of incorporation of organization)	(IRS Employer ID No.)

PO BOX 23500 Green Bay, WI 54305

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

Yes	☒	No	☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes	☐	No	☒

     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2004
Common Stock, par value $0.01 per share	4,582,344

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	September 30,
	(Unaudited)	2003*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$248,660	$2,930,416
Restricted cash	750,096	—
Accounts receivable, net	12,011,975	8,293,853
Inventories	7,014,702	3,891,083
Prepaid expenses and other current assets	526,303	388,319
Deferred income taxes	515,918	515,918

Total current assets	21,067,654	16,019,589
PROPERTY, PLANT AND EQUIPMENT-Net	15,489,682	14,318,907
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	410,949	475,688

TOTAL	$44,179,860	$38,025,759

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,748,582	$1,829,414
Accrued payroll, vacation and payroll taxes	904,693	844,330
Other current liabilities	487,488	531,681
Income taxes payable	752,543	529,521
Current portion of long-term debt	2,171,554	250,000

Total current liabilities	10,064,860	3,984,946
LONG-TERM DEBT-Less current portion	—	500,000
DEFERRED INCOME TAXES	53,395	53,395
STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,706,341 shares issued	47,063	47,063
Additional paid-in capital	25,088,631	25,088,631
Retained earnings	9,757,296	9,183,109
Treasury stock, 123,997 common shares, at cost	(831,385)	(831,385)

Total stockholder’s equity	34,061,605	33,487,418

TOTAL	$44,179,860	$38,025,759

See notes to condensed consolidated financial statements.
*Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2004	2003	2004	2003
NET SALES	$20,198,871	$12,793,561	$33,244,481	$25,323,598
COST OF SALES	18,333,277	11,241,804	29,804,948	22,283,889

GROSS PROFIT	1,865,594	1,551,757	3,439,533	3,039,709
OPERATING EXPENSES:
Selling, general & administrative	1,298,241	1,248,554	2,417,250	2,248,605
Employee severance costs	—	—	—	46,284
(Gain) loss on asset sales	(1,681)	(375)	1,348	31,256

OPERATING INCOME	569,034	303,578	1,020,935	713,564
OTHER INCOME (EXPENSE):
Interest expense	(14,022)	(79,155)	(28,907)	(177,288)
Interest income and other income	7,871	3,050	7,494	7,606

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	562,883	227,473	999,522	543,882
INCOME TAX EXPENSE	241,086	91,119	425,335	224,428

INCOME FROM CONTINUING OPERATIONS	321,797	136,354	574,187	319,454
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment, net of income taxes	—	(146,506)	—	(162,451)
Loss from sale of discontinued operations, net of income taxes of $163,325	—	(244,406)	—	(244,406)

NET INCOME (LOSS)	$321,797	$(254,558)	$574,187	$(87,403)
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.07	$0.03	$0.13	$0.07
Loss from operations of discontinued segment	—	$(0.04)	—	$(0.04)
Loss from sale of discontinued operations	—	$(0.05)	—	$(0.05)

Net Income (Loss)	$0.07	$(0.06)	$0.13	$(0.02)
DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.07	$0.03	$0.12	$0.07
Loss from operations of discontinued segment	—	$(0.03)	—	$(0.04)
Loss from sale of discontinued operations	—	$(0.05)	—	$(0.05)

Net Income (Loss)	$0.07	$(0.05)	$0.12	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,582,344	4,627,844	4,582,344	4,627,844
Diluted	4,604,783	4,632,166	4,597,317	4,630,005

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$574,187	$319,454
Noncash items in net income from continuing operations
Depreciation and amortization of property, plant and equipment	1,122,273	1,288,217
Amortization	46,738	221,177
Loss on asset disposals-net	1,348	31,256
Changes in operating working capital:
Accounts receivable	(3,718,122)	269,893
Inventories	(3,123,619)	193,634
Prepaid expenses and other assets	(119,983)	(1,158,847)
Accounts payable	3,919,168	(614,297)
Accrued and other current liabilities	16,170	(192,231)
Income taxes payable/receivable	223,022	113,006

Net cash (used) provided by operating activities from continuing operations	(1,058,818)	471,262
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,314,097)	(1,757,426)
Deposits made on lease of equipment	—	(1,786,000)
Proceeds from disposals of property, plant and equipment	19,701	67,260
Increase in advances to stockholders	—	(11,809)

Net cash used by investing activities from continuing operations	(2,294,396)	(3,487,975)
FINANCING ACTIVITIES
Issuance of short-term debt	1,421,554	—
Increase in restricted cash	(750,096)	—
Repayment of long-term debt	—	(7,965,027)
Issuance of long-term debt	—	2,874,360
Collections on stockholder notes receivable	—	157,247

Net cash provided (used) by financing activities from continuing operations	671,458	(4,933,420)
Net cash provided from discontinued operations:
Proceeds from sale of discontinued operations (net of transaction costs)	—	11,740,052
Net cash used by activities of discontinued operations	—	(868,528)

Net cash provided by discontinued operations	—	10,871,524

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,681,756)	2,921,391
CASH AND CASH EQUIVALENTS:
Beginning of period	2,930,416	251,346

End of period	$248,660	$3,172,737

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended March 31, 2004 and 2003
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and six-month period ended March 31, 2004 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2003 Annual Report on Form 10-K contains a summary of significant accounting policies which includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2003 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current presentation.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 22,439 and 2,627 shares for the three months ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004 and 2003, the common equivalent shares from dilutive stock options outstanding were 14,973 and 1,313 shares, respectively. During the three months ended March 31, 2004 and 2003, options to purchase 223,700 shares and 473,733 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive. For the six months ended March 31, 2004 and 2003, options to purchase 294,333 shares and 487,567 shares, respectively, were excluded from the diluted earnings per share computation.

Stock Based Compensation

Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, for the three months and six months ended March 31, 2004 and 2003.

Notes to condensed consolidated financial statements—(continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Income from continuing operations as reported	$321,797	$136,354	$574,186	$319,454
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(68,628)	(17,700)	(88,650)	(35,400)

Pro forma income from continuing operations	$253,169	$118,654	$485,535	$284,054

Earnings per share:
Basic – as reported	$0.07	$0.03	$0.13	$0.07
Basic – pro forma	$0.06	$0.03	$0.11	$0.06
Diluted – as reported	$0.07	$0.03	$0.12	$0.07
Diluted – pro forma	$0.05	$0.03	$0.11	$0.06

2.	Inventories

Inventories consist of the following:

	March 31,	September 30,
	2004	2003
Raw materials	$5,951,270	$3,042,120
Finished goods	1,063,432	848,963

Total inventories	$7,014,702	$3,891,083

3.	Severance costs

There were no severance costs related to the three months ended March 31, 2004 or 2003. For the six months ended March 31, 2004, the severance cost was $0 compared to $46,284 during the six months ended March 31, 2003. The 2003 costs are related to the elimination of several salary positions.

4.	Discontinued operations

On January 27, 2003, the Company’s Board of Directors approved a plan to dispose of the operations of the Paint Sundries segment. The Company sold the assets and business of the Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost Manufacturing Company and the Manning, South Carolina manufacturing facility. Accordingly, the operating results of the Paint Sundries segment have been reported separately from continuing operations and reported as a separate line item in the statement of operations. Interest expense was not allocated to the discontinued segment.

Notes to condensed consolidated financial statements—(continued)

Operating results from discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2003	2003
Net sales	$3,818,979	$9,708,068
Loss before income tax	(244,409)	(271,963)
Income tax benefit	97,903	109,512

Loss from discontinued segment	$(146,506)	$(162,451)

5.	Comprehensive Income (loss)

Comprehensive Income for the three months ended March 31, 2004 was $321,797 compared to Comprehensive Loss of $(242,797) for the three months ended March 31, 2003.

Comprehensive Income for the six months ended March 31, 2004 was $574,186 compared to Comprehensive Loss $(63,318) for the six months ended March 31, 2003.

Components of Comprehensive Income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$321,797	$(254,558)	$574,186	$(87,403)
Other comprehensive income, net of tax:
Changes in fair value of interest rate swap contract	0	11,811	0	24,085

Comprehensive income (loss)	$321,797	$(242,747)	$574,186	$(63,318)

6.	Segment Information

The Company manufactures and distributes business forms, custom paper-based non-woven products, and provides contract manufacturing, specialty printing and related services on these types of products. In the second quarter of fiscal 2003, the Company sold its Paint Sundries segment, and presented the financial information related to this segment as discontinued operations. Prior period amounts have been restated, including the corporate and other information to reflect the sale of this business. The Company separates its current operations and prepares information for management use by the market segments aligned with the Company’s products and services. Such market information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$14,151,617	$6,047,254	$—	$20,198,871
Gross profit	1,180,098	685,496	—	1,865,594
Operating income (loss)	552,293	303,334	(286,593)	569,034
Depreciation and amortization expense	277,989	129,029	181,838	588,856
Capital expenditures	1,489,726	14,355	—	1,504,081
Assets:
Inventories	4,787,451	2,227,251	—	7,014,702
Property, plant and equipment-net	11,703,318	2,959,153	827,211	15,489,682
Accounts receivable and other (including goodwill)	13,211,453	6,070,322	2,393,701	21,675,476

Total assets	$29,702,222	$11,256,726	$3,220,912	$44,179,860

Three Months Ended	Contract	Business	Corporate
March 31, 2003	Manufacturing	Imaging	and Other	Consolidated
Net sales	$6,824,030	$5,969,531	$—	$12,793,561
Gross profit	825,541	726,216	—	1,551,757
Operating income (loss)	490,018	330,636	(517,076)	303,578
Depreciation and amortization expense	255,744	129,502	455,788	841,034
Capital expenditures	1,459,779	102,951	11,829	1,574,559
Assets:
Inventories	1,251,417	2,118,898	—	3,370,315
Property, plant and equipment-net	10,088,810	3,388,627	1,570,758	15,048,195
Accounts receivable and other (including goodwill)	6,869,217	6,170,167	8,200,048	21,239,432

Total assets	$18,209,444	$11,677,692	$9,770,806	$39,657,942

Notes to condensed consolidated financial statements—(continued)

Six Months Ended	Contract	Business	Corporate
March 31, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$21,133,812	$12,110,669	$—	$33,244,481
Gross profit	2,007,201	1,432,333	—	3,439,533
Operating income (loss)	933,711	732,446	(645,222)	1,020,935
Depreciation and amortization expense	538,566	258,556	371,889	1,169,011
Capital expenditures	2,231,138	82,959	—	2,314,097

Six Months Ended	Contract	Business	Corporate
March 31, 2003	Manufacturing	Imaging	and Other	Consolidated
Net sales	$13,490,789	$11,832,809	$—	$25,323,598
Gross profit	1,603,428	1,436,281	—	3,039,709
Operating income (loss)	891,051	671,512	(848,999)	713,564
Depreciation and amortization expense	529,583	257,494	722,317	1,509,394
Capital expenditures	3,482,204	132,805	(71,583)	3,543,426

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information:

The Company has manufacturing operations in Green Bay, WI and Newton, NC. The Company’s corporate headquarters, including corporate support services, are located in Green Bay, WI.

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

The Company’s technical proficiencies include folding, packaging, coating, slitting and rewinding, sheeting, multi-color wide web flexographic printing and laminating.

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2004	2003	$	%	2004	2003	$	%
Net Sales	$20,199	$12,794	7,405	58	$33,244	$25,324	7,920	31
Gross Profit	1,866	1,552	314	20	3,440	3,040	400	13
	9.2%	12.1%			10.3%	12.0%
Operating Expenses	1,297	1,248	49	4	2,419	2,326	93	4
	6.4%	9.8%			7.3%	9.2%
Operating Income	569	304	265	87	1,021	714	307	43
	2.8%	2.4%			3.1%	2.8%
Interest Expense	14	79	(65)	-82	29	177	(148)	-84
	0.1%	0.6%			0.1%	0.7%
Income from Continuing Operations Before Income Taxes	563	227	336	148	1,000	544	456	84
	2.8%	1.8%			3.0%	2.1%
Income Tax Expense	241	91	150	165	425	224	201	90
	l.2%	0.7%			1.3%	0.9%
Income from Continuing Operations	322	136	186	137	574	319	255	80
	1.6%	1.1%			1.7%	1.3%
Loss from Discontinued Operations, Net of Tax	—	(391)	391	-100	—	(407)	407	-100
	—	-3.1%			—	-1.6%
Net Income (Loss)	$322	$(255)	577	-226	574	(87)	661	-760
	1.6%	-2.0%			1.7%	-0.3%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Continued

     The components of net sales and gross profit are summarized in the table below (dollars in thousands)

	Three Months Ended
	March 31,
	2004		2003		Period-to-Period Change
		% of		% of
	Amount	Total	Amount	Total	$	%
Net sales
Contract manufacturing and printing	$14,152	70%	$6,824	53%	$7,328	107%
Business imaging paper products	6,047	30	5,970	47	77	1

Net sales	$20,199	100%	$12,794	100%	$7,405	58%

	2004		2003		Period-to-Period Change
		Margin		Margin
	Amount	%	Amount	%	$	%
Gross profit (loss)
Contract manufacturing and printing	$1,180	8%	$826	12%	$354	43%
Business imaging paper products	685	11	726	12	(41)	(6)

Gross profit	$1,865	9%	$1,552	12%	$313	20%

	Six Months Ended
	March 31,
	2004		2003		Period-to-Period Change
		% of		% of
	Amount	Total	Amount	Total	$	%
Net sales
Contract manufacturing and printing	$21,134	64%	$13,491	53%	$7,643	57%
Business imaging paper products	12,110	36	11,833	47	277	2

Net sales	$33,244	100%	$25,324	100%	$7,920	31%

	2004		2003		Period-to-Period Change
		Margin		Margin
	Amount	%	Amount	%	$	%
Gross profit (loss)
Contract manufacturing and printing	$2,007	9%	$1,604	12%	$403	25%
Business imaging paper products	1,432	12	1,436	12	(4)	—

Gross profit	$3,439	10%	$3,040	12%	$399	13%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

Net Sales:

Consolidated net sales increased $7.4 million (58%) to $20.2 million in the second quarter of fiscal 2004, when compared to the same period last year. This is due to an increase of $7.3 million or 107% in the Contract Manufacturing segment and an increase of $0.1 million or 1% in the Business Imaging segment.

Two factors contributed to this increase. In Contract Manufacturing, some customers furnish raw materials and others request the Company to purchase raw materials and pass the cost through in the sales price. In the second quarter of 2004, more customers requested that the Company purchase raw materials and, in comparison to the second quarter of 2003, this resulted in an increase of $6.3 million in revenue. The remainder of the increase was a $1.1 million increase in toll revenue in Contract Manufacturing as new projects came on line during the quarter. Tolls are revenues which do not include a pass through of material costs.

For the six months ended March 31, 2004, sales increased $7.9 million of which $7.4 million occurred in the second quarter as described above.

Gross Profit:

Gross profit increased $314,000 (20%) for the second quarter of fiscal 2004 when compared to the second quarter of fiscal 2003. The Contract Manufacturing segment increased $400,000 due to the higher toll revenue. This was offset by an increase in indirect salaries and wages primarily due to start-up and training costs associated with the Company’s new dry/wet converting lines. Gross profit declined $41,000 in Business Imaging primarily due to competitive pricing pressures.

For the six months ended March 31, 2004, gross profit increased $400,000 representing primarily the second quarter increase in contract manufacturing. Business Imaging was relatively flat when comparing the two periods.

Operating Expenses:

Operating expenses increased $49,000 for the second quarter of 2004 compared to the second quarter of 2003 and increased $93,000 for the first six months of fiscal 2004 compared to the year ago period, an increase of 4% for each period. Increases in legal and audit expenses, bad debt expense primarily due to a Business Imaging customer’s bankruptcy, and employee benefits were offset by a reduction in administrative salaries and equipment depreciation.

Interest Expense and Other Income (Expense)-net:

Interest expense decreased $65,000 to $14,000 for the second quarter compared to last year and decreased $148,000 in comparing the six months, due to decreased borrowings. Effective with the sale of the Paint Sundries segment on March 31, 2003, the Company repaid approximately $5.4 million of outstanding debt on which interest was being paid.

Net Income and Income from Continuing Operations:

The Company reported net income of $0.3 million (per share: $0.07 basic and diluted) for the second quarter of fiscal 2004, versus a net loss of $0.3 million [per share: ($0.06) basic and ($0.05) diluted] for the same period one year ago. Income from continuing operations was $0.3 million (per share: $0.07 basic and diluted) for the second quarter of 2004 compared to $0.1 million (per share: $0.03 basic and diluted) for 2003.

For the six months ended March 31, 2004, net income was $0.6 million (per share: $0.13 basic and $0.12 diluted) compared to a net loss of $0.1 million (per share: $0.02 basic and diluted) for the first six months of fiscal 2003. Income from continuing operations was $0.6 million (per share: $0.13 basic and $0.12 diluted) for the first six months of 2004 compared to $0.3 million (per share: $0.07 basic and diluted).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

Liquidity and Capital Resources:

The Company used $1.1 million in cash from continuing operations through the first six months of fiscal 2004, compared to generating cash flow from continuing operations of $0.5 million for the same period last year. Increases in inventories ($3.1 million) primarily represented materials purchased for new projects. As explained in Net Sales above, more customers are requesting the Company to purchase materials rather than supplying them. Cash was reduced by an increase of accounts receivable ($3.7 million) resulting from the increased revenues.

Net cash used in investing activities was $2.3 million for the first six months of fiscal 2004. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. To satisfy the manufacturing requirements of the new contracts, the Company is undertaking a capital equipment expansion program aggregating approximately $3.6 million for fiscal 2004. Through the first six months, $2.3 million of this amount has been expended. Included in this expansion program is doubling the capacity for wet wipes production, a new flat pack folder, and a rebuild of an existing quarter folder. The Company anticipates such amounts will be funded by cash from operations and bank borrowings.

Net cash provided by financing activities was $0.7 million for the first six months of fiscal 2004 as a result of the Company borrowing from its revolving credit line to fund its increased working capital needs. During the quarter, the Company placed funds of $.8 million with the Trustee for redemption of outstanding Industrial Development Bonds scheduled to occur on May 6, 2004.

There was no net cash provided or used by discontinued operations for the six months ended March 31, 2004. For 2003, discontinued operations provided $10.9 million in cash.

As of March 31, 2004, the Company had approximately $4.6 million available under its revolving credit line. According to the terms of its credit facility with its lender, the Company is required to maintain certain financial and operational covenants. As of March 31, 2004, the Company was in compliance with all of its debt covenants under the credit facility.

The Company’s current credit facility expires June 1, 2004. The Company is in the process of replacing this facility with a new unsecured, $10 million facility. It is anticipated this transaction will be completed in May 2004.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

Stock Repurchase Plan:

In March 2003, the Company’s Board of Directors approved the purchase by the Company of up to 100,000 of its share of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan began in April 2003, and expired in December, 2003. A total of 45,500 shares were purchased under the plan.

Critical Accounting Policies:

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 20-21 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.

Off Balance Sheet Arrangements:

The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K)

Forward Looking Statements:

Management’s discussion and analysis of financial condition and results of operations, including management’s discussion of the Company’s 2004 quarterly period in comparison to fiscal 2003, contains forward-looking statements regarding current expectations, risks and uncertainties for fiscal 2004 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the contract manufacturing, specialty printing services, imaging paper products, significant changes in the cost of base paper stock, competition in the Company’s product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 22 in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003. Management believes that as of March 31, 2004, there has been no material change to this information.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2004.

There have been no changes in the Company’s internal control over financial reporting during the second fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following summarizes the Annual Meeting highlights:

(a)	The Annual Meeting of Shareholders of the Company was held on March 9, 2004.

(b)	See the response to Item 4 (c) below.

(c)	At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

Director	For	Withheld
Robert J. Simon	4,491,687	8,869
Samuel J. Bero	4,491,512	9,044
C. Hamilton Davison, Jr.	4,487,897	12,659
Louis LeCalsey, III	4,491,697	8,859
William J. Malooly	4,487,912	12,644
Seymour S. Preston, III	4,486,012	14,544

The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 30, 2004. The results at the voting for the ratification of Deloitte & Touche LLP are as follows:

For	Against	Abstain
4,487,456	12,100	1,000

The shareholders approved the 2004 Non-Employee Director Stock Option Plan. The results at the voting for the approval of the 2004 Non-Employee Director Stock Option Plan are as follows:

For	Against	Abstain	Broker Non-Vote
3,340,160	86,335	765	1,073,296

(d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed Current Report on Form 8-K on February 13, 2004 regarding the Company’s first fiscal quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.

Date: May 14, 2004	/s/ Louis LeCalsey, III Louis LeCalsey, III
President and Chief Executive Officer

Date: May 14, 2004	/s/ Michael B. Wheeler Michael B. Wheeler
Vice President and Chief Financial Officer