Form 10-Q
period 2004-06-30
TUFCO TECHNOLOGIES INC
filed 2004-08-13
CIK 895329

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes [   ]    No [X]

     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2004
Common Stock, par value $0.01 per share	4,582,344

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	September 30,
	(Unaudited)	2003*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$268,500	$2,930,416
Accounts receivable, net	10,104,195	8,293,853
Inventories	9,165,857	3,891,083
Prepaid expenses and other current assets	303,038	388,319
Deferred income taxes	515,918	515,918

Total current assets	20,357,508	16,019,589
PROPERTY, PLANT AND EQUIPMENT-Net	16,196,223	14,318,907
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	388,124	475,688

TOTAL	$44,153,430	$38,025,759

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$4,583,513	$1,829,414
Accrued payroll, vacation and payroll taxes	646,075	844,330
Other current liabilities	764,824	531,681
Income taxes payable	971,099	529,521
Current portion of long-term debt	1,250,000	250,000

Total current liabilities	8,215,511	3,984,946
LONG-TERM DEBT-Less current portion	1,500,000	500,000
DEFERRED INCOME TAXES	53,395	53,395
STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,706,341 shares issued	47,063	47,063
Additional paid-in capital	25,088,631	25,088,631
Retained earnings	10,080,215	9,183,109
Treasury stock, 123,997 common shares, at cost	(831,385)	(831,385)

Total stockholder’s equity	$34,384,524	33,487,418

TOTAL	$44,153,430	$38,025,759

See notes to condensed consolidated financial statements.
*Condensed from audited financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		June 30,
	2004	2003	2004	2003
NET SALES	$20,261,773	$14,271,525	$53,506,254	$39,595,123
COST OF SALES	18,463,210	11,918,246	48,268,158	34,202,135

GROSS PROFIT	1,798,563	2,353,279	5,238,096	5,392,988
OPERATING EXPENSES:
Selling, general & administrative	1,207,482	1,398,079	3,624,732	3,646,684
Employee severance costs	—	163,587	—	209,871
Loss on sale of property, plant and equipment	1,870	19,769	3,218	51,024

OPERATING INCOME	589,211	771,844	1,610,146	1,485,409
OTHER INCOME (EXPENSE):
Interest expense	(28,436)	(10,703)	(57,343)	(187,991)
Interest income and other income (expense)	5,490	(24,751)	12,984	(17,145)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	566,265	736,390	1,565,787	1,280,273
INCOME TAX EXPENSE	243,347	308,787	668,682	533,216

INCOME FROM CONTINUING OPERATIONS	322,918	427,603	897,105	747,057
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment, net of income taxes	—	(57,975)	—	(220,426)
Loss from sale of discontinued operations, net of income taxes of $163,325	—	—	—	(244,406)

NET INCOME	$322,918	$369,628	$897,105	$282,225
BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.07	$0.09	$0.20	$0.16
Loss from operations of discontinued segment	—	(0.01)	—	(0.05)
Loss from sale of discontinued operations	—	—	—	(0.05)

Net Income	$0.07	$0.08	$0.20	$0.06
DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.07	$0.09	$0.19	$0.16
Loss from operations of discontinued segment	—	(0.01)	—	(0.05)
Loss from sale of discontinued operations	—	—	—	(0.05)

Net Income	$0.07	$0.08	$0.19	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,582,344	4,618,677	4,582,344	4,624,788
Diluted	4,618,659	4,642,847	4,604,431	4,634,286

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$897,105	$747,057
Noncash items in net income from continuing operations
Depreciation and amortization of property, plant and equipment	1,725,021	1,894,335
Amortization	69,756	249,398
Loss on sale of property, plant and equipment	3,218	51,024
Changes in operating working capital:
Accounts receivable	(1,810,341)	(368,963)
Inventories	(5,274,774)	(684,508)
Prepaid expenses and other assets	103,089	(529,373)
Accounts payable	2,754,099	(1,244,685)
Accrued and other current liabilities	34,888	(309,376)
Income taxes payable	441,578	136,997

Net cash used by operating activities from continuing operations	(1,056,361)	(58,094)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,625,256)	(2,233,176)
Proceeds from sale of property, plant and equipment	19,701	68,110
Increase in advances to stockholders	—	(13,854)
Decrease in restricted cash	—	100,000

Net cash used by investing activities from continuing operations	(3,605,555)	(2,078,920)
FINANCING ACTIVITIES
Repayment of long-term debt	(750,000)	(8,215,027)
Increase/decrease of long-term debt	2,750,000	2,874,360
Purchase of treasury stock	—	(187,080)
Collections on stockholder notes receivable	—	157,246

Net cash provided (used) by financing activities from continuing operations	2,000,000	(5,370,501)
Net cash provided from discontinued operations:
Proceeds from sale of discontinued operations (net of transaction costs)	—	11,660,603
Net cash used by activities of discontinued operations	—	(840,283)

Net cash provided by discontinued operations	—	10,820,320

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,661,916)	3,312,805
CASH AND CASH EQUIVALENTS:
Beginning of period	2,930,416	251,346

End of period	$268,500	$3,564,151

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended June 30, 2004 and 2003
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and nine-month period ended June 30, 2004 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2003 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2003 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current presentation.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 36,315 and 13,953 shares for the three months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004 and 2003, the common equivalent shares from dilutive stock options outstanding were 22,087 and 5,527 shares, respectively. During the three months ended June 30, 2004 and 2003, options to purchase 137,750 shares and 310,333 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive. For the nine months ended June 30, 2004 and 2003, options to purchase 242,139 shares and 428,489 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

Stock Based Compensation

Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, for the three months and nine months ended June 30, 2004 and 2003.

Notes to condensed consolidated financial statements (unaudited)—(continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations as reported	$322,918	$427,603	$897,105	$747,057
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(20,022)	(8,135)	(108,672)	(62,665)

Pro forma income from continuing operations	$302,896	$419,468	$788,433	$684,392

Earnings per share:
Basic – as reported	$0.07	$0.09	$0.20	$0.16
Basic – pro forma	$0.07	$0.09	$0.17	$0.15

Diluted – as reported	$0.07	$0.09	$0.19	$0.16
Diluted – pro forma	$0.07	$0.09	$0.17	$0.15

2. Inventories

     Inventories consist of the following:

	June 30,	September 30,
	2004	2003
Raw materials	$7,782,765	$3,042,120
Finished goods	1,383,092	848,963

Total inventories	$9,165,857	$3,891,083

3. Severance costs

Severance costs were $0 and $163,587 for the three months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004, the severance costs were $0 compared to $209,871 during the nine months ended June 30, 2003. Pursuant to authorization by the Board of Directors, the Company formalized a plan in March 2003 to relocate the accounting and information technology departments from the Dallas, TX location to the Green Bay, WI corporate office. As a result, the Company provided one-time termination benefits payable August 31, 2003 for employees in the Dallas office. The liability for the termination benefits was recognized ratably over the future service period as required by SFAS No. 146. In compliance with SFAS 146, $163,587 of employee termination benefits payable August 31, 2003 were recorded in the three months ended June 30, 2003 as employment severance costs in the consolidated statements of operations. For the nine months ending June 30, 2003 severance costs also included costs related to the elimination of several salary positions.

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

Notes to condensed consolidated financial statements (unaudited)—(continued)

Operating results from discontinued operations were as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2003	2003
Net sales	$(9,331)	$9,698,737
Loss before income tax	(99,841)	(371,804)
Income tax benefit	41,866	151,378

Loss from discontinued segment	$(57,975)	$(220,426)

5. Comprehensive Income (loss)

Comprehensive Income for the three months ended June 30, 2004 was $322,918 compared to Comprehensive Income of $385,767 for the three months ended June 30, 2003.

Comprehensive Income for the nine months ended June 30, 2004 was $897,105 compared to Comprehensive Income of $322,449 for the nine months ended June 30, 2003.

Components of Comprehensive Income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$322,918	$369,628	$897,105	$282,225
Other comprehensive income, net of tax:
Changes in fair value of interest rate swap contract	0	(411)	0	23,286
Reclassification adjustment to interest rate swap contract	0	16,550	0	16,938

Comprehensive income	$322,918	$385,767	$897,105	$322,449

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

Notes to condensed consolidated financial statements (unaudited)—(continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$14,436,680	$5,825,341	$(248)	$20,261,773
Gross profit	1,223,970	574,840	(248)	1,798,563
Operating income (loss)	491,881	300,927	(203,597)	589,211
Depreciation and amortization expense	324,978	125,794	174,994	625,766
Capital expenditures	1,298,425	12,734	—	1,311,159
Assets:
Inventories	7,038,028	2,127,829	—	9,165,857
Property, plant and equipment-net	12,686,291	2,834,720	675,212	16,196,223
Accounts receivable and other (including goodwill)	11,493,025	5,866,021	1,432,304	18,791,350

Total assets	$31,217,344	$10,828,570	$2,107,516	$44,153,430

Three Months Ended	Contract	Business	Corporate
June 30, 2003	Manufacturing	Imaging	and Other	Consolidated
Net sales	$8,333,294	$5,938,231	$—	$14,271,525
Gross profit	1,604,543	748,736	—	2,353,279
Employee Severance	—	—	163,587	163,587
Operating income (loss)	1,167,977	313,061	(709,194)	771,844
Depreciation and amortization expense	244,236	129,927	260,176	634,339
Capital expenditures	438,084	7,096	30,570	475,750
Assets:
Inventories	1,851,489	2,396,968	—	4,248,457
Property, plant and equipment-net	10,250,102	3,265,798	1,367,137	14,883,037
Accounts receivable and other (including goodwill)	7,573,769	6,031,091	6,100,778	19,705,638

Total assets	$19,675,360	$11,693,857	$7,497,915	$38,837,132

     Notes to condensed consolidated financial statements (unaudited)—(continued)

Nine Months Ended	Contract	Business	Corporate
June 30, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$35,570,492	$17,936,010	$(248)	$53,506,254
Gross profit	3,231,171	2,007,173	(248)	5,238,096
Operating income (loss)	1,425,592	1,033,373	(848,519)	1,610,146
Depreciation and amortization expense	863,544	384,350	546,883	1,794,777
Capital expenditures	3,529,563	95,693	—	3,625,256

Nine Months Ended	Contract	Business	Corporate
June 30, 2003	Manufacturing	Imaging	and Other	Consolidated
Net sales	$21,824,083	$17,771,040	$—	$39,595,123
Gross profit	3,207,971	2,185,017	—	5,392,988
Employee Severance	—	—	209,871	209,871
Operating income (loss)	2,059,028	984,573	(1,558,192)	1,485,409
Depreciation and amortization expense	773,819	387,421	982,493	2,143,733
Capital expenditures	2,134,288	139,901	(41,013)	2,233,176

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information:

The ISO certified Company has manufacturing operations in Green Bay, WI and Newton, NC. The Company’s corporate headquarters, including corporate support services, are located in Green Bay, WI.

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

The Company’s technical proficiencies include liquid blending, folding, packaging, coating, slitting and rewinding, sheeting and multi-color wide web flexographic printing and laminating.

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30,		Period-to-Period Change		June 30,		Period-to-Period Change
	2004	2003	$	%	2004	2003	$	%
Net Sales	$20,262	$14,272	5,990	42	$53,506	$39,595	13,911	35
Gross Profit	1,798	2,353	(555)	(24)	5,238	5,393	(155)	(3)
	8.9%	16.5%			9.8%	13.6%
Operating Expenses	1,209	1,581	(372)	(24)	3,628	3,908	(280)	(7)
	6.0%	11.1%			6.8%	9.9%
Operating Income	589	772	(183)	(24)	1,610	1,485	125	(8)
	2.9%	5.4%			3.0%	3.8%
Interest Expense	28	11	17	155	57	188	(131)	(70)
	0.1%	0.1%			0.1%	0.5%
Income from Continuing Operations Before Income Taxes	566	736	(170)	(23)	1,566	1,280	286	22
	2.8%	5.2%			2.9%	3.2%
Income Tax Expense	243	308	(65)	(21)	669	533	136	26
	1.2%	2.2%			1.3%	1.3%
Income from Continuing Operations	323	428	(105)	(25)	897	747	150	20
	1.6%	3.0%			1.7%	1.9%
Loss from Discontinued Operations, Net of Tax	—	(58)	58	(100)	—	(465)	465	(100)
	—	(0.4%)			—	(1.2%)
Net Income (Loss)	$323	$370	(47)	(13)	897	282	615	218
	1.6%	2.6%			1.7%	0.7%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Continued

The components of net sales and gross profit are summarized in the table below (dollars in thousands)

	Three Months Ended
	June 30,
	2004		2003
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net sales
Contract manufacturing and printing	$14,437	71%	$8,333	58%	$6,104	73%
Business imaging paper products	5,825	29	5,939	42	(114)	(2)

Net sales	$20,262	100%	$14,272	100%	$5,990	42%

	2004		2003
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross profit (loss)
Contract manufacturing and printing	$1,224	8%	$1,604	19%	$(380)	(24%)
Business imaging paper products	575	10	749	13	(174)	(23)

Gross profit	$1,799	9%	$2,353	16%	$(554)	(24%)

	Nine Months Ended
	June 30,
	2004		2003
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net sales
Contract manufacturing and printing	$35,570	66%	$21,824	55%	$13,746	63%
Business imaging paper products	17,936	34	17,771	45	165	1

Net sales	$53,506	100%	$39,595	100%	$13,911	35%

	2004		2003
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross profit (loss)
Contract manufacturing and printing	$3,231	9%	$3,208	15%	$23	1%
Business imaging paper products	2,007	11	2,185	12	(178)	(8)

Gross profit	$5,238	10%	$5,393	14%	$(155)	(3%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

Net Sales:

Consolidated net sales increased $6.0 million (42%) to $20.3 million in the third quarter of fiscal 2004, when compared to the same period last year. This is due to an increase of $6.1 million or 73% in the Contract Manufacturing segment and a decrease of $0.1 million or 2% in the Business Imaging segment.

In Contract Manufacturing, some customers furnish raw materials and others request the Company to purchase raw materials and pass the cost through the sales price. In the third quarter of 2004, more customers requested that the Company purchase raw materials and, in comparison to the third quarter of 2003, this resulted in an increase of $6.4 million in revenue.

For the nine months ended June 30, 2004, sales increased $13.9 million of which $12.8 million represented a pass through of material costs as described above.

Gross Profit:

Gross profit decreased $0.6 million (24%) for the third quarter of fiscal 2004 when compared to the third quarter of fiscal 2003. The Contract Manufacturing segment decreased $0.4 million due to higher costs associated with the start-up of new projects. Gross profit declined $0.2 million in Business Imaging primarily due to competitive pricing pressures.

For the nine months ended June 30, 2004, gross profit decreased $0.2 million. The majority of this decrease fell within the Business Imaging segment with Contract Manufacturing showing a slight increase when comparing the two periods.

The decrease in the gross margin percentage for Contract Manufacturing for both the three months and nine months is attributable to the increased amount of material pass through included in sales.

Operating Expenses:

Operating expenses decreased $0.4 million or 24% for the third quarter of 2004 compared to the third quarter of 2003 and decreased $0.3 million or 7% for the first nine months of fiscal 2004 compared to the prior period. The majority of this decrease relates to employee severance costs of $0.2 million incurred in 2003 as discussed in the Notes to the Condensed Consolidated Financial Statements, $81,000 of Equipment Depreciation, $55,000 in Legal and Audit Fees, and $79,000 of Employee-Related costs.

Interest Expense and Other Income (Expense)-net:

Interest expense increased $17,000 to $28,000 for the third quarter compared to last year as a result of the Company borrowing from its revolving credit line to fund its working capital needs and decreased $0.1 million in comparing the nine months, due to lower average debt outstanding. Effective with the sale of the Paint Sundries segment on March 31, 2003, the Company repaid approximately $5.4 million of outstanding debt on which interest was being paid.

Net Income and Income from Continuing Operations:

The Company reported net income of $0.3 million (per share: $0.07 basic and diluted) for the third quarter of fiscal 2004, versus net income of $0.4 million (per share: $0.08 basic and diluted) for the same period one year ago. Income from continuing operations was $0.3 million (per share: $0.07 basic and diluted) for the third quarter of 2004 compared to $0.4 million (per share: $0.09 basic and diluted) for 2003.

For the nine months ended June 30, 2004, net income was $0.9 million (per share: $0.20 basic and $0.19 diluted) compared to net income of $0.3 million (per share: $0.06 basic and diluted) for the first nine months of fiscal 2003. Income from continuing operations was $0.9 million (per share: $0.20 basic and $0.19 diluted) for the first nine months of 2004 compared to $0.7 million (per share: $0.16 basic and diluted).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

Liquidity and Capital Resources:

The Company used $1.1 million in cash from continuing operations through the first nine months of fiscal 2004, compared to a use of cash from continuing operations of $0.1 million for the same period last year. Increases in inventories ($5.3 million) and increases in accounts payable ($2.8 million) primarily represented materials purchased for new projects. More customers are requesting the Company purchase materials rather than supplying them. Cash was reduced by an increase of accounts receivable ($1.8 million) resulting from the increased revenues.

During the third quarter, the Company announced it had entered into a definitive agreement to sell its thermal bond laminator for $475,000. In connection with such agreement, the Company received a $95,000 non-refundable deposit. The Company expects the sale will be completed in early fiscal 2005. Consistent with accounting principles for revenue recognition, the Company will account for and report a gain of approximately $400,000 (which includes the non-refundable deposit) from this sale when it is completed early in fiscal 2005.

Net cash used in investing activities was $3.6 million for the first nine months of fiscal 2004. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. To satisfy the manufacturing requirements of the new contracts, the Company is undertaking a capital equipment expansion program aggregating approximately $3.6 million for fiscal 2004. Through the first nine months, $3.2 million of this amount has been expended. Included in this expansion program is doubling the capacity for wet wipes production, a new flat pack folder, and a rebuild of an existing quarter folder. The Company anticipates that the costs for such expansion program will be funded by cash from operations and bank borrowings.

Net cash provided by financing activities was $2.0 million for the first nine months of fiscal 2004 as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital needs. On May 6, 2004, the Company redeemed $0.8 million of outstanding Industrial Development Revenue Bonds.

There was no net cash provided or used by discontinued operations for the nine months ended June 30, 2004. For 2003, discontinued operations provided $10.8 million in cash.

The Company’s prior credit facility expired June 1, 2004. The Company replaced this facility with a new unsecured, $10 million facility. This transaction was completed in May 2004 and is effective through May 2007.

As of June 30, 2004, the Company had approximately $7.3 million available under its revolving credit line. According to the terms of its credit facility with its lender, the Company is required to maintain certain financial and operational covenants. As of June 30, 2004, the Company was in compliance with all of its debt covenants under the credit facility.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

Stock Repurchase Plan:

In March 2003, the Company’s Board of Directors approved the purchase by the Company of up to 100,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan began in April 2003, and expired in December, 2003. A total of 45,500 shares were purchased under the plan at an average share price of $6.53 per share.

Critical Accounting Policies:

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 20-21 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 22 in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003. Management believes that as of June 30, 2004, there has been no material change to this information.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

There have been no changes in the Company’s internal control over financial reporting during the third fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)      EXHIBITS.

10.1	CREDIT AGREEMENT

Credit Agreement dated as of May 20, 2004 among TUFCO, L.P., TUFCO TECHNOLOGIES, INC., each of the banks or other lending institutions which is or which may from time to time become a signatory hereto or any successor or assignee thereof and BANK ONE, NA.

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

     (b)     Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on April 30, 2004 discussing the Company’s second fiscal quarter results and a Current Report on Form 8-K on June 30, 2004 announcing the sale of the Company’s thermal bond laminator.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.

Date: August 13, 2004	/s/ Louis LeCalsey, III

Louis LeCalsey, III
President and Chief Executive Officer

Date: August 13, 2004	/s/ Michael B. Wheeler

Michael B. Wheeler
Vice President and Chief Financial Officer