Form 10-K
period 2004-09-30
TUFCO TECHNOLOGIES INC
filed 2004-12-29
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2004
or

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _________ to ________.

Commission file number 0-21018

TUFCO TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1723477

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

PO Box 23500, Green Bay, WI	54305

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 920-336-0054

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

     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2004, was approximately $15,134,208. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on March 31, 2004. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 15, 2004 was 4,582,344.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1 — BUSINESS

General

     Tufco Technologies, Inc. (“Tufco” or the “Company”) provides integrated production services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality and microbiological process management and manufactures and distributes business imaging paper products. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation (“ECC”) and Hamco Industries, Inc. (“Hamco”). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $0.01 per share (“Common Stock”), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company’s public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million in cash and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million net in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Delaware limited partnership, in which Tufco Tech, Inc. was the sole managing general partner and was wholly owned by the Company. On November 13, 1997, the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million in cash and 25,907 shares of Common Stock.

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

     Tufco offers a wide array of contract manufacturing services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, integrated downstream packaging and on-site quality and microbiological process management. Tufco also manufactures a wide range of printed and unprinted business imaging paper products for a variety of business needs.

     The Company was incorporated in the state of Delaware in 1992 to acquire Tufco Industries, Inc. Although the Company was organized in 1992, the business conducted by Tufco Industries, Inc. has been in continuous operation since 1974. The Company has become a leading provider of contract manufacturing and specialty printing services, and supplier of value-added custom paper products. The Company’s principal executive offices are located at 3161 South Ridge Road, Green Bay, WI 54304/PO Box 23500, Green Bay, WI 54305-3500, and its telephone number is (920) 336-0054.

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

Contract Manufacturing

     Tufco has Contract Manufacturing capability at two locations: Green Bay, Wisconsin, and Newton, North Carolina.

     The Company’s products and services at its Green Bay, Wisconsin facility include wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging, on-site quality and microbiological process management. The facility custom converts a wide array of materials, including polyethylene films, nonwovens, paper and tissue. Products include disposable wet and dry wipes for home, personal/baby/medical care use, flexible packaging and disposable table covers. Machinery and equipment at the Green Bay, Wisconsin facility have the capability, developed by the Company’s in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.

     The Company invested in its first wet wipes converting asset in December 2002. In fiscal year 2004 the Company invested an additional $3.6 million in capital to expand the capabilities of its wet wipes equipment. These assets can convert a variety of nonwoven materials and includes a wide variety of folding options, count versatility ranging from ten (10) to sixty (60) wipes per package and integrated downstream flow wrapping and finished packaging design.

     The Company’s Green Bay, Wisconsin facility also offers value-added wide web flexographic toll printing services. The Company offers 8-color, high resolution, wide web flexographic printing and focuses on products such as paper and poly table covers, gift wrap and flexible packaging. In March 2000, the Company made its first capital investment in a state-of-the-art 8-color flexographic printing press capable of printing solvent and water-based inks, a 62” print width at speeds up to 1,500 feet per minute and offering repeat sizes ranging from 15-3/4” to 47-1/4”. A second $3.2 million “sister” 8-color press was leased in April 2003, and brought on line for production in June 2003. The Company uses the customer’s preliminary artwork and outsources all preparatory processes for camera-ready art, layout, and other related services, and then internally mounts the plates. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils.

     Down stream converting equipment also includes folding and packaging of finished printed goods such as poly and paper table covers into finished product. In addition, materials can be printed roll-to-roll at the Company and then sent back to the customer for converting.

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

     The Company also produces and distributes from its Newton facility a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office

Business Imaging (Continued)

equipment. The Company’s products include roll products ranging in length from 150 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films and multi-part forms.

Manufacturing and Operations

     With regard to its Contract Manufacturing operations, the Company either utilizes product specifications provided by its customers or works with its customers to develop specifications which meet customer requirements. Generally, the product begins with base materials such as nonwovens, papers, or polyethylene films. In Contract Manufacturing, some customers furnish raw materials and others request the Company purchase raw materials and pass the cost through the sales price. The Company applies one or more of its contract converting or specialty printing services that it has developed over a period of years through its distinctive technical knowledge to add value to these materials. In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment.

     The Company’s growth has been supported by capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $7.8 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s custom folding, dry and wet wipes converting and packaging capabilities, and presses which have enabled the Company to print on a variety of substrates. The Company believes it has sufficient capacity to meet its growth expectations. The Company also plans to combine microbiological and chemical lab capabilities with the addition of equipment and building modifications.

     In fiscal year 2004 Tufco reached an agreement to sell its thermal laminating equipment to a customer as a result of a strategic decision to exit this business and focus on printing services and the converting of nonwovens.

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

     Tufco has received numerous safety awards at both its Newton, North Carolina and Green Bay, Wisconsin plants. At Newton, the workforce achieved 4 years without a lost time accident from August 2000 through September 2004. In September 2004, the Newton facility experienced a lost time accident. Tufco’s Green Bay plant had seen similar success, working over 1.6 million man-hours before suffering its first lost time injury in over two years. Fiscal 2004 brought a string of three lost time injuries to our Green Bay plant. Even with the increase in lost time injuries, Tufco’s overall OSHA recordable injury rates are well below industry standards. The Tufco-Green Bay plant is ISO 9001:2000 certified and has been recertified four consecutive years with no findings.

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

     Prior to fiscal 1999, customers generally purchased the Company’s goods and services under project-specific purchase orders rather than long-term contracts. Beginning in fiscal 1999, management shifted its strategic focus in Contract Manufacturing away from serving as a temporary manufacturer for the customers’

Sales and Marketing (Continued)

outsourced overflow needs towards longer-term cooperative manufacturing projects, which usually include multi-year contracts.

     The Company’s sales volume by fiscal quarter is subject to a limited amount of seasonal fluctuation. Generally, Tufco’s sales volume and operating income are lowest in the first and second fiscal quarters and are generally higher in the third and fourth fiscal quarters; however, the Company believes that such seasonal fluctuations are diminishing as the Company shifts its emphasis to longer-term manufacturing agreements.

     The Company’s customer base consists of approximately 350 companies, including large consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with terms of 12 months to three years. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. In fiscal 2003, products produced under contracts with a Contract Manufacturing customer that is a Fortune 500 company accounted for more than 33% of consolidated sales. During fiscal 2003, the Company announced that this customer had decided to take certain products from the Company for manufacture at their own facility in 2004, leaving other existing products under contract with the Company. Those products removed accounted for approximately 20% of fiscal 2003 revenues. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and Contract Manufacturing. One of these customers, a large consumer products company, accounted for approximately 41% of total sales in fiscal 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, as included in Item 7 of this Report.

Competition

     In order to continue growth based on an outstanding service reputation, the Company has established and continues to provide customers with innovative, full service solutions. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2000 quality certification, the addition of Six Sigma as a fiscal year 2005 quality initiative, in-house microbiological management, technical expertise and lower overall costs.

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

     The Company operates highly technical manufacturing processes to meet a variety of customer needs. By virtue of being a customized contract manufacturer, the Company continually engineers and proposes

Competition (Continued)

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

     In fiscal 2000, the Company achieved ISO certification for its Green Bay, Wisconsin facility. ISO is the standard issued by the International Organization of Standardization to promote the development of international standards and facilitate the exchange of goods and services worldwide. In fiscal 2001 the Green Bay, Wisconsin facility achieved certification to the updated standard ISO 9001:2000. During fiscal 2004, the Green Bay plant maintained its ISO quality certification through two third party surveillance audits. Several of the Company’s customers also perform periodic audits at the Company’s Green Bay, Wisconsin facility to ensure that adequate quality control practices are in place at all times. Additionally in 2004, the Company began to focus efforts on building its Six Sigma capabilities. Six Sigma is an industry proven initiative for driving improvement in quality, service and cost reduction. The Company maintains three quality control laboratories at its Green Bay plant that are able to support both standard production and customer trials. On-line testing, with Statistical Process Control (SPC) tracking, allows rapid response in measuring the quality effectiveness of its production processes. The Company’s rigid standards and use of SPC have allowed it to qualify for the Good Manufacturing Practices (GMP) designation from several customers.

     The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. In the Contract Manufacturing sector the customer selects which supplier of equipment or raw material the Company is to use. The Company believes that it has excellent relationships with its primary suppliers, and the Company has not experienced difficulties in obtaining raw materials during the last five years. The Company’s raw materials fall into five general groups: various paper stocks, inks for specialty printing, nonwoven materials, polyethylene films and packaging. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Newton, North Carolina facility continues to receive fine paper stock primarily from five major paper companies instead of a greater number of companies.

     The Company’s primary raw materials, base paper and nonwovens materials, are subject to periodic price fluctuations. In the past, the Company has been generally successful in eventually passing most of the price increases on to its customers, but management cannot guarantee that the Company will be able to do this in the future.

Environmental Matters

     The Company is subject to various federal, state, and local environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. The Company believes it is in complete compliance with all environmental regulations and is current on all applicable permitting and reporting requirements with federal, state and local jurisdictions. The Company has continuous air emissions monitoring systems and effluent monitoring procedures regulated by the Environmental Protection Agency/Department of Natural Resources and maintains a strong, active relationship with the controlling agencies and a principle based commitment to stewardship in the community.

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

Employees

     At September 30, 2004, the Company had 348 employees, of whom 267 were employed at its Green Bay, Wisconsin facility and 81 at its Newton, North Carolina facility. The Company has a non-union workforce and believes that its relationship with its employees is good.

Working Capital

     Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Report under the caption “Liquidity and Capital Resources”.

     Financial information for the Contract Manufacturing services and the Business Imaging paper products segment is set forth in Note 13 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to the Report.

ITEM 2 — PROPERTIES

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

ITEM 2 – PROPERTIES (Continued)

     The Company also owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of point of sale rolls, transaction paper products, wide format rolls and in the printing of custom forms and rolls.

     The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently used is sufficient for its current and anticipated short-term needs, but that the expansion of the Company’s business or the offering of new services could require the Company to obtain additional equipment or facilities.

ITEM 3 — LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings in the ordinary course of its business, none of which are anticipated to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Since the Company’s initial public offering of Common Stock on January 28, 1994, at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol “TFCO.” The following table sets forth the range of high and low closing prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

	High	Low	Close
Fiscal 2003:
Quarter ended December 31, 2002	$5.170	$3.900	$4.470
Quarter ended March 31, 2003	$6.990	$4.120	$6.330
Quarter ended June 30, 2003	$8.000	$6.000	$6.500
Quarter ended September 30, 2003	$6.900	$5.150	$6.440
Fiscal 2004:
Quarter ended December 31, 2003	$7.200	$5.500	$7.050
Quarter ended March 31, 2004	$8.250	$6.310	$7.750
Quarter ended June 30, 2004	$8.650	$6.750	$8.200
Quarter ended September 30, 2004	$8.500	$6.900	$7.890

     As of December 15, 2004, there were approximately 102 holders of record of the Common Stock. On December 15, 2004, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $7.00 per share.

     The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

	Years Ended September 30,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net sales	$77,854	$55,207	$50,434	$60,071	$59,570
Cost of sales	70,164	47,465	43,981	51,515	49,409

Gross profit	7,690	7,742	6,453	8,502	10,161
Selling, general and administrative expenses	4,998	4,885	3,962	3,811	3,694
Amortization of goodwill (2)	—	—	—	381	381
Facility restructuring cost	—	—	233	—	—
Facility closing cost	—	—	435	—	831
Employee severance cost	—	333	209	10	660
Asset write-downs	—	—	548	—	74
Loss (gain) on asset sales	3	109	(10)	(147)	(327)

Operating income	2,689	2,415	1,076	4,447	4,847
Interest expense	(48)	(202)	(461)	(960)	(974)
Interest income and other income (expense)	(3)	(49)	24	277	35

Income from continuing operations before income taxes	2,638	2,164	639	3,764	3,908
Income tax expense	1,076	916	281	1,514	1,762

Income from continuing operations	1,562	1,248	358	2,250	2,146
Gain (loss) from discontinued operations
Loss from operations of discontinued segment, net of tax	—	(225)	(1,111)	(825)	(1,619)
Gain (loss) from sale of discontinued operations, net of tax	400	(244)	—	—	—

Income (loss) before accounting change	1,962	779	(753)	1,425	527
Cumulative effect of accounting change	—	—	(4,652)	—	—

Net income (loss)	$1,962	$779	$(5,405)	$1,425	$527

Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.34	$0.27	$0.08	$0.49	$0.48
Loss from operations of discontinued segment	—	(0.05)	(0.24)	(0.18)	(0.36)
Gain (loss) from sale of discontinued operations	0.09	(0.05)	—	—	—

Income before accounting change	$0.43	0.17	(0.16)	0.31	0.12
Cumulative effect of accounting change	—	—	(1.01)	—	—

Net income (loss)	$0.43	$0.17	$(1.17)	$0.31	$0.12
Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.34	$0.27	$0.08	$0.48	$0.46
Loss from operations of discontinued segment	—	(0.05)	(0.24)	(0.18)	(0.35)
Gain (loss) from sale of discontinued operations	0.09	(0.05)	—	—	—

Income before accounting change	$0.43	0.17	(0.16)	0.31	0.11
Cumulative effect of accounting change	—	—	(1.01)	—	—

Net income (loss)	$0.43	$0.17	$(1.17)	$0.31	$0.11
Weighted average common shares outstanding:
Basic	4,582	4,616	4,628	4,614	4,499
Diluted	4,608	4,626	4,631	4,642	4,622
Other Data:
Depreciation and amortization (3)	2,401	$2,812	$2,928	$3,301	$3,125
Capital expenditures	4,374	$2,373	$1,099	$1,037	$6,705
Balance Sheet Data (at September 30):
Working capital	14,422	$12,035	$11,303	$6,692	$11,952
Total assets	46,983	38,026	47,167	58,944	62,133
Total — current and long-term debt	2,500	750	6,157	12,460	13,107
Stockholders’ equity	35,449	33,487	32,808	38,054	36,579

(Footnotes 1-3 on next page)

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (Continued)

(1)	Financial data for fiscal 2000 through 2004 reflects the sale of the Paint Sundries segment on March 31, 2003, effective for financial purposes as of February 28, 2003. See Footnote 14 – Discontinued Operations to the Company’s Consolidated Financial Statements attached as an Appendix to this Report.

(2)	Amortization of goodwill was not recorded for fiscal 2004, 2003, and 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in which the Company no longer records goodwill amortization expense. Goodwill amortization expense was $0.4 million in fiscal 2001 and 2000. Had goodwill not been amortized for the years ended September 30, 2001, and 2000, basic and diluted earnings per share would have been $0.05 higher for each year.

(3)	Includes depreciation and amortization of goodwill and other assets.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Management’s discussion and analysis of financial condition and results of operations, including management’s discussion of the Company’s 2004 fiscal year in comparison to fiscal 2003 contains forward-looking statements regarding current expectations, risks and uncertainties for fiscal 2005 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in the section entitled “Business” in this Report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the Contract Manufacturing, specialty printing services, imaging paper products, significant changes in the cost of base paper stock, competition in the Company’s product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

General

     Tufco is a leader in providing diversified contract wet and dry wipes converting and printing, as well as specialty printing services and business imaging products. The Company’s business strategy is to continue to place our wipes converting at the leading edge of existing and emerging wipes growth opportunities. The Company works closely with its Contract Manufacturing clients to develop products or perform services, which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.

     The Company’s technical proficiencies include wide web flexographic printing, wet and dry wipe converting, hot melt adhesive lamination, folding and integrated downstream packaging.

Results of Operations

     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2004 (“current year” or “fiscal 2004”), in comparison to the fiscal year ended September 30, 2003 (“prior year” or “fiscal 2003”), as well as the fiscal year ended September 30, 2002 (“fiscal 2002”).

Results of Operations (continued)

     The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of operations to net sales, and (ii) the year-to-year changes in these items:

	Percentage of Net Sales			Year-to-Year Change
	2004	2003	2002	2004 to 2003	2003 to 2002
Net sales	100.0%	100.0%	100.0%	41%	10%
Cost of sales	90.1	86.0	87.2	48	8

Gross profit	9.9	14.0	12.8	-1	20
Selling, general and administrative expenses	6.4	8.8	7.9	2	23
Facility restructuring cost	0.0	0.0	0.5	—	-100
Facility closing cost	0.0	0.0	0.9	—	-100
Employee severance cost	0.0	0.6	0.4	-100	59
Asset write-downs	0.0	0.0	1.1	—	-100
Loss (gain) on asset sales	0.0	0.2	0.0	-97	-1,244

Operating income	3.5	4.4	2.1	11	124
Interest expense	-0.1	-0.4	-1.0	-76	-56
Interest income and other income (expense)	0.0	-0.1	0.1	-94	-304

Income from continuing operations before income taxes and accounting change	3.4	3.9	1.3	22	238
Income tax expense (benefit)	1.4	1.7	0.6	17	225

Income from continuing operations	2.0	2.2	0.7	25	248

Gain (loss) from discontinued operations	0.5	0.8	2.2	-185	-58

Income (loss) before accounting change	2.5	1.4	-1.5	152	-203
Cumulative effective of accounting change	0.0	0.0	-9.2	—	-100

Net income (loss)	2.5%	1.4%	-10.7%	152%	-114%

The components of net sales and gross profit are summarized in the table below:

	2004		2003		2002
		% of		% of		% of
Net Sales	Amount	Total	Amount	Total	Amount	Total
	(Dollars in millions)
Contract manufacturing and printing	$53.7	69%	$30.0	54%	$27.8	54%
Business imaging paper products	24.2	31%	25.3	46%	23.2	46%

Net sales	$77.9	100%	$55.3	100%	$51.0	100%

		Margin		Margin		Margin
Gross Profit	Amount	%	Amount	%	Amount	%
Contract manufacturing and printing	$5.1	9%	$5.0	17%	$4.7	17%
Business imaging paper products	2.6	11%	3.0	11%	1.9	8%

Gross profit	$7.7	10%	$8.0	14%	$6.6	13%

Fiscal Year Ended September 30, 2004 Compared to September 30, 2003

     Net Sales for fiscal 2004 increased $22.6 million due primarily to a $23.7 million (79%) increase in the Contract Manufacturing segment offset by a $1.1 million (4.3%) decrease in the Business Imaging paper products segment. The increase in Contract Manufacturing related primarily to the start-up of new contracts in the wet and dry converting markets. Several new production lines were brought on line during the year as well as the wet wipe folding line, which was utilized in production for the entire year. The Contract Manufacturing segment purchases materials for some of its customers and in other situations has materials supplied by customers. In 2004, purchases of materials increased $20.8 million, which increase was passed through to customers, generating additional sales revenue.

     The Business Imaging segment sales decrease resulted from the loss of several large retail customers and declining sales to several of its Hamco brand distributorships. Sales of wide format and data processing products also declined during the year. This segment continues to experience strong competition from numerous suppliers in point of sale and wide format goods creating negative impacts on sales volume.

     Gross profit decreased $0.1 million (0.7%) and gross profit percentage decreased to 9.9% from 14.0% in 2003. The margin in the Contract Manufacturing segment decreased to 9% in 2004 compared to 17% in 2003 on a gross profit increase of $0.1 million. The Contract Manufacturing segment purchases materials for some of its customers and in other situations has materials supplied by customers. In 2004, purchases of materials increased $20.8 million, which increase was passed through to customers, generating additional sales revenue. These additional material purchases were the major factor in the margin percentage decline of 8%. The gross profit increase in Contract Manufacturing was primarily due to the increase in net sales offset by higher costs associated with the start-up of new projects. The Business Imaging segment experienced a decrease of $0.4 million in gross profit and a slight decrease in margin to 10.7% from 11% in 2003. This decrease is primarily related to increased raw material costs and increasing price competition from numerous suppliers in the segment’s major product lines.

     Selling, general and administrative expenses increased $0.1 million in 2004 from 2003. Reductions in salaries and benefits of $378,000, resulting primarily from the move of Corporate Services from Dallas, TX to Green Bay, WI, and depreciation of $327,000 were offset by increases in legal and audit fees of $159,000, bad debt expense of $294,000 and selling expenses of $212,000.

     Amortization of goodwill was not recorded for fiscal 2004, 2003 or 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in which the Company no longer records goodwill amortization expense.

     Severance expense of $0.3 million in 2003 relates primarily to severance paid to employees at the Dallas corporate services and IT location. Those services were moved to Green Bay during 2003. There was no severance expense for 2004.

     Loss (gain) on asset sales was not material in 2004 and was a loss of $0.1 million in 2003 due to the Company selling various pieces of equipment which were no longer used in the manufacturing process at amounts less than book value. In 2004, the Company reached an agreement to sell its LA-2 thermal laminating asset, with an expected gain of $0.4 million. The sale was completed in November.

     Interest expense decreased $0.2 million in fiscal 2004 as a result of lower average debt outstanding. Effective with the sale of the Paint Sundries segment, during the second quarter of fiscal 2003, the Company repaid approximately $5.4 million of outstanding debt on which interest was being paid.

     Income taxes increased $0.2 million as a result of increased profits. The effective tax rate was 41% in 2004 compared to 42% in 2003. The decreased rate results from the mix of tax rates from the various state jurisdictions in which the Company operates.

Fiscal Year Ended September 30, 2004 Compared to September 30, 2003 (Continued)

     Loss from operations of discontinued segment net of tax was zero for 2004 and $0.2 million for 2003. During the second quarter of fiscal 2003, the Company sold the Paint Sundries segment. The loss from discontinued operations reflects the short period results for fiscal 2003.

     Gain (loss) from sale of discontinued operations net of tax was a gain of $0.4 million in 2004 and a loss of $0.2 million in 2003. In the fourth quarter of 2004, the Company changed its estimate of income taxes payable in relationship to its sale of the Paint Sundries segment in 2003. That change was recorded in the fourth quarter of 2004 when the tax return was filed. In 2003, the Company recorded a $0.4 million loss ($0.2 million after tax) on the sale of the Paint Sundries segment, which included a $0.1 million gain on the sale of assets offset by $0.5 million of fees and expenses associated with the sale.

     Basic and diluted net earnings per share were $0.43 for 2004 compared to $0.17 for 2003.

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

     Gross profit increased $1.3 million (20.0%) and gross profit percentage increased to 14.0% from 12.8% in 2002. The gross profit percentage in the Contract Manufacturing segment remained at 17% compared to 2002 on a gross profit increase of $0.3 million. The Business Imaging segment increased gross profit by $1.1 million and increased gross profit percentage to 11% from 8% in 2002. This increase is primarily related to reduced overhead following the closure of the Dallas, Texas manufacturing operations at the end of fiscal 2002 and moving that production to the Newton facility.

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

     Facility closing expense of $0.4 million for fiscal 2002 was recorded as a result of a strategic decision to close the Dallas, Texas manufacturing and distribution facility in September 2002 to control costs in order to remain competitive with the Company’s engineering paper products by moving the decreased production to its Newton, North Carolina facility. Certain assets used to produce Paint Sundries products were moved to the

Fiscal Year Ended September 30, 2003 Compared to September 30, 2002 (Continued)

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

     Asset write-downs of $0.5 million in 2002 includes $0.2 million for an adjustment related to misappropriation of inventory by former employees of a supplier in Mexico to which the Paint Sundries segment outsourced production. Property write-downs of $0.3 million are related to the restructuring and eventual closing of the Dallas, Texas facility mentioned and includes adjustments to leasehold improvements and production equipment. There were no asset write-downs for 2003.

     Loss (gain) on asset sales was a loss of $0.1 million in 2003 due to the Company selling various pieces of equipment, which were no longer used in the manufacturing process, at amounts less than book value.

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

     Loss from discontinued operations, net of tax was $0.2 for 2003 and $1.1 million for 2002. During the second quarter of fiscal 2003, the Company sold the Paint Sundries segment. The loss from discontinued operations reflects the short period results for fiscal 2003.

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

Selected Quarterly Financial Data (Continued)

Fiscal 2004 (Dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$13,046	$20,199	$20,262	$24,348
Gross profit	1,574	1,866	1,798	2,452
Operating expenses	1,122	1,297	1,209	1,373
Operating income	452	569	589	1,079
Income before income taxes	437	563	566	1,072
Income tax expense	184	241	243	407
Income from continuing operations	252	322	323	665
Gain from discontinued operations	—	—	—	400
Net income	252	322	323	1,065
Income from continuing operations per share:
Basic	0.05	0.07	0.07	0.15
Diluted	0.05	0.07	0.07	0.14
Net income per share:
Basic	0.05	0.07	0.07	0.24
Diluted	0.05	0.07	0.07	0.23

Fiscal 2003 (Dollars in thousands, except per share amounts)(1)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$12,529	$12,794	$14,272	$15,612
Gross profit	1,489	1,552	2,353	2,348
Operating expenses	1,078	1,249	1,581	1,419
Operating income	411	303	772	929
Income from continuing operations before income taxes	317	227	737	883
Income tax expense	134	91	309	382
Income from continuing operations	183	136	428	501
Loss from discontinued operations	(16)	(391)	(58)	(4)
Net income (loss)	167	(255)	370	497
Income from continuing operations per share:
Basic	0.04	0.03	0.09	0.11
Diluted	0.04	0.03	0.09	0.11
Net income (loss) per share:
Basic	0.04	(0.06)	0.08	0.11
Diluted	0.04	(0.06)	0.08	0.11

     In the fourth quarter of fiscal 2004, sales increased $8.7 million or 56% as compared to fourth quarter of fiscal 2003. The Contract Manufacturing segment sales were up $9.9 million or 121% in fourth quarter fiscal 2004 when compared to the same period last year as a result of increased product demand from a major customer for which the Company manufactures and packages a variety of consumer products. This increase in Contract Manufacturing in 2004 relates primarily to the start-up of new contracts in the wet and dry converting markets. Several new production lines were brought on line during the year as well as the wet wipe folding line and the second press, both of which were utilized in production for the entire year. The Contract Manufacturing segment purchases materials for some of its customers and in other situations has materials supplied by customers. For fourth quarter fiscal 2004, Business Imaging segment sales were down $1.3 million (18%) compared to the same quarter of fiscal year 2003 due to the loss of several large retail customers, declining sales to several Hamco brand distributorships and lower sales of wide format rolls. For the fourth quarter of 2003, results included $0.2 million for severance costs, primarily relating to the transfer of corporate services and IT services, from Dallas, Texas. During the second quarter of fiscal 2003, the Company sold the assets and business of its Paint Sundries segment (See note 1 below) and incurred a loss of $0.2 million (net of tax) from that sale.

Selected Quarterly Financial Data (Continued)

     (1) Reflects the sale of the Paint Sundries segment on March 31, 2003, effective for financial purposes as of February 28, 2003. See Footnote 14 – Discontinued Operations to the Company’s Consolidated Financial Statements attached as an Appendix to this Report.

Liquidity and Capital Resources

     Cash flow used in or provided by continuing operations was ($0.7) million for fiscal 2004, ($0.5) million in 2003 and $6.6 million in 2002. Accounts Receivable increased $4.3 million in 2004 resulting from increased revenues compared to 2003. Accounts Payable increased $4.1 million in 2004, compared to 2003, primarily due to materials purchased for new customer projects. This increase reflects a trend of more customers requesting that the Company purchase materials rather than supplying them.

     Cash used in investing activities was $4.3 million in 2004 as the Company completed its $3.6 million capital equipment expansion program announced by the Company on December 4, 2003. In addition, Contract Manufacturing spent approximately $0.4 million on capital expenditures for various equipment upgrades. In Business Imaging, the amount spent on capital expenditures was $0.3 million. Cash used in investing activities for 2003 was $2.2 million as the Company completed the purchase and start-up of its wet wipes converting line.

     Cash provided by financing activities was $1.7 million in 2004 as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital needs. Cash used in financing activities was $5.5 million in 2003 resulting primarily from repayments of outstanding indebtedness. In 2003, the Company repaid all of its outstanding term loan debt and cancelled that portion of its credit facility. In March 2003, the Company’s Board of Directors approved the purchase by the Company of up to 100,000 of its shares of common stock after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan began in April 2003, and expired in January, 2004. During that period, the Company purchased 45,500 shares of its common stock on the open market for an aggregate of $0.3 million pursuant to the purchase plan.

     The Company’s primary need for capital resources is to finance inventories, accounts receivable, capital expenditures, and acquisitions. At September 30, 2004, cash recorded on the balance sheet was $7,692.

     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with terms of 12 months to three years. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. During fiscal 2003, the Company was informed by a customer, which accounted for more than 33% of consolidated sales during fiscal 2003, that at the end of the contract term (December 31, 2003), the customer had decided to stop ordering certain products from the Company and would manufacture those products at its own facility. Those products accounted for approximately 20% of fiscal 2003 revenues. Subsequently, the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing which have more than replaced the lost contracts as evident in year-to-date performance. One of these customers, a large consumer products company, accounted for 41% of total sales in fiscal 2004, which more than offset the loss of the contract described above. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, there can be no assurances that the revenues attributable to the new contracts will be without normal business fluctuations.

     To satisfy the manufacturing requirements of the new contracts discussed above, the Company undertook a capital equipment expansion program aggregating approximately $3.6 million for fiscal 2004. Included in that expansion program was doubling the capacity for wet wipes production, a new flat pack folder, and a rebuild of an existing quarter folder. The Company funded such amounts by cash generated from the sale of the Paint Sundries segment, cash from operations and bank borrowings.

Liquidity and Capital Resources (Continued)

     On March 31, 2003, the Company sold its Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost, Inc. and the Company’s Manning, South Carolina facility. The effective date for the closing of the sale of the Paint Sundries segment for financial purposes was February 28, 2003, with the purchasers being entitled to the revenues attributable to the Paint Sundries segment from and after February 28, 2003, and being obligated to reimburse the Company for the expenses incurred and liabilities satisfied by the Company in connection with the operation of the Paint Sundries segment from and after February 28, 2003. The net proceeds from this sale were used to repay outstanding indebtedness consisting of term and revolving loans in the aggregate of $7.9 million outstanding under the Company’s Amended and Restated Credit Agreement, dated as of August 15, 2002, with JP Morgan Chase Bank (the “Prior Credit Facility”), and for general corporate purposes.

     On June 1, 2004, the Prior Credit Facility expired. In May 2004, the Company replaced this credit facility with a new unsecured, $10 million facility comprised of three bank lenders (the “Credit Facility”). The Credit Facility expires in May, 2007.

     As of September 30, 2004, the Company had approximately $7.5 million available under its revolving credit line under the Credit Facility. According to the terms of its Credit Facility, the Company is required to maintain certain financial and operational covenants. As of September 30, 2004, the Company was in compliance with all of its debt covenants under the Credit Facility. On December 15, 2004, the Company had approximately $9.25 million available under its revolving credit line.

     Management believes its operating cash flow, together with amounts available under its Credit Facility, are adequate to service the Company’s long-term obligations as of September 30, 2004 and any budgeted capital expenditures.

     On May 6, 2004, the Company redeemed $0.75 million of outstanding Industrial Development Revenue Bonds with the Village of Ashwaubenon. These bonds paid variable rates of interest, which was 1.35% at September 2003.

     During fiscal 2003, the Company entered into a lease to own and operate an eight color flexographic printing press. The lease is structured as an operating lease over 7 years with payments totaling approximately $0.5 million annually. The Company has the right to purchase the asset at varying points during the lease.

     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the Credit Facility, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.

     Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, could periodically impact the Company’s inventory values and net income. In fiscal years 2004 and 2003, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and net income.

Off Balance Sheet Arrangements

     The Company has no Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Contractual Obligation Data

The following table sets forth obligations and commitments to make future payments of debt, operating lease agreements, and future payments under purchase contracts:

	Payments Due By Period
		Less			More
		Than 1	2-3	4-5	Than
	Total	Year	Years	Years	5 Years
Long Term Debt (1)	2,500,000	—	2,500,000	—	—
Capital Lease Obligations and Other Long Term Liabilities	—	—	—	—	—
Operating Leases	6,166,276	1,276,127	2,361,027	1,993,515	535,607
Unconditional Purchase Obligations (2)	—	—	—	—	—

Total Contractual Cash Obligations	8,666,276	1,276,127	4,861,027	1,993,915	535,607

(1)	Based on the rates and the current amount of debt outstanding at September 30, 2004, cash payments for interest on long-term debt would be approximately $102,150 for 2005 and 2006 and $68,100 for 2007.

(2)	The Company had no unconditional purchase obligations at September 30, 2004.

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using significant accounting policies, practices and estimates as described below. We believe the reported financial disclosures are reliable and present fairly, in all material respects, the financial position and results of operations for the Company.

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

     Accounts Receivable- Management estimates allowances for collectibility related to its accounts receivable balances. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectibility of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectibility of its receivables or future revenues.

Critical Accounting Policies (Continued)

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

     Inventories- Inventories are carried at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method of inventory valuation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. A large portion of the Company’s inventory is saleable to multiple customers and a portion of the inventory is manufactured to specifications provided by original equipment manufacturers and is not subject to rapid technological change.

     Management does not believe changes are reasonably likely to have a material impact on the valuation of its inventories.

     Goodwill- Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. In order to calculate goodwill, management applies judgment in determining the reporting units, which represent distinct parts of the business. The annual goodwill impairment analysis involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge.

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

     In accordance with SFAS 144, Accounting for the Impairment for Disposal of Long-Lived Assets, we evaluate the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. We determine fair value using discounted future cash flow analysis or other accepted valuation techniques.

     Additional information on the Company’s accounting policies is set forth in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.

Recently Issued Accounting Standards

     In December, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in interim financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company’s stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of the grant.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk- In August 1998, the Company entered into an interest rate swap contract as a cash flow hedge under which the interest rate on its term debt under the then-existing credit facility was fixed at 5.87%, plus a profit spread for the lender. Prior to entering into the swap agreement, management had reviewed the 40-year history of interest rates and had determined that the Company’s risk of liability resulting from a material decline in interest rates over the life of the swap below the fixed level under the swap was not significant. In May 2003, the Company paid $26,000 to cancel the swap, as there was no longer any outstanding term debt.

Because of the level of variable interest rate debt in the Company’s capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At September 30, 2004, the Company had $2.5 million of variable rate debt outstanding with a weighted average interest rate of 4.09%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. If the weighted average interest rate were to increase by 10.0% for fiscal 2004, net income would have decreased by approximately $0.4 million.

     Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of September 30, 2004.

     Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2004. An assessment of the risks of short-term commodity price fluctuations is set forth in Part I, Item 1 of this Form 10-K under the caption “Raw Materials and Suppliers”.

     Other Relevant Market Risks-The Company does not own any marketable securities, and management is not aware of any other relevant market risks.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s Consolidated Financial Statements are attached as an Appendix to this Report. In addition, Selected Quarterly Financial Data is set forth in Item 7 of this Form 10-K under the caption “Selected Quarterly Financial Data”.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A – CONTROLS AND PROCEDURES

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

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure

ITEM 9A – CONTROLS AND PROCEDURES (Continued)

controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2004 fiscal year.

     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE DIRECTORS OF THE COMPANY

     Set forth below is certain biographical information concerning our directors and executive officers as of December 15, 2004:

Name	Age	Position Held
Robert J. Simon	46	Chairman of the Board of Directors
Samuel J. Bero	69	Director
C. Hamilton Davison, Jr.	45	Director
Louis LeCalsey, III	65	Director, President and Chief Executive Officer
William J. Malooly	62	Director
Seymour S. Preston, III	71	Director

     Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Professional Plumbing Group, Inc., Parmarco Technologies, Inc., TriMark USA, Inc., Overseas Equity Investors Ltd., Overseas Callander Fund, Ltd., Portuguese Baking Company, Eagle Solutions, LLC and Independent Printing Company, Inc. as well as several other privately held companies.

     Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and our General Manager since 1974, when he co-founded Tufco Industries, Inc., our predecessor. Mr. Bero has been a director since 1992 and has over 33 years of experience in the converting industry.

     Mr. Davison has been a director since 1992. Mr. Davison has been the President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988 and Chief Executive Officer since 1995. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. Mr. Davison is also a director and former President of the greeting card industry trade association. In addition to other private companies and not-for-profit boards, he served as a director and member of the audit committee of Valley Resources until 2000 when the company was sold to Southern Union (NYSE:SUG). Mr. Davison received a Bachelors Degree from Vanderbilt University and a masters degree from the University of Texas.

     Mr. LeCalsey assumed the position of President and Chief Executive Officer in October 1996. Previously he was President of Tufco Industries, Inc., our predecessor, from April 1996 through September 1996. Prior to that he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director for TriMark USA, Inc., Independent Printing Company, Inc., and as a member of the Advisory group for Bradford Equities Management LLC.

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

     Mr. Malooly has been a director since 1992. Mr. Malooly was the Chairman and Chief Executive Officer of Bank One, Green Bay from 1997 until he retired from Bank One in September 1999. Mr. Malooly serves as a director of Paper Converting Machine Corp., CMM Group LTD, and White Clover Dairy Inc.

     Mr. Preston has been a director since September 1999. From 1994 until August 2003 when he sold the company, Mr. Preston was Chairman, CEO and sole owner of AAC Engineering Systems, Inc., a manufacturer of deburring and metal finishing equipment. From 1990 to 1993, Mr. Preston was President and CEO of Elf Atochem North America, Inc., a manufacturer and marketer of plastics and specialty chemicals. Prior to 1990, Mr. Preston was President, Chief Operating Officer and director of Pennwalt Corporation. Mr. Preston is currently a director of Albemarle Corporation, Scott Specialty Gases, Inc., Ocean Power Technologies, Inc., Independent Publications, Inc., The Barra Foundation, The Wistar Institute, and The Academy of Natural Sciences of Philadelphia. Mr. Preston received a BA in chemistry from Williams College and an MBA from the Harvard Business School.

     None of the directors listed herein is related to any other director or executive officer of the Company.

THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company
Louis LeCalsey, III	65	Director, President and Chief Executive Officer
Michael B. Wheeler	59	Vice President/Chief Financial Officer
Madge J. Joplin	57	Vice President, Sales and Operations
Michele M. Corrigan	36	Vice President, Sales and Marketing

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

     Madge J. Joplin— Ms. Joplin assumed the position of Vice President, Sales and Operations for the Business Imaging segment of Tufco in 1998. She began her career in 1965 with Hamco, Inc. and served in various positions until Hamco was acquired by Tufco in 1995. While with Hamco, Ms. Joplin’s more recent positions included Comptroller, Vice President of Operations and Chief Operating Officer.

     Michele M. Corrigan – Ms. Corrigan assumed the position of Vice President, Sales & Marketing for the Contract Manufacturing business segment in 1999. She began her career with Tufco in 1996 as a Marketing Manager in the Sales Department. Prior to joining Tufco, Ms. Corrigan was in sales and marketing for Bay West Paper from 1989 until 1996.

Audit Committee

     The Audit Committee of the Board of Directors of Tufco Technologies, Inc. is composed of three non-employee directors who meet the independence standards of the NASDAQ Stock Market. The Audit Committee is currently composed of Mr. C. Hamilton Davison, Jr., Mr. William J. Malooly, and Mr. Seymour S. Preston, III. The Audit Committee operates under a written charter adopted by the Board of Directors. The Board of Directors of the Company has determined that William J. Malooly is an Audit Committee Financial Expert (as defined in Item 401(h) of Regulation S-K). Mr. Malooly is “independent” (as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act).

Code of Ethics

     In December of 2003, the Audit Committee adopted a Code of Ethics applicable to senior financial officers of the Company. This Code of Ethics constitutes a code of ethics applicable to senior financial officers within the meaning of the Sarbanes-Oxley Act of 2002 and SEC rules. The Code of Ethics was filed as an exhibit to the Company’s Form 10-K for its fiscal year ended September 30, 2003. The Code of Ethics was ratified by the Board of Directors on January 13, 2004.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2004 fiscal year all Section 16(a) filing requirements were complied with.

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

Our directors who are not employees receive:

•	an annual fee of $8,000

•	a payment of $1,500 for each board meeting attended, and

•	a payment of $1,500 for each committee meeting attended.

In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director will receive an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On March 9, 2004, Messrs. Bero, Davison, Malooly, Preston and Simon each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $7.56 per share.

Compensation of Executive Officers

     The following table summarizes the compensation for each of the fiscal years ended September 30, 2004, 2003, and 2002 of the Chief Executive Officer and the other most highly compensated executive officers who earned a total annual salary and bonus in excess of $100,000 in fiscal year 2004.

Annual Compensation

					Long Term
					Compensation
					Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)	Options	Compensation(2)
Louis LeCalsey, III	2004	$269,500	$72,000	0	15,000	$4,556
Director, President	2003	262,500	60,000	0	16,500	4,346
and CEO	2002	262,500	0	0	30,000	5,437
Michael B. Wheeler(3)	2004	$185,000	$48,000	0	11,000	$0
Vice President, CFO	2003	173,500	40,000	0	12,500	0
Secretary and Treasurer	2002	82,500	2,000	0	15,000	0
Madge Joplin	2004	$122,500	$19,600	0	4,000	$2,573
Vice President, Sales	2003	118,500	23,700	0	4,500	2,370
and Operations	2002	118,500	11,850	0	4,000	1,681
Michele M. Corrigan	2004	$159,500	$38,625	0	4,000	$3,627
Vice President, Sales	2003	154,500	30,900	0	4,500	3,090
and Marketing	2002	154,500	0	0	4,000	2,518

(1)	Perquisites and other personal benefits for Louis LeCalsey, III, Michael B. Wheeler, Madge Joplin and Michele M. Corrigan did not exceed the level of $50,000 or 10% of their total annual salary plus bonus.

(2)	Includes employer matching contributions to the Company’s 401(k) plan, and in addition to the amounts set forth below, the Company contributes to a self funded insurance plan on behalf of the named executive officers.

(3)	Mr. Wheeler became Chief Financial Officer on March 27, 2002.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

     Mr. LeCalsey entered into an employment agreement with us effective September 19, 1996, as amended, under which he serves as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we are obligated to compensate him for the remaining term of the agreement or for a period of one year, whichever is greater. If his employment is terminated within 180 days following a change in control of the Company (as defined in the employment agreement), then we (or our successor) will be obligated to pay him his base salary (subject to certain deductions) for a period of two years following the occurrence of the change in control. The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provides for an initial annual base salary of $200,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.

     Mr. Wheeler entered into an employment agreement with us effective March 27, 2002, under which he serves as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of

Employment Contracts, Termination of Employment and Change-In-Control Arrangements (Continued)

his employment by us. The employment agreement provides for an initial annual base salary of $165,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.

     Ms. Corrigan entered into an employment agreement with us effective October 1, 1997, under which she serves as Vice President Sales and Marketing for an initial term of one year with successive one-year renewal terms. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for the remaining term of the agreement or for a period of one year, whichever is greater. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for an initial annual base salary of $75,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.

     Ms. Joplin entered into an employment agreement with us effective October 1, 1996, under which she serves as Vice President Sales and Operations for an initial term of one year with successive one-year renewal terms. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for the remaining term of the agreement or for a period of one year, whichever is greater. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for an initial annual base salary of $75,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.

Option Tables

     The following table sets forth the stock options grants made by the Company during fiscal year 2004 to each of our executive officers described above in the “Summary Compensation Table”. The following table also sets forth the hypothetical gains that would exist for the options at the end of the five-year terms after vesting, assuming compound rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of Tufco’s common stock. All option exercise prices are based on market price on the grant date.

Fiscal Year 2004 Option Grants

					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
		Individual Option Grants
	Number of				Price Appreciation at
	Shares	% of Total			End of Ten Year
	Underlying	Options Granted to	Exercise		Option Term(2)
	Options	Employees in	Price Per	Expiration
NAME	Granted(1)	Fiscal Year 2004	Share	Date	5%	10%
Louis LeCalsey, III	15,000	29%	$5.71	11/25/2013	53,865	136,504
Michael B. Wheeler	11,000	21%	$5.71	11/25/2013	39,501	100,103
Madge Joplin	4,000	8%	$5.71	11/25/2013	14,364	36,401
Michele M. Corrigan	4,000	8%	$5.71	11/25/2013	14,364	36,401

(1)	Stock option grants vest in equal increments on each of the first three anniversaries of their date of grant

(2)	“Potential Realizable Value” is disclosed in response to Securities and Exchange Commission rules, which require such disclosure for illustrative purposes only, and is based on the difference between the potential market value of shares issuable (based upon assumed appreciation rates) upon exercise of such options and the exercise price of such options. The values disclosed are not intended to be, and should not be interpreted as, representations or projections of future value of Tufco’s stock or of the stock price.

Option Exercises And Fiscal Year-End Option Values

     The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2004, held by the named executive officers. In fiscal year 2004 no named executive officers of the Company exercised options to acquire the Company’s common stock.

Aggregate Option Exercises In Fiscal Year 2004 And
Fiscal 2004 Year-End Option Values

	SHARES ACQUIRED ON	VALUE	NUMBER OF SHARES UNDERLYING UNEXERCISED OPTIONS AT FISCAL 2004 YEAR-END		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL 2004 YEAR-END[2]
NAME	EXERCISE(#)	REALIZED($)[1]	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Louis LeCalsey, III	—	—	214,500	36,000	$122,545	$74,270
Michael B. Wheeler	—	—	14,167	24,333	34,275	59,680
Madge Joplin	—	—	23,667	8,333	9,223	18,817
Michele M. Corrigan	—	—	42,667	8,333	16,528	18,817

1.	The fair market value on September 30, 2004, of the common stock underlying the options was $7.89 per share.

2.	Represents the difference between the exercise price and the last sales price of the Common Stock on the date of exercise.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     Our executive compensation is supervised by our compensation committee. The functions of the compensation committee are to review general compensation policies and to review recommendations made regarding the salaries of executive officers. We seek to provide executive compensation that will support the achievement of our financial goals while attracting and retaining talented executives and rewarding superior performance. In performing this function, the compensation committee reviews executive compensation surveys and other available information and may from time to time consult with independent compensation consultants.

     In general, we compensate our executive officers through base salary, cash bonuses and long-term incentive compensation. In addition, executive officers participate in benefit plans that are generally available to our employees.

     The compensation committee’s compensation policies for executive officers follow our compensation policy for all employees. This policy emphasizes the principle that compensation should be commensurate with performance of the individual and the company. With regard to the chief executive officer, the compensation committee considers a broad array of factors in establishing his base salary and bonus, including the salary and bonus payments for chief executive officers at companies in similar businesses. For fiscal year 2004, our chief executive officer had an employment agreement that provided for a minimum base salary of $200,000.

     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deduction that may be claimed by a public company for total compensation in excess of $1 million paid to the chief executive officer or to any of the other four most highly compensated officers except to the extent that any compensation in excess of $1 million is paid pursuant to a performance-based plan. This provision became effective with respect to us on January 1, 1994. After considering the application of Section 162(m) to its compensation policies, the committee has determined that the provisions of Section 162(m) would not affect the compensation of any of the officers named above. To the extent that this might not continue to be the case, the committee would consider any changes necessary to conform to the provisions of Section 162(m).

     The compensation committee determined the salary for our chief executive officer for fiscal year 2004 based on the foregoing factors.

Respectfully submitted,

Compensation Committee:

Samuel J. Bero
C. Hamilton Davison, Jr.
Robert J. Simon

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Bero and Mr. Simon serve on our compensation committee. Mr. Bero was an officer from November 1993, until his retirement in July 1995, and Mr. Simon currently is a general partner of Bradford Associates.

PERFORMANCE GRAPH

     SEC rules require the presentation of a line graph comparing, over a period of five years, the cumulative total stockholder return to a performance indicator of a broad equity market index and either a nationally recognized industry index or a peer group index constructed by us.

PERFORMANCE GRAPH (continued)

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUFCO TECHNOLOGIES, INC.,
NASDAQ MARKET INDEX AND COREDATA GROUP INDEX

	1999	2000	2001	2002	2003	2004
TUFCO TECHNOLOGIES, INC.	100.00	135.00	100.00	65.60	85.87	105.20
COREDATA GROUP INDEX(1)	100.00	72.99	77.00	94.06	115.11	136.11
NASDAQ MARKET INDEX	100.00	136.79	56.05	45.09	69.11	73.27
(1) Formerly named MG Paper Products Group Index.

     The graph above compares the performance of our common stock with the performance of the NASDAQ Market Index and the CoreData Industry Group 325 – Packing and Containers Group Index from October 1, 1999, through September 30, 2004. The comparison assumes $100 was invested on October 1, 1999, in our common stock and in each of the aforementioned indices and assumes reinvestment of dividends.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 15, 2004, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and named executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.

     Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF	PERCENT OF
	BENEFICIAL OWNERSHIP	CLASS
Over 5% Stockholders
Robert J. Simon(1)(3)(4)(5)	2,656,543	57.6%
Barbara M. Henagan(1)(3)	2,621,661	57.2%
Bradford Venture Partners, L. P. (1)(2)	2,619,740	57.2%
Overseas Equity Investors Partners(3)(6)	2,619,740	57.2%
Other Directors And Executive Officers
Samuel J. Bero(7)	213,000	4.6%
Louis LeCalsey III(8)	344,709	7.2%
C. Hamilton Davison, Jr. (5)	30,842	*
Seymour S. Preston III(9)	20,000	*
William J. Malooly(5)	30,000	*
Michael B. Wheeler(10)	23,000	*
Madge Joplin(11)	40,953	*
Michele M. Corrigan (12)	54,633	1.2%
Directors and Executive Officers as a Group (9 persons)(1)(3)(13)	3,413,680	67.8%

*	Less than one percent

Security Ownership of Certain Beneficial Owners (Continued)

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners, as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity Investors Partners for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity Investors Partners as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 27,000 shares that may be acquired under options currently exercisable.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 23,000 shares that may be acquired under options currently exercisable.

(8)	The amount shown includes 235,000 shares that may be acquired under options currently exercisable.

(9)	The amount shown includes 15,000 shares that may be acquired under options currently exercisable.

(10)	The amount shown includes 22,000 shares that may be acquired under options currently exercisable.

(11)	The amount shown includes 27,833 shares that may be acquired under options currently exercisable.

(12)	The amount shown includes 46,833 shares that may be acquired under options currently exercisable.

(13)	The amount shown includes an aggregate of 450,666 shares that may be acquired under options currently exercisable.

Equity Compensation Plan Information

     The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2004.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Equity compensation plans approved by security holders (1)	500,400	$7.39	398,200
Equity compensation plans not approved by security holders (2)

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002 , (ii) the 2003 Non-Qualified Stock Option Plan and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. The lease has a five-year term that expires March 2008. We have options to renew the lease for an additional five-year term at a negotiable rental rate. We paid total rent of $121,816 to the partnership that is the lessor of this facility for fiscal year 2004. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.

     As one of the terms of our purchase of Tufco Industries, Inc., in February 1992, we entered into agreements with Mr. Bero and one other former stockholder of Tufco Industries, Inc. pursuant to which we are required to make interest-free advances for premiums on life insurance on their lives. The policies are collectively assigned to us as security for the repayment of such amounts. During fiscal year 2004, we paid

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

$8,400 in premiums for Mr. Bero’s policy. As of September 30, 2004, outstanding advances to Mr. Bero were $115,029.

     In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of 10 years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an annual fee of $210,000 under the agreement, subject to a 5% annual increase, plus reasonable out-of-pocket expenses. During fiscal year 2004, we paid Bradford Ventures $319,319 in fees. We believe that the terms of the agreement with Bradford Ventures are customary and are at least as favorable to us as could be obtained from an unaffiliated party.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Deloitte & Touche LLP for fiscal years 2003 and 2004:

	FY 2004	FY2003
Audit Fees	$170,000	$184,140
Audit-Related Fees	$12,000	$—
Tax Fees	$97,428	$114,433
All Other Fees	$—	$20,570

     Audit services of Deloitte & Touche LLP for fiscal 2004 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. “Audit-Related Fees” include charges primarily related to the services rendered in connection with the filing of Forms S-8 with the SEC. “Tax Fees” includes charges primarily related to tax return preparation and tax consulting services. There were no “Other Fees” during fiscal 2004. The Audit Committee approved all of the services described above.

     Audit services of Deloitte & Touche LLP for fiscal 2003 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. There were no “Audit-Related Fees” during fiscal 2003. “Tax Fees” includes charges primarily related to tax return preparation and tax consulting services. “All Other Fees” include charges primarily related to the sale of the Paint Sundries segment. The Audit Committee approved all of the services described above.

     The Audit Committee’s policy is to pre-approve all auditing and permitted non-audit services other than deminimus non-audit services as defined in Section 10A(i)(1) of the Exchange Act which will be approved prior to the completion of the independent auditor’s audit. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

	3.	Exhibits. See Exhibit Index in Item 15(c), below.

(b)	Exhibit
	Number	Description

2.1	Stock Purchase Agreement dated as of November 12, 1997 by and among Tufco Technologies, Inc. (the “Company”), Charles Cobaugh and James Barnes (filed as exhibit 2.1 to the Company’s Form 8-K dated November 13, 1997 filed with the Commission on November 26, 1997, file number 0-21018, incorporated by reference herein).

2.2	Amended and Restated Asset and Stock Purchase Agreement, dated as of March 31, 2003, by and among Tufco Technologies, Inc., Tufco, L.P., and Trimaco, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003, file number 0-21028, incorporated by reference herein).

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).

10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).

10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).

10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).

10.7	Amended and Restated Credit Agreement dated August 15, 2002 (filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on April 15, 2003, incorporated by reference herein).

10.8	First Amendment to the Amended and Restated Credit Agreement (filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on April 15, 2003, incorporated by reference herein).

10.9	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

10.10	Second Amended and Restated Credit Agreement dated March 31, 2003 among Tufco L.P., as Borrower, Tufco Technologies, Inc. as the Parent, JP Morgan Chase Bank, as Agent, and the banks named therein (filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 15, 2003, incorporated by reference herein).

10.11	Credit Agreement dated as of May 20, 2004, among Tufco Technologies, Inc., each of the banks or other lending institutions which is or which may from time to time become a signatory thereto or assigned thereof and BankOne, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, incorporated by reference herein).

10.12	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

23.1	*Consent of Deloitte & Touche LLP

31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III

31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler

32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III

32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2004.

Tufco Technologies, Inc.

By:	/s/ Louis LeCalsey, III

Louis LeCalsey, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Louis LeCalsey, III Louis LeCalsey, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2004
/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2004
/s/ Michael B. Wheeler Michael B. Wheeler	VP/Chief Financial Officer	December 29, 2004
/s/ Samuel J. Bero Samuel J. Bero	Director	December 29, 2004
/s/ C. Hamilton Davison, Jr. C. Hamilton Davison, Jr.	Director	December 29, 2004
/s/ William J. Malooly William J. Malooly	Director	December 29, 2004
/s/ Seymour S. Preston, III Seymour S. Preston, III	Director	December 29, 2004

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3
Consolidated Statements of Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6-F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Tufco Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiary (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2001, the Company adopted statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Milwaukee, Wisconsin
December 3, 2004

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,692	$2,930,416
Accounts receivable — net	12,639,389	8,293,853
Inventories	9,624,963	3,891,083
Prepaid expenses and other current assets	158,856	388,319
Deferred income taxes	618,588	515,918

Total current assets	23,049,488	16,019,589
PROPERTY, PLANT AND EQUIPMENT — Net	16,329,335	14,318,907
GOODWILL	7,211,575	7,211,575
OTHER ASSETS — Net	392,154	475,688

TOTAL	$46,982,552	$38,025,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,917,351	$1,829,414
Accrued payroll, vacation and payroll taxes	863,368	844,330
Other current liabilities	865,923	531,681
Income taxes payable	981,077	529,521
Current portion of long-term debt		250,000

Total current liabilities	8,627,719	3,984,946

LONG-TERM DEBT — Less current portion	2,500,000	500,000
DEFERRED INCOME TAXES	405,640	53,395
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value - 9,000,000 shares authorized; 4,706,341 shares issued	47,063	47,063
Additional paid-in capital	25,088,631	25,088,631
Retained earnings	11,144,884	9,183,109
Treasury stock - 123,997 common shares at cost	(831,385)	(831,385)

Total stockholders’ equity	35,449,193	33,487,418

TOTAL	$46,982,552	$38,025,759

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

	2004	2003	2002
NET SALES	$77,854,495	$55,206,658	$50,434,029
COST OF SALES	70,164,338	47,465,108	43,980,787

GROSS PROFIT	7,690,157	7,741,550	6,453,242

OPERATING EXPENSES:
Selling, general and administrative	4,997,675	4,885,178	3,961,851
Facility closing costs			434,882
Facility restructuring costs			232,958
Employee severance costs		333,114	209,324
Asset write-downs			547,562
Loss (gain) on asset sales	3,218	108,636	(9,500)

Total	5,000,893	5,326,928	5,377,077

OPERATING INCOME	2,689,264	2,414,622	1,076,165

OTHER (EXPENSE) INCOME:
Interest expense	(48,520)	(202,454)	(460,532)
Interest income and other (expense) income	(3,021)	(48,696)	24,179

Total	(51,541)	(251,150)	(436,353)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,637,723	2,163,472	639,812
INCOME TAX EXPENSE	1,075,948	915,425	281,450

INCOME FROM CONTINUING OPERATIONS	1,561,775	1,248,047	358,362
GAIN (LOSS) FROM DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment, net of income taxes		(224,644)	(1,111,386)
Gain (loss) from sale of discontinued segment, net of income taxes of $163,325 in 2003	400,000	(244,406)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	1,961,775	778,997	(753,024)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES			(4,651,591)

NET INCOME (LOSS)	1,961,775	778,997	(5,404,615)

OTHER COMPREHENSIVE INCOME:
Interest rate swap as hedge of future variable interest on debt:
Change in fair value, net of income taxes of $25,717 and $22,921, respectively		40,224	35,851

Other comprehensive income		40,224	35,851

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,961,775	$819,221	$(5,368,764)

EARNINGS (LOSS) PER SHARE:
Basic:
Income from continuing operations	$0.34	$0.27	$0.08
Loss from operations of discontinued segment		(0.05)	(0.24)
Gain (loss) from sale of discontinued segment	0.09	(0.05)
Cumulative effective of accounting change			(1.01)

Net income (loss)	$0.43	$0.17	$(1.17)
Diluted:
Income from continuing operations	$0.34	$0.27	$0.08
Loss from operations of discontinued segment		(0.05)	(0.24)
Gain (loss) from sale of discontinued segment	0.09	(0.05)
Cumulative effective of accounting change			(1.01)

Net income (loss)	$0.43	$0.17	$(1.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,582,344	4,616,331	4,627,884

Diluted	4,608,222	4,626,204	4,630,621

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

	Common Stock						Accumulated
	Voting		Additional Paid-In	Retained	Treasury	Stockholder Notes	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Receivable	Income (Loss)	Equity
BALANCES — September 30, 2001	4,706,341	$47,063	$25,088,631	$13,808,727	$(534,045)	$(280,757)	$(76,075)	$38,053,544
Repayment of stockholder notes receivable						123,511		123,511
Unrealized gain on interest rate hedge contract — net of tax							35,851	35,851
Net loss				(5,404,615)				(5,404,615)

BALANCES — September 30, 2002	4,706,341	47,063	25,088,631	8,404,112	(534,045)	(157,246)	(40,224)	32,808,291
Repayment of stockholder notes receivable						157,246		157,246
Elimination of interest rate hedge contract - net of tax							40,224	40,224
Purchase of treasury stock - 45,500 common shares at cost					(297,340)			(297,340)
Net income				778,997				778,997

BALANCES — September 30, 2003	4,706,341	47,063	25,088,631	9,183,109	(831,385)			33,487,418
Net income				1,961,775				1,961,775

BALANCES — September 30, 2004	4,706,341	$47,063	$25,088,631	$11,144,884	$(831,385)	$	$	$35,449,193

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Income from continuing operations	$1,561,775	$1,248,047	$358,362
Noncash items in income from continuing operations:
Depreciation and amortization of property, plant and equipment	2,330,847	2,539,704	2,832,027
Amortization	69,756	272,767	95,961
Deferred income taxes	249,575	(290,236)	104,172
Loss (gain) on asset sales, net	3,218	108,636	(9,500)
Property and inventory write-downs			547,562
Changes in operating working capital:
Accounts receivable	(4,345,536)	(2,376,045)	1,680,750
Inventories	(5,733,880)	(225,134)	593,381
Prepaid expenses and other assets	306,675	97,982	(242,674)
Accounts payable	4,087,937	(2,180,601)	1,527,474
Accrued and other current liabilities	353,280	(473,729)	(308,849)
Income taxes payable/receivable	451,556	826,087	(548,773)

Net cash (used in) provided by operating activities from continuing operations	(664,797)	(452,522)	6,629,893

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,373,694)	(2,372,546)	(1,099,363)
Proceeds from disposition of PP&E	29,201
Advances to directors and former owners			(18,863)
Collection of advances to directors and former owners		20,060
Proceeds from asset sales, net of transaction costs		74,454	581,716
Decrease (increase) in restricted cash		100,000	(67,261)

Net cash used in investing activities	(4,344,493)	(2,178,032)	(603,771)

FINANCING ACTIVITIES:
Repayment of long-term debt	(750,000)	(5,840,667)	(7,745,037)
Borrowings of long-term debt	2,500,000	500,000	1,500,000
Debt issuance costs	(63,434)
Purchase of treasury stock		(297,340)
Net settlement of interest rate swap		(25,716)
Repayment of stockholder notes receivable		157,246	123,511

Net cash provided by (used in) financing activities	1,686,566	(5,506,477)	(6,121,526)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS:
Proceeds from sale of discontinued operations net of transaction costs		11,660,603
Net cash provided by (used in) activities of discontinued operations	400,000	(844,502)	(174,703)

Net cash provided by (used in) discontinued operations	400,000	10,816,101	(174,703)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,922,724)	2,679,070	(270,107)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,930,416	251,346	521,453

End of year	$7,692	$2,930,416	$251,346

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

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

Cash and cash equivalents represents liquid investments with maturities at acquisition of three months or less.

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

Impairment of Long-Lived Assets is reviewed in accordance with Statement of Financial Accounting Standards (“SFAS”) SPAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

The sale and discontinued operations of the Paint Sundries segment in the second quarter of 2003 have been recorded in accordance with SFAS No. 144.

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

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under SFAS No. 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment, and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The goodwill impairment charge in fiscal 2002 discussed below was the result of the change in the accounting method for determining impairment of goodwill.

In connection with the adoption of SFAS No. 142, the Company allocated goodwill to each of its reporting units and tested this goodwill for impairment as of the beginning of fiscal 2002. The Company completed the transitional goodwill impairment test during the first quarter of fiscal 2002. As a result, an impairment charge of $6.4 million ($4.7 million after tax, or $1.01 per diluted share) was recorded related to goodwill allocated to the Business Imaging and Paint Sundry reporting units. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses. The impairment charge was recorded as the cumulative effect of an accounting change in the fiscal 2002 consolidated statement of operations.

The changes in the carrying amount of goodwill by segment for the years ended September 30, 2004 and 2003 are as follows:

	Contract	Business	Paint
	Manufacturing	Imaging	Sundries	Total
Balance as of September 30, 2002	$4,281,759	$2,929,816	$3,133,638	$10,345,213
Sale of discontinued operations			(3,133,638)	(3,133,638)

Balance as of September 30, 2003	4,281,759	2,929,816		7,211,575

Balance as of September 30, 2004	$4,281,759	$2,929,816	$	$7,211,575

Financial Instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities and variable interest rates or fixed rates approximating current rates available for similar instruments.

Derivatives—During fiscal 2004 and at September 30, 2004 and 2003, the Company did not hold any derivatives. In prior years, derivatives consisted of an interest rate swap as a cash flow hedge of variable interest rate debt. This cash flow hedge was stated at its estimated fair value based on market quotes at September 30, 2002 and changes in fair value were reported as a component of other comprehensive income (loss).

Other Assets include loan origination fees, which are amortized on a straight-line basis (approximating the interest method) over the terms of the related long-term debt.

Income Taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, if any, plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences that will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

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

Stock-Based Compensation Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2004	2003	2002
Income from continuing operations as reported	$1,561,775	$1,248,047	$358,362
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(128,693)	(72,483)	(232,698)

Pro forma income from continuing operations	$1,433,082	$1,175,564	$125,664

Earnings per share:
Basic – as reported	$0.34	$0.27	$0.08
Basic – pro forma	$0.31	$0.25	$0.03
Diluted – as reported	$0.34	$0.27	$0.08
Diluted – pro forma	$0.31	$0.25	$0.03

Earnings Per Share Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 25,878; 9,873 and 2,737 shares in fiscal 2004, 2003, and 2002, respectively. During 2004, 2003 and 2002, options to purchase 215,971 shares, 376,700 shares and 448,400 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

Asset write-downs include a $200,000 adjustment related to misappropriation of inventory by former employees of a supplier in Mexico and $300,000 related to property write-downs at the Dallas, Texas facility.

Reclassifications of certain 2003 and 2002 amounts have been made to conform to the 2004 presentation.

Recently Issued Accounting Standards In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in interim financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company’s stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of the grant.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $403,830 and $389,321 at September 30, 2004 and 2003, respectively. For the years ended September 30, 2004, 2003 and 2002, the Company recorded bad debt expense (income) of $217,496, $(76,356), and $64,066, respectively, and had write-offs of $202,987, $69,336 and $25,343, respectively. Amounts due from two multi-national consumer products customers represent 44% and 30% of total accounts receivable at September 30, 2004 and 2003, respectively. Accounts receivable include $726,815 for the cost of equipment to be reimbursed by one of these customers at September 30, 2004.

3.	INVENTORIES

Inventories at September 30 consist of the following:

	2004	2003
Raw materials	$7,941,894	$3,042,120
Finished goods	1,683,069	848,963

Total inventories	$9,624,963	$3,891,083

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $336,886 and $413,900 at September 30, 2004 and 2003, respectively. For the years ended September 30, 2004, 2003 and 2002, the Company recorded obsolescence and shrinkage expense (income) of $(4,737), $(587,551), and 301,661, respectively, and had write-offs of $72,277, $58,670 and $177,010, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30 consist of the following:

	2004	2003
Land and land improvements	$645,751	$604,756
Buildings	10,304,654	9,990,856
Leasehold improvements	705,410	693,163
Machinery and equipment	17,956,245	14,009,437
Computer equipment and software	5,487,856	5,460,368
Furniture and fixtures	546,105	546,105
Vehicles	44,206	44,206

	35,690,227	31,348,891
Less accumulated depreciation and amortization	19,767,049	17,565,839

Net depreciated value	15,923,178	13,783,052
Construction in progress	406,157	535,855

Property, plant and equipment — net	$16,329,335	$14,318,907

Gains or losses on asset sales in fiscal 2004, 2003 and 2002 represent disposals occurring in the normal course of business.

5.	OTHER ASSETS

Other assets at September 30 consist of the following:

	2004	2003
Loan origination and other fees	$138,267	$621,529
Less accumulated amortization	80,119	551,773

Subtotal	58,148	69,756
Note receivable bearing interest at 7% to 10%, due in variable monthly installments through 2005	64,253	106,902
Prepaid rent on leased equipment	31,427	38,836
Deposits on equipment to be acquired and other	72,805	72,805
Cash surrender value of life insurance	165,521	187,389

Other assets — net	$392,154	$475,688

6.	LONG-TERM DEBT

Long-term debt at September 30 consists of the following:

	2004	2003
Long-term note payable to banks, under a $10 million unsecured credit agreement	$2,500,000
Variable rate (1.35% at September 30, 2003) note payable underlying Industrial Development Revenue Bonds, collateralized by substantially all assets of the Company, outstanding amount was redeemed by the Company in May 2004.		$750,000

Total	2,500,000	750,000
Less — current portion		250,000

Long term debt — less current portion	$2,500,000	$500,000

In 1998, the Company entered into an interest rate swap agreement, as a hedge under which the interest rate on the notional amount of $2,114,272 of term debt was fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. In May 2003, the Company repaid the associated debt and settled the interest rate swap agreement. The net settlement value of the interest rate swap agreement was recorded within the statement of operations.

On May 20, 2004, the Company signed a new credit agreement. The credit agreement includes a $9.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts. The agreement expires on May 18, 2007. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2004, the Company had $1,500,000 outstanding under the base rate account at a rate of 4.75% and $1,000,000 outstanding under the Eurodollar account at a rate of 3.09%. The revolving line of credit also includes a commitment to issue commercial and standby letters of credit not to exceed $1,000,000. There were no amounts outstanding under the letter of credit commitment as of September 30, 2004. The Company has $7,500,000 available under the line of credit as of September 30, 2004. The revolving line-of-credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. At September 30, 2004, the Company was in compliance with all of its debt covenants under the line-of-credit agreement.

7.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax asset as of September 30 are as follows:

	2004	2003
Current deferred tax asset:
Valuation allowances for accounts receivable and inventories — not currently deductible	$297,768	$334,532
Inventory costs capitalized for tax purposes	47,081	5,940
Vacation and severance accruals — not currently deductible	82,919	74,878
Other accruals — not currently deductible	190,820	100,568

Total current assets	618,588	515,918

Noncurrent deferred tax liability:
Accelerated tax depreciation on property and equipment	(1,029,090)	(1,164,184)
Accelerated tax amortization of goodwill	623,450	949,587
Other	—	161,202

Total noncurrent liability — net	(405,640)	(53,395)

Net deferred tax asset	$212,948	$462,523

The components of income tax expense (benefit) of continuing operations are as follows:

	2004	2003	2002
Current tax expense:
Federal	$681,600	$968,973	$141,822
State	172,816	236,688	35,456

Total	854,416	1,205,661	177,278

Deferred tax expense (benefit):
Federal	177,446	(232,478)	83,338
State	44,086	(57,758)	20,834

Total	221,532	(290,236)	104,172

Income tax expense	$1,075,948	$915,425	$281,450

Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2004	2003	2002
Federal income taxes computed at statutory rates	$923,203	$757,215	$223,934
State income taxes, net of federal tax benefit	140,986	116,074	36,589
Certain goodwill amortization and other nondeductibles	14,895	24,050	30,260
Other	(3,136)	18,086	(9,333)

Income tax expense	$1,075,948	$915,425	$281,450

8.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in April 2008, is classified as an operating lease and requires monthly rental payments of $10,276 which increase 2.5% every six months through the duration of the lease term. Rental expense for the lease totaled $121,816 for fiscal 2004 and $111,060 for fiscal 2003 and 2002, respectively. On the expiration date there is an option for an additional five year term to be negotiated.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in March 2008. The equipment leases expire on varying dates over the next five years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2004 are as follows:

2005	$1,276,127
2006	1,213,187
2007	1,147,840
2008	1,032,897
2009	960,618
Thereafter	535,607

Total	$6,166,276

Rental expense for all operating leases related to continuing operations totaled $1,319,664, $1,143,594 and $1,380,792 for fiscal 2004, 2003 and 2002, respectively.

Commercial Letters of Credit—The Company has no amounts outstanding under commercial import letters of credit as of September 30, 2004 and 2003. Letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $1,000,000 and $750,000, available at September 30, 2004 and 2003, respectively, which is included in the availability under the unsecured credit agreement at September 30, 2004.

Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations, or cash flows of the Company.

9.	PROFIT SHARING PLANS

The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of an employee’s contribution. Profit sharing plan expense relating to the defined contribution profit sharing 401(k) plan related to continuing operations totaled $240,861, $209,132 and $122,158 for fiscal 2004, 2003 and 2002, respectively.

10.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2004 and 2003, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan currently reserves 300,000 shares of common stock for grants to selected employees through April 30, 2013 and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. During fiscal 2004, 2003 and 2002, options to purchase 37,000, 51,200 and 90,500 shares, respectively, of voting common stock were granted.

The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. Prior to the 2004 Plan, the Company had a similar plan that was created in 1993 (“1993 Plan”) that expired in March 2004. During each of the fiscal years 2004, 2003 and 2002, options to purchase 15,000 shares of voting common stock were granted under the 1993 and 2004 plan.

The following information summarizes the shares subject to options:

				Weighted Average Exercise
	Number of Shares			Price per share
	2004	2003	2002	2004	2003	2002
Options outstanding —beginning of year	453,700	454,400	443,400	$7.51	$7.87	$8.23
Granted	52,000	66,200	105,500	6.24	5.27	6.64
Terminated	(5,300)	(66,900)	(94,500)	7.70	7.82	8.14

Options outstanding — end of year	500,400	453,700	454,400	7.39	7.51	7.87

Options exercisable — end of year	409,700	395,367	328,233	7.71	7.77	7.97

Reserved for future options at September 30	398,200	300,000

          The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2004:

	Number of Shares			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$4.50 - 7.00	182,850	3.6 years	$6.65	162,017	$6.67
7.00 - 10.00	317,550	4.1 years	7.82	247,683	8.40

4.50 - 10.00	500,400	3.9 years	7.39	409,700	7.71

In the pro forma calculations as included in Note 1, the weighted average fair value of options granted during 2004, 2003 and 2002 was estimated at $4.02, $3.30 and $3.32 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	3.5%-3.7%	3.5%-5.0%	4.3%-5.2%
Expected volatility	70.0%	70.0%	50.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option life, standard option (years)	7.0	7.0	7.0

In fiscal 2001, the Company received notes from various employees to facilitate the exercise of employee stock options. The notes receivable with recourse included interest at 5% to 8.5% payable annually. The notes were repaid in 2003. In fiscal 2004, no employee stock options were exercised.

11.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement was automatically renewed as it was not terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $319,320, $304,114 and $289,633 for fiscal 2004, 2003 and 2002, respectively.

As discussed in footnote 8 “Commitments and Contingencies,” the Company leases facilities from a partnership composed of current and former shareholders.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	2004	2003	2002
Interest paid	$44,460	$234,103	$461,226

Income taxes paid, net of refunds	$200,000	$250,695	$363,350

13.	MAJOR CUSTOMER AND SEGMENT INFORMATION

Two significant customers, which are large multi-national consumer products companies, accounted for the following percentage of total sales:

	2004	2003	2002
Contract manufacturing segment:
Customer A	13%	33%	39%
Customer B	41%	3%

The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Such market segment information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs. During fiscal 2003, the Company sold the Paint Sundries segment. The assets associated with the discontinued operations are included in the corporate and other segment for fiscal 2002.

	Contract	Business	Corporate
Fiscal 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$53,688,358	$24,166,137		$77,854,495
Gross profit	5,099,202	2,590,955		7,690,157
Operating income (loss)	2,275,640	1,288,326	$(874,702)	2,689,264
Depreciation and amortization expense	1,226,933	495,590	678,080	2,400,603
Capital expenditures	4,089,369	284,325		4,373,694
Assets:
Inventories	$7,209,879	$2,415,084		$9,624,963
Property, plant and equipment — net	12,878,285	2,902,613	$548,437	16,329,335
Accounts receivable and other (including goodwill)	13,861,673	5,989,291	1,177,290	21,028,254

Total assets	$33,949,837	$11,306,988	$1,725,727	$46,982,552

	Contract	Business	Corporate
Fiscal 2003	Manufacturing	Imaging	and Other		Consolidated
Net sales	$30,005,732	$25,344,795	$(143,869)		$55,206,658
Gross profit	4,977,156	2,981,962	(217,568)		7,741,550
Operating income (loss)	2,277,014	911,188	(773,579	)(1)	2,414,622
Depreciation and amortization expense	1,077,267	554,733	1,180,471		2,812,471
Capital expenditures	2,269,674	102,872			2,372,546
Assets:
Inventories	$1,975,398	$1,915,685			$3,891,083
Property, plant and equipment — net	10,031,794	3,134,751	$1,152,362		14,318,907
Accounts receivable and other (including goodwill)	8,932,255	6,565,306	4,318,208		19,815,769

Total assets	$20,939,447	$11,615,742	$5,470,570		$38,025,759

	Contract	Business		Corporate
Fiscal 2002	Manufacturing	Imaging		and Other	Consolidated
Net sales	$27,848,224	$23,161,145		$(575,340)	$50,434,029
Gross profit	4,695,116	1,872,380		(114,254)	6,453,242
Operating income (loss)	2,271,070	(1,929,724	)(2)	734,819 (1)	1,076,165
Depreciation and amortization expense	1,093,244	804,144		1,030,600	2,927,988
Capital expenditures	839,848	35,203		224,312	1,099,363
Assets:
Inventories	$1,490,516	$2,175,432		$3,021,152	$6,687,100
Property, plant and equipment — net	8,950,575	3,775,801		3,578,472	16,304,848
Accounts receivable and other (including goodwill)	7,240,292	5,930,757		11,004,146	24,175,195

Total assets	$17,681,383	$11,881,990		$17,603,770	$47,167,143

(1)	Amounts include employee severance costs of $333,114 and $209,324 for fiscal years 2003 and 2002, respectively.

(2)	Amount includes facility closing costs of $434,882, facility restructuring costs of $232,958, and asset write-downs of $547,562.

Pursuant to authorization by the Board of Directors, the Company formalized a plan in March 2003 to relocate the accounting and information technology departments from the Dallas, Texas location to the Green Bay, Wisconsin Corporate office. As a result, the Company provided one-time termination benefits payable August 31, 2003 for employees in the Dallas office. The liability for the termination benefits was recognized ratably over the future service period as required by SFAS No. 146. Severance costs also included costs related to the elimination of several salary positions. The 2002 expense relates primarily to severance pursuant to an employment agreement with a former executive. Severance costs incurred and paid for the fiscal year 2003 were $333,114. There were no employee related severance costs in 2004.

In fiscal 2002, the Company announced plans to close its Dallas, Texas operations and, at September 30, 2002, accrued the estimated property write-downs, building and equipment abandonment, and other related costs. In fiscal 2003, the closure was completed, the estimated liabilities were paid substantially as accrued, and there is no remaining liability as of September 30, 2003. There were no facility closing costs during 2004.

14.	DISCONTINUED OPERATIONS

On January 27, 2003, the Company’s Board of Directors approved a plan to dispose of the operations of the Paint Sundries segment. The Company sold the assets and business of the Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost Manufacturing Company and the Manning, South Carolina manufacturing facility. Accordingly, the operating results of the Paint Sundries segment have been reported separately from continuing operations and reported as a separate line item in the consolidated statement of operations. The Company has also restated its 2002 consolidated statements of operations to present the earnings of the Paint Sundries segment as a discontinued operation. Interest expense was not allocated to the discontinued segment. The Company recorded a $0.4 million loss ($0.2 million after tax) on the sale of the Paint Sundries segment which includes a $0.1 million gain on the sale of assets offset by $0.5 million of fees and expenses associated with the sale. The Company provided certain accounting and information technology services to Trimaco, LLC from the date of the sale to October 15, 2003 for an agreed upon fee.

In finalizing the income taxes applicable to the disposition of the Paint Sundries segment in connection with the filing of the tax return, the Company changed estimates regarding income taxes payable related to the sale. The change in estimate is reflected in discontinued operations as a reduction of income tax expense of $0.4 million all of which was recorded in the fourth fiscal quarter when the tax return was filed.

Operating results from discontinued operations were as follows:

	2003	2002
Net sales	$9,698,802	$25,222,910
Loss before income taxes	(379,240)	(1,497,008)
Income tax benefit	154,596	385,622

Loss from discontinued operations	$(224,644)	$(1,111,386)

          The components of disposed assets and liabilities were as follows:

Accounts receivable — net	$4,872,707
Inventory — net	3,122,830
Equipment — net	328,090
Building — net	2,448,916
Goodwill	3,133,638
Other assets	292,500
Accounts payable	(1,848,388)
Other accruals	(281,959)

Total net book value of disposed assets	$12,068,334

* * * * * *