Form 10-Q
period 2004-12-31
TUFCO TECHNOLOGIES INC
filed 2005-02-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes ☐	No ☒

     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2005

Common Stock, par value $0.01 per share	4,582,344

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	September 30,
	(Unaudited)	2004*
Assets

CURRENT ASSETS:
Cash and cash equivalents	$8,770	$7,692
Accounts receivable, net	9,450,096	12,639,389
Inventories	10,759,501	9,624,963
Prepaid expenses and other current assets	440,617	158,856
Deferred income taxes	618,588	618,588

Total current assets	21,277,572	23,049,488

PROPERTY, PLANT AND EQUIPMENT-Net	15,763,755	16,329,335
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	334,200	392,154

TOTAL	$44,587,102	$46,982,552

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$5,662,965	$5,917,351
Accrued payroll, vacation and payroll taxes	614,161	863,368
Other current liabilities	531,311	865,923
Income taxes payable	934,008	981,077

Total current liabilities	7,742,445	8,627,719

LONG-TERM DEBT-Less current portion	500,000	2,500,000
DEFERRED INCOME TAXES	487,466	405,640

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,706,341 shares issued	47,063	47,063
Additional paid-in capital	25,088,631	25,088,631
Retained earnings	11,552,882	11,144,884
Treasury stock, 123,997 common shares at cost	(831,385)	(831,385)

Total stockholder’s equity	35,857,191	35,449,193

TOTAL	$44,587,102	$46,982,552

See notes to condensed consolidated financial statements.

*Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2004	2003
NET SALES	$20,003,989	$13,045,610
COST OF SALES	18,552,885	11,471,671

GROSS PROFIT	1,451,104	1,573,939

OPERATING EXPENSES:
Selling, general & administrative	1,177,984	1,119,009
(Gain) loss on sale of property, plant and equipment	(415,781)	3,029

OPERATING INCOME	688,901	451,901
OTHER INCOME (EXPENSE):
Interest expense	(13,520)	(14,885)
Interest income and other income (expense)	14,184	(378)

INCOME BEFORE INCOME TAXES	689,565	436,638
INCOME TAX EXPENSE	281,567	184,248

NET INCOME	$407,998	$252,390

BASIC EARNINGS PER SHARE:
Net Income	$0.09	$0.05

DILUTED EARNINGS PER SHARE:
Net Income	$0.09	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,582,344	4,582,344
Diluted	4,615,317	4,589,852

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED December 31,
	2004	2003
OPERATING ACTIVITIES:
Net Income	$407,998	$252,390
Noncash items in net income:

Depreciation and amortization of property, plant and equipment	510,132	556,786
Amortization	5,286	23,369
Deferred income taxes	81,826	—
(Gain) loss on sale of property, plant and equipment	(415,781)	3,029
Changes in operating working capital:
Accounts receivable	3,189,293	2,096,237
Inventories	(1,134,538)	(1,597,362)
Prepaid expenses and other assets	(229,093)	(192,789)
Accounts payable	(254,386)	631,053
Accrued and other current liabilities	(488,819)	(408,424)
Income taxes payable/receivable	(47,069)	(12,425)

Net cash provided by operating activities	1,624,849	1,351,864

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(85,813)	(810,016)
Proceeds from disposition of property, plant and equipment	462,042	18,020

Net cash provided (used) by investing activities	376,229	(791,996)

FINANCING ACTIVITIES:
Repayment of long-term debt	(2,500,000)	—
Borrowings of long-term debt	500,000	—

Net cash used in financing activities	(2,000,000)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,078	559,868
CASH AND CASH EQUIVALENTS:
Beginning of period	7,692	2,930,416

End of period	$8,770	$3,490,284

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$95,000	—

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and months ended December 31, 2004 and 2003
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc., (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2004 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2004 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 32,973 and 7,508 shares for the three months ended December 31, 2004 and 2003, respectively. During the three months ended December 31, 2004 and 2003, options to purchase 156,750 shares and 364,967 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

Notes to condensed consolidated financial statements—(continued)

Stock Based Compensation

Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, for the three months ended December 31, 2004 and 2003.

	Three Months Ended December 31,
	2004	2003
Net income as reported,	$407,998	$252,390
less total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(19,086)	(17,700)

Pro forma net income	$388,912	$234,690

Earnings per share:
Basic – as reported	$0.09	$0.05
Basic – pro forma	$0.08	$0.05

Diluted – as reported	$0.09	$0.05
Diluted – pro forma	$0.08	$0.05

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS (R)). FSAS (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company is required to adopt SFAS (R) in the fourth quarter of 2005. SFAS (R) applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. The Company is currently evaluating the effect of SFAS (R) on its financial statements and related disclosures.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. The Company is currently evaluating the effect of SFAS 151 on its financial statements and related disclosures.

Notes to condensed consolidated financial statements—(continued)

3.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2004	2004
Raw materials	$8,892,334	$7,941,894
Finished goods	1,867,167	1,683,069

Total inventories	$10,759,501	$9,624,963

4.	Segment Information

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
December 31, 2004	Manufacturing	Imaging	and Other	Consolidated
Net Sales	$14,227,469	$5,776,520	$—	$20,003,989

Gross Profit	1,297,512	532,189	(378,597)	1,451,104

Operating Income	236,203	(97,882)	550,580	688,901

Depreciation and amortization expense	350,885	81,044	78,204	510,133

Capital expenditures	77,308	8,505	—	85,813

Assets:
Inventories	8,636,441	2,123,060	—	10,759,755
Property, plant and equipment-net	12,543,802	2,826,317	393,636	15,763,755
Accounts receivable and other (including goodwill)	10,798,102	5,605,313	1,660,431	18,063,846

Total assets	$31,978,345	$10,554,690	$2,054,067	$44,587,102

Three Months Ended	Contract	Business	Corporate
December 31, 2003	Manufacturing	Imaging	and Other	Consolidated
Net Sales	$6,982,195	$6,063,415	$—	$13,045,610

Gross Profit	1,103,449	938,873	(468,383)	1,573,939

Operating Income	105,072	237,076	109,753	451,901

Depreciation and amortization expense	260,557	129,527	190,051	580,155

Capital expenditures	741,412	68,604	—	810,016

Assets:
Inventories	2,879,589	2,608,856	—	5,488,445
Property, plant and equipment-net	10,491,582	3,073,827	985,679	14,551,088
Accounts receivable and other (including goodwill)	7,250,149	6,011,995	5,186,676	18,448,820

Total assets	$20,621,320	$11,694,678	$6,172,355	$38,488,353

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information:

The Company, which is ISO certified, has manufacturing operations in Green Bay, WI and Newton, NC. The Company’s corporate headquarters, including corporate support services, are located in Green Bay, WI.

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

The Company provides integrated production services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality and microbiological process management and manufactures and distributes business imaging paper products.

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period
	December 31,		Change
	2004	2003	$	%
Net Sales	$20,004	$13,046	$6,958	53

Gross Profit	1,451	1,574	(123)	(8)
	7.3%	12.1%

Operating Expenses	762	1,122	(360)	(32)
	3.8%	8.6%

Operating Income	689	452	237	52
	3.4%	3.5%

Interest Expense	14	15	(1)	(7)
	0.1%	0.1%

Income Before Income Taxes	690	437	253	58
	3.4%	3.3%

Income Tax Expense	282	184	98	53
	1.4%	1.4%

Net Income	$408	$252	156	62
	2.0%	1.9%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Continued

	Three Months Ended
	December 31,
	2004		2003
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract manufacturing and printing	$14,227	71%	$6,982	54%	$7,245	104%
Business Imaging paper products	5,777	29	6,063	46	(286)	(5)

Net Sales	$20,004	100%	$13,045	100%	$6,959	53%

	2004		2003
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract manufacturing and printing	$1,298	9%	$1,103	16%	$195	18%
Business Imaging paper products	532	9	939	15	(407)	(43)

Gross Profit	$1,830	9%	$2,042	16%	$(212)	(10%)

Net Sales:

Consolidated net sales increased $6.9 million (53%) to $20.0 million in the first quarter of fiscal 2005, when compared to the same period last year. This is due to an increase of $7.2 million (104%) in the Contract Manufacturing segment and a decrease of $0.3 million (5%) in the Business Imaging segment.

In Contract Manufacturing, some customers furnish raw materials and others request the Company to purchase raw materials and pass the cost through the sales price. In the first quarter of fiscal 2005, more customers requested that the Company purchase raw materials and, in comparison to the first quarter of fiscal 2004, this contributed $6.9 million of the $7.2 million increase in revenue. The decrease in revenue in the Business Imaging segment was primarily due to the loss of several significant national accounts, which represented approximately $0.7 million for fiscal 2004 revenues.

Gross Profit:

Consolidated gross profit decreased $0.1 million (8%) for the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004. The Contract Manufacturing segment increased $0.2 million (18%) due to revenue generated by increased toll sales somewhat offset by increased labor costs and depreciation. Toll sales are revenues which do not include a pass through of material costs. Gross profit declined $0.4 million (43%) in Business Imaging primarily due to increased raw material costs and competitive pricing pressures.

Operating Expenses:

Operating expenses increased $59,000 for the first quarter of fiscal 2005 when compared to the same period of fiscal 2004. Increases in salaries and benefits of $73,000, outside MIS service of $10,000, franchise tax expense of $34,000 and bad debt expense of $45,000, were offset by decreases in depreciation of $88,000 and sales commissions of $16,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

Interest Expense and Other Income (Expense)-net:

Interest expense decreased $1,000 to $14,000 compared to last year due to lower average debt outstanding.

Net Income:

The Company reported net income of $0.4 million (per share: $0.09 basic and diluted) for first quarter of fiscal 2005, versus net income of $0.3 million (per share: $0.05 basic and diluted) for the same period one year ago.

Liquidity and Capital Resources:

The Company generated $1.6 million in cash from operations through the first three months of fiscal 2005, compared to cash provided by operations of $1.4 million for the same period last year. Increases in inventories ($1.1 million) primarily represented materials purchased for new projects. More customers are requesting the Company purchase materials rather than supplying them. Increased cash resulted from a reduction of accounts receivable ($3.2 million). Accounts Payable decreased ($0.3 million) in the first three months of fiscal 2005, compared to the same period last year.

During the third quarter of fiscal 2004, the Company announced it had entered into a definitive agreement to sell its thermal bond laminator for $475,000. In connection with such agreement, the Company received a $95,000 non-refundable deposit. The sale was completed in the first quarter of fiscal 2005. Consistent with accounting principles for revenue recognition, the Company accounted for and reported a gain of approximately $416,000 (which includes the non-refundable deposit) from this sale when it was completed in the first quarter of fiscal 2005.

Net cash provided by investing activities was $0.4 million for the first three months of fiscal 2005, resulting primarily from the sale of the thermal bond laminator mentioned above. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. To satisfy the manufacturing requirements of the new contracts, in fiscal 2004 the Company completed a capital equipment expansion program aggregating approximately $3.6 million.

Net cash used in financing activities was ($2.0) million for the first three months of fiscal 2005, resulting primarily from repayments of outstanding indebtedness.

The Company’s prior credit facility expired June 1, 2004. The Company replaced this facility with a new unsecured, $10.0 million facility (the “Credit Facility”). This transaction was completed in May 2004 and is effective through May 2007.

As of February 14, 2005, the Company had approximately $10.0 million available under the revolving credit line pursuant to the Credit Facility. According to the terms of the Credit Facility, the Company is required to maintain certain financial and operational covenants. As of December 31, 2004, the Company was in compliance with all of its debt covenants under the Credit Facility.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-–Continued

Critical Accounting Policies:

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 17-18 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2004. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.

Off Balance Sheet Arrangements:

The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K).

Forward Looking Statements:

Management’s discussion and analysis of financial condition and results of operations, including management’s discussion of the Company’s 2005 quarterly periods in comparison to fiscal 2004 contains forward-looking statements regarding current expectations, risks and uncertainties for fiscal 2005 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the contract manufacturing, specialty printing services, imaging paper products, significant changes in the cost of base paper stock, competition in the Company’s product areas, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 19 in Item 7A, Quantative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2004. Management believes that as of December 31, 2004, there has been no material change to this information.

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 4. Controls and Procedures—Continued

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2004.

There have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TUFCO TECHNOLOGIES, INC.
Date: February 14, 2005	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: February 14, 2005	/s/ Michael B. Wheeler
Michael B. Wheeler
Vice President and Chief Financial Officer