Form 10-Q
period 2005-03-31
TUFCO TECHNOLOGIES INC
filed 2005-05-13
CIK 895329

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2005

Common Stock, par value $0.01 per share	4,555,144

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	September 30,
	(Unaudited)	2004*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,897	$7,692
Accounts receivable - net	9,728,768	12,639,389
Inventories	10,970,087	9,624,963
Prepaid expenses and other current assets	281,364	158,856
Deferred income taxes	618,588	618,588

Total current assets	21,604,704	23,049,488

PROPERTY, PLANT AND EQUIPMENT-Net	15,649,402	16,329,335
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	331,345	392,154

TOTAL	$44,797,026	$46,982,552

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$5,875,739	$5,917,351
Accrued payroll, vacation and payroll taxes	584,250	863,368
Other current liabilities	519,825	865,923
Income taxes payable	1,014,606	981,077

Total current liabilities	7,994,420	8,627,719

LONG-TERM DEBT-Less current portion	500,000	2,500,000
DEFERRED INCOME TAXES	487,466	405,640

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,706,341 shares issued	47,063	47,063
Additional paid-in capital	25,088,631	25,088,631
Retained earnings	11,692,383	11,144,884
Treasury stock, 151,197 and 123,997 common shares at cost, respectively	(1,012,937)	(831,385)

Total stockholders’ equity	35,815,140	35,449,193

TOTAL	$44,797,026	$46,982,552

See notes to condensed consolidated financial statements.
* Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2005	2004	2005	2004
NET SALES	$21,215,449	$20,198,871	$41,219,438	$33,244,481
COST OF SALES	19,823,989	18,333,277	38,376,874	29,804,948

GROSS PROFIT	1,391,460	1,865,594	2,842,564	3,439,533

OPERATING EXPENSES:
Selling, general & administrative	1,157,932	1,298,241	2,335,916	2,417,250
(Gain) loss on sale of property, plant and equipment	—	(1,681)	(415,781)	1,348

OPERATING INCOME	233,528	569,034	922,429	1,020,935
OTHER INCOME (EXPENSE):
Interest expense	(8,058)	(14,022)	(21,578)	(28,907)
Interest income and other income	5,324	7,871	19,508	7,494

INCOME BEFORE INCOME TAXES	230,794	562,883	920,359	999,522
INCOME TAX EXPENSE	91,293	241,086	372,860	425,335

NET INCOME	$139,501	$321,797	$547,499	$574,187

BASIC EARNINGS PER SHARE:
Net Income	$0.03	$0.07	$0.12	$0.13

DILUTED EARNINGS PER SHARE:
Net Income	$0.03	$0.07	$0.12	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,573,277	4,582,344	4,577,811	4,582,344
Diluted	4,598,096	4,604,783	4,606,707	4,597,317

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2005	2004

OPERATING ACTIVITIES
Net income	$547,499	$574,187
Noncash items in net income

Depreciation and amortization of property, plant and equipment	1,018,122	1,122,273
Amortization	10,572	46,738
Deferred income taxes	81,826	—
(Gain) loss on sale of property, plant and equipment	(415,781)	1,348
Changes in operating working capital:
Accounts receivable	2,910,621	(3,718,122)
Inventories	(1,345,124)	(3,123,619)
Prepaid expenses and other assets	(72,271)	(119,983)
Accounts payable	(41,612)	3,919,168
Accrued and other current liabilities	(530,216)	16,170
Income taxes payable	33,529	223,022

Net cash provided (used) by operating activities	2,197,165	(1,058,818)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(479,450)	(2,314,097)
Proceeds from disposals of property, plant and equipment	462,042	19,701

Net cash used by investing activities	(17,408)	(2,294,396)

FINANCING ACTIVITIES
Borrowings of short-term debt	—	1,421,554
Increase in restricted cash	—	(750,096)
Repayment of long-term debt	(2,500,000)	—
Borrowings of long-term debt	500,000	—
Purchase of common stock	(181,552)	—

Net cash (used) provided by financing activities	(2,181,552)	671,458

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,795)	(2,681,756)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,692	2,930,416

End of period	$5,897	$248,660

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$95,000	—

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended March 31, 2005 and 2004
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and six-month period ended March 31, 2005 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2004 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2004 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 24,819 and 22,439 shares for the three months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005 and 2004, the common stock equivalents from dilutive stock options outstanding were 28,896 and 14,973, respectively. During the three months ended March 31, 2005 and 2004, options to purchase 257,200 and 223,700 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the six months ended March 31, 2005 and 2004, options to purchase 206,975 and 294,333 shares, respectively, were excluded from the diluted earnings per share computation.

Stock Based Compensation

Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on net income and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, for the three months and six months ended March 31, 2005 and 2004.

Notes to condensed consolidated financial statements—(continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income as reported	$139,501	$321,797	$547,499	$574,187

Less total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(77,268)	(68,628)	(96,354)	(88,650)

Pro forma net income	$62,233	$253,169	$451,145	$485,537

Earnings per share:
Basic - as reported	$0.03	$0.07	$0.12	$0.13
Basic - pro forma	$0.01	$0.06	$0.10	$0.11

Diluted - as reported	$0.03	$0.07	$0.12	$0.12
Diluted - pro forma	$0.01	$0.05	$0.10	$0.11

Pro forma net income for the three and six months ended March 31, 2005 includes $58,182 after tax of compensation expense for retirement eligible stock option participants. Stock compensation expense for retirement eligible participants is reported in pro forma net income when the options are granted in accordance with the provisions of the Plan. Previously, we reported compensation expense for these participants over the vesting period.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company is required to adopt SFAS 123(R) in the first quarter of 2006. SFAS 123(R) applies to all awards granted after October 1, 2005 and to previously-granted awards unvested as of the adoption date. The Company is currently evaluating the effect of SFAS 123(R) on its financial statements and related disclosures.

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

Notes to condensed consolidated financial statements—(continued)

3.	Inventories

Inventories consist of the following:

	March 31,	September 30,
	2005	2004
Raw materials	$9,207,851	$7,941,894
Finished goods	1,762,236	1,683,069

Total inventories	$10,970,087	$9,624,963

4.	Stock Repurchase Plan

In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan will terminate in December, 2005. A total of 27,200 shares were purchased under the plan as of March 31, 2005.

5.	Segment Information

The Company manufactures and distributes business forms, custom paper-based non-woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segments aligned with the Company’s products and services. Such market information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$15,328,405	$5,887,044	$—	$21,215,449

Gross profit	890,690	500,770	—	1,391,460

Operating income (loss)	723,168	421,890	(911,530)	233,528

Depreciation and amortization expense	358,035	81,816	73,425	513,276

Capital expenditures	317,610	76,027	—	393,637

Assets:
Inventories	8,922,483	2,047,604	—	10,970,087
Property, plant and equipment-net	12,503,477	2,820,528	325,397	15,649,402
Accounts receivable and other (including goodwill)	11,183,038	5,734,047	1,260,452	18,177,537

Total assets	$32,608,998	$10,602,179	$1,585,849	$44,797,026

Three Months Ended	Contract	Business	Corporate
March 31, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$14,151,617	$6,047,254	$—	$20,198,871

Gross profit	1,180,098	685,496	—	1,865,594

Operating income (loss)	552,293	303,334	(286,593)	569,034

Depreciation and amortization expense	277,989	129,029	181,838	588,856

Capital expenditures	1,489,726	14,355	—	1,504,081

Assets:
Inventories	4,787,451	2,227,251	—	7,014,702
Property, plant and equipment-net	11,703,318	2,959,153	827,211	15,489,682
Accounts receivable and other (including goodwill)	13,211,453	6,070,322	2,393,701	21,675,476

Total assets	$29,702,222	$11,256,726	$3,220,912	$44,179,860

Notes to condensed consolidated financial statements—(continued)

Six Months Ended	Contract	Business	Corporate
March 31, 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$29,555,874	$11,663,564	$—	$41,219,438

Gross profit	1,964,830	877,734	—	2,842,564

Operating income (loss)	1,182,742	479,233	(739,546)	922,429

Depreciation and amortization expense	708,920	162,860	156,914	1,028,694

Capital expenditures	394,918	84,532	—	479,450

Six Months Ended	Contract	Business	Corporate
March 31, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$21,133,812	$12,110,669	$—	$33,244,481

Gross profit	2,007,201	1,432,333	—	3,439,533

Operating income (loss)	933,711	732,446	(645,222)	1,020,935

Depreciation and amortization expense	538,566	258,556	371,889	1,169,011

Capital expenditures	2,231,138	82,959	—	2,314,097

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

The Company provides integrated production services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality and microbiological process management, and manufactures and distributes business imaging paper products.

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2005	2004	$	%	2005	2004	$	%
Net Sales	$21,215	$20,199	1,016	5	$41,219	$33,244	7,975	24

Gross Profit	1,391	1,866	(475)	(25)	2,843	3,440	(597)	(17)
	6.6%	9.2%			6.9%	10.3%

Operating Expenses	1,158	1,297	(139)	(11)	1,920	2,419	(499)	(21)
	5.5%	6.4%			4.7%	7.3%

Operating Income	234	569	(335)	(59)	922	1,021	(99)	(10)
	1.1%	2.8%			2.2%	3.1%

Interest Expense	8	14	(6)	(43)	22	29	(7)	(24)
	0.04%	0.1%			0.1%	0.1%

Income Before Income Taxes	231	563	(332)	(59)	920	1,000	(80)	(8)
	1.1%	2.8%			2.2%	3.0%

Income Tax Expense	91	241	(150)	(62)	373	425	(52)	(12)
	0.4%	l.2%			0.9%	1.3%

Net Income	$140	$322	(182)	(57)	$547	$574	(27)	(5)
	0.7%	1.6%			1.3%	1.7%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Continued

	Three Months Ended
	March 31,
	2005		2004
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$15,328	72%	$14,152	70%	$1,176	8%
Business Imaging paper products	5,887	28	6,047	30	(160)	(3%)

Net Sales	$21,215	100%	$20,199	100%	$1,016	5%

	2005		2004
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$891	6%	$1,180	8%	$(289)	(24%)
Business Imaging paper products	501	9%	685	11%	(184)	(27%)

Gross Profit	$1,392	7%	$1,865	9%	$(473)	(25%)

	Six Months Ended
	March 31,
	2005		2004
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$29,556	72%	$21,134	64%	$8,422	40%
Business Imaging paper products	11,663	28	12,110	36	(447)	(4%)

Net Sales	$41,219	100%	$33,244	100%	$7,975	24%

	2005		2004
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,965	7%	$2,007	9%	$(42)	(2%)

Business Imaging paper products	878	8%	1,432	12%	(554)	(39%)

Gross Profit	$2,843	7%	$3,439	10%	$(596)	(17%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Net Sales:

Consolidated net sales increased $1.0 million (5%) to $21.2 million in the second quarter of fiscal 2005, when compared to the same period last year. This is due to an increase of $1.2 million (8%) in the Contract Manufacturing segment and a decrease of $0.2 million (3%) in the Business Imaging segment.

In Contract Manufacturing, some customers furnish raw materials and others request the Company to purchase raw materials and pass the cost through the sales price. In the second quarter of fiscal 2005, more customers requested that the Company purchase raw materials and, in comparison to the second quarter of fiscal 2004, this resulted in an increase of $2.2 million in revenue. The decrease in revenue in the Business Imaging segment was primarily due to the loss of several significant national accounts which represented approximately $0.5 million for the first six months of fiscal 2004.

For the six months ended March 31, 2005, sales increased $7.9 million, of which $6.9 million occurred in the first quarter.

Gross Profit:

Consolidated gross profit decreased $475,000 (25%) for the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004. The Contract Manufacturing segment decreased $0.3 million (24%) due to lower toll revenue of $1.0 million, offset by decreases in labor costs of $0.6 million and manufacturing supplies of $0.1 million. Tolls are revenue which do not include a pass through of material costs. Gross profit declined $0.2 million (27%) in Business Imaging primarily due to increased raw material costs and competitive pricing pressures.

For the six months ended March 31, 2005, gross profit decreased $597,000 (17%) when compared to the same period last year. Contract Manufacturing was relatively flat when comparing the two periods and Business Imaging decreased $554,000 (39%), primarily due to the inability to pass along increased raw material costs to customers due to competitive pricing pressures.

Operating Expenses:

Operating expenses decreased $139,000 (11%) for the second quarter of fiscal 2005 when compared to the same period of fiscal 2004, primarily related to decreases in depreciation of $86,000, and salaries and wages of $52,000. For the first six months of fiscal 2005, operating expenses decreased $499,000 (21%) compared to the first six months of fiscal 2004, due to the gain on sale of the Company’s thermal bond laminator of $416,000, decreases in office and computer supplies of $47,000 and maintenance contracts of $28,000.

Interest Expense and Other Income (Expense) net:

Interest expense decreased $6,000 to $8,000 for the second quarter of fiscal 2005 compared to last year and decreased $7,000 in comparing the six months, due to lower average debt outstanding.

Net Income:

The Company reported net income of $0.1 million (per share: $0.03 basic and diluted) for the second quarter of fiscal 2005, versus net income of $0.3 million (per share: $0.07 basic and diluted) for the same period one year ago.

For the six months ended March 31, 2005, net income was $0.5 million (per share: $0.12 basic and diluted) compared to net income of $0.6 million (per share: $0.13 basic and $0.12 diluted) for the first six months of fiscal 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Liquidity and Capital Resources:

The Company generated $2.2 million in cash from operations through the first six months of fiscal 2005, compared to cash used by operations of $1.1 million for the same period last year. Increases in inventories ($1.3 million) primarily represented inventory builds based on anticipated customer requirements. More customers are requesting the Company purchase materials rather than the customer supplying them. Increased cash resulted from a reduction of accounts receivable ($2.9 million). Accounts Payable decreased ($42,000) in the first six months of fiscal 2005, compared to the same period last year.

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

Net cash used by investing activities was $17,000 for the first six months of fiscal 2005, resulting from additions to property, plant and equipment of $479,000, offset by the sale of the thermal bond laminator mentioned above. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. To satisfy the manufacturing requirements of the new contracts, in fiscal 2004 the Company completed a capital equipment expansion program aggregating approximately $3.6 million.

Net cash used in financing activities was $2.2 million for the first six months of fiscal 2005, resulting primarily from repayments of outstanding indebtedness. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock. The purchase plan will terminate in December, 2005. A total of 27,200 shares were purchased for $0.2 million under the plan as of March 31, 2005.

The Company’s prior credit facility expired June 1, 2004. The Company replaced this facility with a new unsecured, $10.0 million facility (the “Credit Facility”). This transaction was completed in May 2004 and is effective through May 2007.

As of May 13, 2005, the Company had approximately $9.5 million available under the revolving credit line pursuant to the Credit Facility. According to the terms of the Credit Facility, the Company is required to maintain certain financial and operational covenants. As of March 31, 2005, the Company was in compliance with all of its debt covenants under the Credit Facility.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

Stock Repurchase Plan:

In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan will terminate in December, 2005. A total of 27,200 shares were purchased under the plan as of March 31, 2005. See Part II, Item 2 of this Report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Critical Accounting Policies:

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 17-18 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K, filed with the SEC for the fiscal year ended September 30, 2004. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.

Off Balance Sheet Arrangements:

The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K).

Forward Looking Statements:

Management’s discussion and analysis of financial condition and results of operations, including management’s discussion of the Company’s 2005 quarterly periods in comparison to fiscal 2004 contains forward-looking statements regarding current expectations, risks and uncertainties for fiscal 2005 and beyond. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, the general economic and business conditions affecting the contract manufacturing, specialty printing services, imaging paper products, significant changes in the cost of base paper stock, competition in the Company’s product areas, changes in demand for customer products, or an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 19 in Item 7A, Quantative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2004. Management believes that as of March 31, 2005, there has been no material change to this information.

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

ITEM 4. Controls and Procedures—Continued

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2005.

There have been no changes in the Company’s internal control over financial reporting during the second fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended March 31, 2005.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
March
(3/14/05 – 3/31/05)	27,200	$6.66	27,200	272,800

Total	27,200	$6.66	27,200

In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan will terminate in December, 2005. A total of 27,200 shares were purchased under the plan as of March 31, 2005.

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

TUFCO TECHNOLOGIES, INC.
Date: May 13, 2005	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: May 13, 2005	/s/ Michael B. Wheeler
Michael B. Wheeler
Vice President and Chief Financial Officer