Form 10-Q
period 2005-06-30
TUFCO TECHNOLOGIES INC
filed 2005-08-12
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2005

Common Stock, par value $0.01 per share	4,548,144

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	September 30,
	(Unaudited)	2004*
Assets

CURRENT ASSETS:
Cash and cash equivalents	$6,462	$7,692
Accounts receivable-net	9,086,722	12,639,389
Inventories	11,858,669	9,624,963
Prepaid expenses and other current assets	223,352	158,856
Deferred income taxes	618,588	618,588

Total current assets	21,793,793	23,049,488

PROPERTY, PLANT AND EQUIPMENT-Net	15,393,917	16,329,335
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	343,257	392,154

TOTAL	$44,742,542	$46,982,552

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$4,570,323	$5,917,351
Accrued payroll, vacation and payroll taxes	544,234	863,368
Other current liabilities	562,636	865,923
Income taxes payable	753,362	981,077

Total current liabilities	6,430,555	8,627,719

LONG-TERM DEBT-Less current portion	2,000,000	2,500,000
DEFERRED INCOME TAXES	487,466	405,640

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,706,341 shares issued	47,063	47,063
Additional paid-in capital	25,088,631	25,088,631
Retained earnings	11,745,184	11,144,884
Treasury stock, 158,197 and 123,997 common shares at cost, respectively	(1,056,357)	(831,385)

Total stockholders’ equity	35,824,521	35,449,193

TOTAL	$44,742,542	$46,982,552

See notes to condensed consolidated financial statements.

* Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		June 30,
	2005	2004	2005	2004
NET SALES	$18,612,243	$20,261,773	$59,831,681	$53,506,254
COST OF SALES	17,412,885	18,463,210	55,789,759	48,268,158

GROSS PROFIT	1,199,358	1,798,563	4,041,922	5,238,096

OPERATING EXPENSES:
Selling, general & administrative	1,140,497	1,207,482	3,476,413	3,624,732
(Gain) loss on sale of property, plant and equipment	(25,889)	1,870	(441,670)	3,218

OPERATING INCOME	84,750	589,211	1,007,179	1,610,146
OTHER INCOME (EXPENSE):
Interest expense	(23,760)	(28,436)	(45,338)	(57,343)
Interest income and other income	5,987	5,490	25,495	12,984

INCOME BEFORE INCOME TAXES	66,977	566,265	987,336	1,565,787
INCOME TAX EXPENSE	14,176	243,347	387,036	668,682

NET INCOME	$52,801	$322,918	$600,300	$897,105

BASIC EARNINGS PER SHARE:
Net Income	$0.01	$0.07	$0.13	$0.20

DILUTED EARNINGS PER SHARE:
Net Income	$0.01	$0.07	$0.13	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,549,811	4,582,344	4,568,477	4,582,344
Diluted	4,557,468	4,618,659	4,591,224	4,604,431
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net Income	$600,300	$897,105

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	1,506,385	1,725,021
Amortization	15,858	69,756
Deferred income taxes	81,826	—
(Gain) loss on sale of property, plant and equipment	(441,670)	3,218
Changes in operating working capital:
Accounts receivable	3,552,667	(1,810,341)
Inventories	(2,233,706)	(5,274,774)
Prepaid expenses and other assets	(31,457)	103,089
Accounts payable	(1,347,028)	2,754,099
Accrued and other current liabilities	(527,421)	34,888
Income taxes payable	(227,715)	441,578

Net cash provided (used) by operating activities	948,039	(1,056,361)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(871,339)	(3,625,256)
Proceeds from disposals of property, plant and equipment	647,042	19,701

Net cash used by investing activities	(224,297)	(3,605,555)

FINANCING ACTIVITIES
Repayment of long-term debt	(2,500,000)	(750,000)
Borrowings of long-term debt	2,000,000	2,750,000
Purchase of common stock	(224,972)	—

Net cash (used) provided by financing activities	(724,972)	2,000,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,230)	(2,661,916)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,692	2,930,416

End of period	$6,462	$268,500

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$95,000	$—
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended June 30, 2005 and 2004
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and nine-month period ended June 30, 2005 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2004 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2004 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 7,657 and 36,315 shares for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, the common stock equivalents from dilutive stock options outstanding were 22,746 and 22,087, respectively. During the three months ended June 30, 2005 and 2004, options to purchase 422,767 and 137,750 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the nine months ended June 30, 2005 and 2004, options to purchase 278,906 and 242,139 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

Stock Based Compensation

Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on net income and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, for the three months and nine months ended June 30, 2005 and 2004.

Notes to condensed consolidated financial statements—(continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$52,801	$322,918	$600,300	$897,105
Less total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(56,286)	(20,022)	(152,640)	(108,672)

Pro forma net income	$(3,485)	$302,896	$447,660	$788,433

Earnings per share:
Basic — as reported	$0.01	$0.07	$0.13	$0.20
Basic — pro forma	$0.00	$0.07	$0.10	$0.17

Diluted — as reported	$0.01	$0.07	$0.13	$0.19
Diluted — pro forma	$0.00	$0.07	$0.10	$0.17
Pro forma net income for the nine months ended June 30, 2005 includes $51,925 after tax of compensation expense for retirement eligible stock option participants. Stock compensation expense for retirement eligible participants is reported in pro forma net income when the options are granted in accordance with the provisions of the Plan. Previously, we reported compensation expense for these participants over the vesting period.
2. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company is required to adopt SFAS 123(R) in the first quarter of the Company’s 2006 fiscal year. SFAS 123(R) applies to all awards granted after October 1, 2005 and to previously-granted awards unvested as of the adoption date. The Company is evaluating the effect of SFAS 123(R) on its financial statements and related disclosures.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company is evaluating the effect of SFAS 151 on its financial statements and related disclosures.

Notes to condensed consolidated financial statements—(continued)
3.	Inventories

Inventories consist of the following:

	June 30,	September 30,
	2005	2004
Raw materials	$9,863,969	$7,941,894
Finished goods	1,994,700	1,683,069

Total inventories	$11,858,669	$9,624,963

4.	Stock Repurchase Plan

In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan will terminate in December, 2005. A total of 34,200 shares were purchased under the plan as of June 30, 2005.

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$12,380,342	$6,231,901	$—	$18,612,243

Gross profit	700,192	499,166	—	1,199,358

Operating income (loss)	110,812	308,985	(335,047)	84,750

Depreciation and amortization expense	346,794	76,484	70,271	493,549

Capital expenditures	370,966	10,150	10,773	391,889

Assets:
Inventories	9,397,856	2,460,813	—	11,858,669
Property, plant and equipment-net	12,528,048	2,595,083	270,786	15,393,917
Accounts receivable and other (including goodwill)	10,335,639	5,962,658	1,191,659	17,489,956

Total assets	$32,261,543	$11,018,554	$1,462,445	$44,742,542

Three Months Ended	Contract	Business	Corporate
June 30, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$14,436,680	$5,825,341	$(248)	$20,261,773

Gross profit	1,223,970	574,840	(248)	1,798,563

Operating income (loss)	491,881	300,927	(203,597)	589,211

Depreciation and amortization expense	324,978	125,794	174,994	625,766

Capital expenditures	1,298,425	12,734	—	1,311,159

Assets:
Inventories	7,038,028	2,127,829	—	9,165,857
Property, plant and equipment-net	12,686,291	2,834,720	675,212	16,196,223
Accounts receivable and other (including goodwill)	11,493,025	5,866,021	1,432,304	18,791,350

Total assets	$31,217,344	$10,828,570	$2,107,516	$44,153,430

Notes to condensed consolidated financial statements—(continued)

Nine Months Ended	Contract	Business	Corporate
June 30, 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$41,936,216	$17,895,465	$—	$59,831,681

Gross profit	2,665,022	1,376,900	—	4,041,922

Operating income (loss)	1,293,554	788,218	(1,074,593)	1,007,179

Depreciation and amortization expense	1,055,714	239,344	227,185	1,522,243

Capital expenditures	765,884	94,682	10,773	871,339

Nine Months Ended	Contract	Business	Corporate
June 30, 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$35,570,492	$17,936,010	$(248)	$53,506,254

Gross profit	3,231,171	2,007,173	(248)	5,238,096

Operating income (loss)	1,425,592	1,033,373	(848,519)	1,610,146

Depreciation and amortization expense	863,544	384,350	546,883	1,794,777

Capital expenditures	3,529,563	95,963	—	3,625,256

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Information:
The Company has manufacturing operations in Green Bay, WI, which is ISO certified, and Newton, NC. The Company’s corporate headquarters, including corporate support services, are located in Green Bay, WI.
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
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%
Net Sales	$18,612	$20,262	(1,650)	(8)	$59,832	$53,506	6,326	12

Gross Profit	1,199	1,798	(599)	(33)	4,042	5,238	(1,196)	(23)
	6.4%	8.9%			6.8%	9.8%

Operating Expenses	1,115	1,209	(94)	(8)	3,035	3,628	(593)	(16)
	6.0%	6.0%			5.1%	6.8%

Operating Income	85	589	(504)	(86)	1,007	1,610	(603)	(37)
	0.5%	2.9%			1.7%	3.0%

Interest Expense	24	28	(4)	(14)	45	57	(12)	(21)
	0.1%	0.1%			0.1%	0.1%

Income Before Income Taxes	67	566	(499)	(88)	987	1,566	(579)	(37)
	0.4%	2.8%			1.6%	2.9%

Income Tax Expense	14	243	(229)	(94)	387	669	(282)	(42)
	0.1%	1.2%			0.6%	1.3%

Net Income	$53	$323	(270)	(84)	$600	$897	(297)	(33)
	0.3%	1.6%			1.0%	1.7%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Continued

	Three Months Ended
	June 30,
	2005		2004
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$12,380	67%	$14,437	71%	$(2,057)	(14%)
Business Imaging paper products	6,232	33	5,825	29	407	7%

Net Sales	$18,612	100%	$20,262	100%	$(1,650)	(8%)

	2005		2004
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$700	6%	$1,223	8%	$(523)	(43%)
Business Imaging paper products	499	8%	575	10%	(76)	(13%)

Gross Profit	$1,199	6%	$1,798	9%	$(599)	(33%)

	Nine Months Ended
	June 30,
	2005		2004
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$41,936	70%	$35,570	66%	$6,366	18%
Business Imaging paper products	17,896	30	17,936	34	(40)	0%

Net Sales	$59,832	100%	$53,506	100%	$6,326	12%

	2005		2004
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$2,665	6%	$3,231	9%	$(566)	(18%)
Business Imaging paper products	1,377	8%	2,007	11%	(630)	(31%)

Gross Profit	$4,042	7%	$5,238	10%	$(1,196)	(23%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales decreased $1.7 million (8%) to $18.6 million in the third quarter of fiscal 2005, when compared to the same period last year. This is due to a decrease of $2.1 million (14%) in the Contract Manufacturing segment and an increase of $0.4 million (7%) in the Business Imaging segment.
In Contract Manufacturing, sales related to dry products were down $3.3 million due to a significant drop in customer demand. Laminating sales also decreased $0.6 million due to the sale of the thermal bond laminator, which was completed in the first quarter of fiscal 2005. This decrease was offset by an increase in sales of $1.9 million due to new products that were not in production in fiscal 2004. The increase in revenue in the Business Imaging segment was primarily due to an increase in distributor purchases and several new direct accounts that partially replaced the loss of several significant national accounts which represented approximately $0.7 million in revenue for the first nine months of fiscal 2004.
For the nine months ended June 30, 2005, sales increased $6.3 million to $59.8 million, of which $6.9 million occurred in the first fiscal quarter.
Gross Profit:
Consolidated gross profit decreased $0.6 million (33%) for the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004. The Contract Manufacturing segment decreased $0.5 million (43%) due to lower toll revenue of $0.9 million, offset by decreases in direct labor costs of $0.3 million and salaries and wages of $0.1 million. Toll revenue is revenue which does not include a pass through of material costs. Gross profit decreased $0.1 million (13%) in Business Imaging, primarily due to competitive pricing pressures that kept gross profit below target levels.
For the nine months ended June 30, 2005, gross profit decreased $1.2 million (23%) when compared to the same period last year. Contract Manufacturing decreased $0.6 million (18%) when comparing the two periods due to lower toll revenue of $1.6 million, offset by decreases in direct labor costs of $0.7 million, salaries and wages of $0.2 million and manufacturing supplies of $0.1 million. Business Imaging decreased $0.6 million (31%), primarily due to the inability to pass along increased raw material costs to customers due to competitive pricing pressures.
Operating Expenses:
Operating expenses decreased $94,000 (8%) for the third quarter of fiscal 2005 when compared to the same period of fiscal 2004, primarily related to decreases in depreciation of $85,000. For the first nine months of fiscal 2005, operating expenses decreased $593,000 (16%) compared to the first nine months of fiscal 2004, due to the gain on asset sales of $442,000 and decreases in consulting fees, bad debt expense and maintenance contracts.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $4,000 to $24,000 for the third quarter of fiscal 2005 compared to the same period of fiscal 2004 and decreased $12,000 in comparing the nine months, due to lower average debt outstanding.
Net Income:
The Company reported net income of $53,000 (per share: $0.01 basic and diluted) for the third quarter of fiscal 2005, versus net income of $0.3 million (per share: $0.07 basic and diluted) for the same period of fiscal 2004.
For the nine months ended June 30, 2005, net income was $0.6 million (per share: $0.13 basic and diluted) compared to net income of $0.9 million (per share: $0.20 basic and $0.19 diluted) for the first nine months of fiscal 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Liquidity and Capital Resources:
The Company generated $0.9 million in cash from operations through the first nine months of fiscal 2005, compared to cash used by operations of $1.1 million for the same period last year. Increases in inventories ($2.2 million) primarily represented inventory builds for new business in production in fiscal 2005 that was not in production in fiscal 2004. More customers are requesting the Company purchase materials rather than the customer supplying them. Increased cash resulted from a reduction of accounts receivable ($3.6 million). Accounts Payable decreased ($1.3 million) in the first nine months of fiscal 2005, compared to the same period last year.
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
Net cash used by investing activities was $0.2 million for the first nine months of fiscal 2005, resulting from additions to property, plant and equipment of $871,000, offset by the sale of the thermal bond laminator mentioned above and a 72” slitter for $185,000. On June 8, 2005, the Company announced plans to acquire two new wipe converting lines to support its growth in the expanding disposable, nonwovens wipes market. The two new wipe converting lines will be financed through cash flow generated by operating activities and/or short term borrowing from the Company’s current line of credit. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. To satisfy the manufacturing requirements of the new contracts, in fiscal 2004 the Company completed a capital equipment expansion program aggregating approximately $3.6 million.
Net cash used in financing activities was $0.7 million for the first nine months of fiscal 2005, resulting primarily from repayments of outstanding indebtedness. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock. The purchase plan will terminate in December, 2005. A total of 34,200 shares were purchased for $0.2 million under the plan as of June 30, 2005.
The Company’s prior credit facility expired June 1, 2004. The Company replaced this facility with a new unsecured, $10.0 million facility (the “Credit Facility”). This transaction was completed in May 2004 and is effective through May 2007.
As of August 12, 2005, the Company had approximately $9.7 million available under the revolving credit line pursuant to the Credit Facility. According to the terms of the Credit Facility, the Company is required to maintain certain financial and operational covenants. As of June 30, 2005, the Company was in compliance with all of its debt covenants under the Credit Facility.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.
Stock Repurchase Plan:
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan will terminate in December, 2005. A total of 34,200 shares were purchased under the plan as of June 30, 2005. See Part II, Item 2 of this Report.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency risk, commodity price risk and other relevant market risks is contained on page 19 in Item 7A, Quantative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2004. Management believes that as of June 30, 2005, there has been no material change to this information.
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

ITEM 4. Controls and Procedures—Continued
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2005.
There have been no changes in the Company’s internal control over financial reporting during the third fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the six-month period ended June 30, 2005.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
March (3/14/05 – 3/31/05)	27,200	$6.66	27,200	272,800

April (4/1/05 – 4/30/05)	2,000	$6.56	2,000	270,800

May (5/1/05 – 5/31/05)	5,000	$6.06	5,000	265,800

Total	34,200	$6.58	34,200	265,800
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan will terminate in December, 2005. A total of 34,200 shares were purchased under the plan as of June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders of the Company was held on April 7, 2005.

(b)	See the response to Item 4 (c) below.

(c)	At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

Director	For	Withheld
Robert J. Simon	4,527,804	32,139
Samuel J. Bero	4,527,814	32,129
C. Hamilton Davison, Jr.	4,550,514	9,429
Louis LeCalsey, III	4,527,164	32,779
William J. Malooly	4,551,114	8,829
Seymour S. Preston, III	4,549,864	10,079
The shareholders ratified the selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending September 30, 2005. The results of the voting for the ratification of Deloitte & Touche LLP are as follows:

For	Against	Abstain
4,551,214	7,729	1,000
(d)	Not applicable
ITEM 6. EXHIBITS
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.
Date: August 12, 2005	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: August 12, 2005	/s/ Michael B. Wheeler
Michael B. Wheeler
Vice President and Chief Financial Officer