Form 10-K
period 2005-09-30
TUFCO TECHNOLOGIES INC
filed 2005-12-29
CIK 895329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___.
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
Common Stock, par value $0.01 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2005, was approximately $12,355,626. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on March 31, 2005. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 16, 2005 was 4,547,144.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
ITEM 1 — BUSINESS
General
     Tufco Technologies, Inc. (“Tufco” or the “Company”) provides integrated manufacturing services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality and microbiological process management and manufactures and distributes business imaging paper products. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation (“ECC”) and Hamco Industries, Inc. (“Hamco”). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $0.01 per share (“Common Stock”), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company’s public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million in cash and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million net in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Delaware limited partnership, in which Tufco Tech, Inc. was the sole managing general partner and was wholly owned by the Company. On November 13, 1997, the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million in cash and 25,907 shares of Common Stock.
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
Products and Services
     The Company markets its products and services through two market segments: Contract Manufacturing services and Business Imaging paper products. Tufco conducts operations from two manufacturing and distribution locations in Green Bay, Wisconsin, and Newton, North Carolina. In April of 2005 the Company leased warehouse space in Las Vegas, Nevada, used primarily for distribution of Business Imaging products in the Western United States.

Contract Manufacturing
     Tufco has contract manufacturing capability at its Green Bay, Wisconsin location.
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
     The Company invested in its first wipes converting asset in December 2002. In fiscal year 2004 the Company invested an additional $3.6 million to expand the capabilities of its wipes equipment and in fiscal 2005 announced that it would acquire additional converting equipment scheduled to start in the second quarter of fiscal 2006. These wet and dry wipe assets can convert a variety of nonwoven materials and include a wide variety of folding options, count versatility ranging from ten (10) to eighty (80) wipes per package and integrated downstream flow wrapping and finished packaging design.
     On December 20, 2005, Tufco announced that they had recently been awarded major new projects (from new and existing customers in both wipes and printing) which are expected to positively impact sales and earnings late in the second quarter of fiscal year 2006 and give meaningful year-over-year earnings improvements from that point forward.
     The Company’s Green Bay, Wisconsin facility also offers value-added wide web flexographic printing services. The Company offers 8-color, high resolution, wide web flexographic printing and focuses on products such as paper and poly table covers and flexible packaging used in retail products such as food, soda and overwraps. The Company has two state-of-the-art 8-color flexographic printing presses capable of printing solvent and water-based inks, 62" print width at speeds up to 1,500 feet per minute and offers repeat sizes ranging from 15-3/4" to
47-1/4". The Company uses the customers’ preliminary artwork and outsources all preparatory processes for camera-ready art, layout, and other related services, and then internally mounts the plates. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils.
     Downstream converting equipment also includes folding and packaging of finished printed goods such as poly and paper table covers into finished product. In addition, materials can be printed roll-to-roll at the Company and then sent back to the customer for converting.
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
     The Company’s Newton, North Carolina facility produces a full range of papers for use in bank proof or automated teller machines, including fan-fold forms, and printed rolls of various sizes and types. Additionally, the Company produces an extensive selection of standard and customized guest checks for use in the restaurant industry, and the Company’s Newton facility owns equipment which enables the Company to produce a wide variety of multi-part business forms.
     The Company leased a 1,200 square foot warehouse facility in Las Vegas, Nevada in April of 2005 for the distribution of Business Imaging products in the Western United States. The Company distributes from both its Newton and Las Vegas facilities a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products

Business Imaging (Continued)
ranging in length from 150 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films and multi-part forms.
     Late in 2005 the Company introduced a line of products for the restaurant market, including children’s placemats, crayons and guest checks. Many of the Company’s Hamco brand distributors provide point of sale (POS) rolls and other products to individual restaurants as well as major chain restaurants. This new line provides complimentary products that can be sold to restaurants at competitive prices while offering higher margins to the Company than POS sales alone. Additional products for the restaurant market are being studied. The Company anticipates adding products to this line during fiscal year 2006. The Company believes that the Las Vegas warehouse facility has opened opportunities for marketing of the Company’s products in the Western United States that were not previously available due to prohibitive shipping costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2003 through fiscal 2005.
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
     The Company’s growth has been supported by capital investment in new facilities and machinery and equipment. During the past three years, the Company spent over $8.4 million on capital expenditures and has budgeted $3.1 million for fiscal 2006. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s custom folding, dry and wet wipes converting and packaging capabilities, and presses which have enabled the Company to print on a variety of substrates. The Company believes it has sufficient capacity to meet its growth expectations. The Company also plans to combine microbiological and chemical lab capabilities with the addition of equipment and building modifications.
     In fiscal year 2004, Tufco entered into an agreement to sell its thermal laminating equipment to a customer as a result of a strategic decision to exit this business and focus on printing services and the converting of nonwovens, which was completed in the first quarter of fiscal 2005.
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
     Tufco has received numerous safety awards at both its Newton, North Carolina and Green Bay, Wisconsin plants. At Newton, the workforce achieved 4 years without a lost time accident from August 2000 through August 2004. Two lost time accidents were recorded at Newton during fiscal year 2005. Tufco’s Green Bay plant had seen similar success. Fiscal 2004 brought three lost time injuries to our Green Bay plant. Even with the increase in lost time injuries, Tufco’s overall OSHA recordable injury rates are well below industry standards. At the end of fiscal year 2005, Tufco-Green Bay had recorded over 532,000 consecutive work hours without a lost time injury after working 1.6 million manhours before a lost time accident in 2004.

Sales and Marketing
     Tufco markets its products and services nationally through its 16 full-time sales and customer service employees and 49 manufacturer’s representatives and distributors. The Company’s sales and service personnel are compensated with a base salary plus an incentive bonus. The Company generally utilizes referrals and its industry reputation to attract customers. It also advertises on a limited basis in industry periodicals and through cooperative advertising arrangements with its suppliers and customers.
     Prior to fiscal 1999, customers generally purchased the Company’s goods and services under project-specific purchase orders rather than long-term contracts. Beginning in fiscal 1999, management shifted its strategic focus in Contract Manufacturing away from serving as a temporary manufacturer for the customers’ outsourced surge capacity overflow needs toward longer-term cooperative manufacturing projects, which usually include multi-year contracts.
     The Company’s sales volume by fiscal quarter is subject to a limited amount of seasonal fluctuation. Tufco’s sales volume and operating income are generally lower in the first and second fiscal quarters and are then higher in the third and fourth fiscal quarters. However, the Company believes that such seasonal fluctuations are diminishing as the Company shifts its emphasis to longer-term manufacturing agreements.
     The Company’s customer base consists of approximately 350 companies, including large consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. In fiscal 2003, products produced under contracts with a Contract Manufacturing customer that is a Fortune 500 company accounted for more than 33% of consolidated sales. During fiscal 2003, the Company announced that this customer had decided to take certain products from the Company for manufacture at their own facility in 2004, leaving other existing products under contract with the Company. Those products removed accounted for approximately 20% of fiscal 2003 revenues. On December 4, 2003 the Company announced it had signed significant contracts with new and existing customers for both printing and Contract Manufacturing. One of these customers, a large consumer products company, accounted for approximately 41% of total sales in fiscal 2004 and 51% in fiscal 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, as included in Item 7 of this Report.
Competition
     In order to continue growth based on an outstanding service reputation, the Company has established and continues to provide customers with innovative, full service solutions. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company believes that it offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2000 quality certification, the addition of Lean/Six Sigma as a fiscal year 2005 quality initiative, in-house microbiological management, technical expertise and lower overall costs.
     Competitors for the Company’s Contract Manufacturing’s products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. With respect to the Company’s specialty printing and converting services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.

Competition (Continued)
     The Company operates highly technical manufacturing processes to meet a variety of customer needs. By virtue of being a customized contract manufacturer, the Company continually engineers and proposes systems to customers and potential customers to solve their manufacturing needs in new product rollouts. The Company offers full, value added services such as on-site microbiology assessment and management, and wet wipe, lotion and concentrate testing services and equipment that allow the Company to maintain and assure high product integrity. In the products made at Newton, North Carolina, raw materials are readily available, and converting equipment is generally easily purchased. As a result, competition for engineering and transaction papers customers is very strong, primarily from small regional suppliers and a few large national companies.
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
     The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9000 certification for over five years. ISO 9000 is an internationally recognized quality management system (QMS) standard. In fiscal 2001, the Green Bay facility upgraded its QMS to meet the revised ISO 9001:2000 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes the facility has incorporated current Good Manufacturing Practices into its QMS. Each year the site’s QMS is audited by multiple customers and undergoes two 3rd party ISO surveillance audits. In 2005, Green Bay began the implementation process for their Lean/Six Sigma initiative by training Green/Black Belts and Lean Manufacturing practitioners, as well as completing early projects.
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

Environmental Matters
     The Company is subject to various federal, state, and local environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to accurately predict the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. The Company believes it is in compliance with all environmental regulations and is current on all applicable permitting and reporting requirements with federal, state and local jurisdictions. The Company has continuous air emissions monitoring systems and effluent monitoring procedures regulated by the Environmental Protection Agency/Department of Natural Resources and maintains a strong, active relationship with the controlling agencies and a principle based commitment to stewardship in the community.
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
Employees
     At September 30, 2005 the Company had 297 employees, of whom 225 were employed at its Green Bay, Wisconsin facility and 72 at its Newton, North Carolina facility. The Company has a non-union workforce and believes that its relationship with its employees is good.
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
     The Company also owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of point of sale rolls, transaction paper products, wide format rolls and in the printing of custom forms and rolls. In April of 2005 the company leased a 1,200 square foot warehouse facility in Las Vegas, Nevada, for the distribution of Business Imaging products in the Western United States. This lease is renewable on an annual basis beginning in February of 2006.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Since the Company’s initial public offering of Common Stock on January 28, 1994, at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ National Market under the trading symbol “TFCO.” The following table sets forth the range of high and low selling prices for the Common Stock, as reported on the NASDAQ National Market for the periods indicated:

	High	Low	Close
Fiscal 2004:

Quarter ended December 31, 2003	$7.200	$5.500	$7.050

Quarter ended March 31, 2004	$8.250	$6.310	$7.750

Quarter ended June 30, 2004	$8.650	$6.750	$8.200

Quarter ended September 30, 2004	$8.500	$6.900	$7.890

Fiscal 2005:

Quarter ended December 31, 2004	$8.850	$5.000	$8.760

Quarter ended March 31, 2005	$9.100	$6.060	$6.450

Quarter ended June 30, 2005	$6.650	$5.550	$6.200

Quarter ended September 30, 2005	$6.940	$5.300	$6.300
     As of December 16 , 2005, there were approximately 99 holders of record of the Common Stock. On December 16, 2005, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $6.12 per share.
     The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the fourth quarter of the year ended September 30, 2005.

Maximum Number
			Total Number of	Of Shares That
	Total Number		Shares Purchased as	May Yet Be
	Of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
August (8/1/05-8/31/05)	3,000	$5.64	3,000	262,800
     In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 37,200 shares were purchased under the plan as of September 30, 2005.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data) (1)

	Years Ended September 30,
	2005	2004	2003	2002	2001
Statement of Operations Data:

Net sales	$79,781	$77,854	$55,207	$50,434	$60.071
Cost of sales	74,447	70,164	47,465	43,981	51,515

Gross profit	5,334	7,690	7,742	6,453	8,502
Selling, general and administrative expenses	4,587	4,998	4,885	3,962	3,811
Amortization of goodwill (2)	—	—	—	—	381
Facility restructuring cost	—	—	—	233	—
Facility closing cost	—	—	—	435	—
Employee severance cost	—	—	333	209	10
Asset write-downs	—	—	—	548	—
(Gain) loss on asset sales	(442)	3	109	(10)	(147)

Operating income	1,189	2,689	2,415	1,076	4,447
Interest expense	(63)	(48)	(202)	(461)	(960)
Interest income and other income (expense)	26	(3)	(49)	24	277

Income from continuing operations before income taxes	1,152	2,638	2,164	639	3,764
Income tax expense	452	1,076	916	281	1,514

Income from continuing operations	700	1,562	1,248	358	2,250

Gain (loss) from discontinued operations
Loss from operations of discontinued segment, net of tax	—	—	(225)	(1,111)	(825)
Gain (loss) from sale of discontinued operations, net of tax	—	400	(244)	—	—

Income (loss) before accounting change	700	1,962	779	(753)	1,425

Cumulative effect of accounting change	—	—	—	(4,652)	—

Net income (loss)	$700	$1,962	$779	$(5,405)	$1,425

Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.15	$0.34	$0.27	$0.08	$0.49
Loss from operations of discontinued segment	—	—	(0.05)	(0.24)	(0.18)
Gain (loss) from sale of discontinued operations	—	0.09	(0.05)	—	—

Income before accounting change	$0.15	$0.43	0.17	(0.16)	0.31
Cumulative effect of accounting change	—	—	—	(1.01)	—

Net income (loss)	$0.15	$0.43	$0.17	$(1.17)	$0.31

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.15	$0.34	$0.27	$0.08	$0.48
Loss from operations of discontinued segment	—	—	(0.05)	(0.24)	(0.18)
Gain (loss) from sale of discontinued operations	—	0.09	(0.05)	—	—

Income before accounting change	$0.15	$0.43	0.17	(0.16)	0.31
Cumulative effect of accounting change	—	—	—	(1.01)	—

Net income (loss)	$0.15	$0.43	$0.17	$(1.17)	$0.31

Weighted average common shares outstanding:
Basic	4,565	4,582	4,616	4,628	4,614
Diluted	4,583	4,608	4,626	4,631	4,642

Other Data:
Depreciation and amortization (3)	$2,019	$2,401	$2,812	$2,928	$3,301
Capital expenditures	$1,626	$4,374	$2,373	$1,099	$1,037

Balance Sheet Data (at September 30):
Working capital	$15,409	$14,422	$12,035	$11,303	$6,692
Total assets	44,486	46,983	38,026	47,167	58,944
Total — current and long-term debt	1,113	2,500	750	6,157	12,460
Stockholders’ equity	35,917	35,449	33,487	32,808	38,054
(Footnotes 1-3 on next page)

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (Continued)
(1)	Financial data for fiscal 2001 through 2005 reflects the sale of the Paint Sundries segment on March 31, 2003, effective for financial purposes as of February 28, 2003. See Footnote 14 — Discontinued Operations to the Company’s Consolidated Financial Statements attached as an Appendix to this Report.

(2)	Amortization of goodwill was not recorded for fiscal 2005, 2004, 2003 and 2002 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in which the Company no longer records goodwill amortization expense. Goodwill amortization expense was $0.4 million in fiscal 2001. Had goodwill not been amortized for the year ended September 30, 2001, basic and diluted earnings per share would have been $0.05 higher.

(3)	Includes depreciation and amortization of goodwill and other assets.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Management’s discussion of the Company’s fiscal 2005 results in comparison to fiscal 2004 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue the run rates for its product, or the Company’s ability to successfully integrate its western region warehouse facility. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Results of Operations
     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2005 (“current year” or “fiscal 2005”), in comparison to the fiscal year ended September 30, 2004 (“prior year” or “fiscal 2004”), as well as the fiscal year ended September 30, 2003 (“fiscal 2003”).

Results of Operations (continued)
     The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of income to net sales, and (ii) the year-to-year changes in these items:

				Year-to-Year
	Percentage of Net Sales			Percentage Change
	2005	2004	2003	2005 to 2004	2004 to 2003
Net sales	100.0%	100.0%	100.0%	2%	41%
Cost of sales	93.3	90.1	86.0	6	48

Gross profit	6.7	9.9	14.0	-31	-1

Selling, general and administrative expenses	5.7	6.4	8.8	-8	2
Employee severance cost	0.0	0.0	0.6	—	-100
Loss (gain) on asset sales	-0.6	0.0	0.2	NM	-97

Operating income	1.5	3.5	4.4	-56	11
Interest expense	-0.1	-0.1	-0.4	NM	-76
Interest income and other income (expense)	0.0	0.0	-0.1	NM	-94

Income from continuing operations before income taxes and accounting change	1.4	3.4	3.9	-56	22
Income tax expense	0.6	1.4	1.7	-58	17

Income from continuing operations	0.9	2.0	2.2	-55	25

Gain from discontinued operations	0.0	0.5	0.8	-100	-185

Income before accounting change	0.9	2.5	1.4	-64	152

Net income	0.9%	2.5%	1.4%	-64%	152%

     The components of net sales and gross profit are summarized in the table below:

	2005		2004		2003
		% of		% of		% of
Net Sales	Amount	Total	Amount	Total	Amount	Total
	(Dollars in millions)
Contract manufacturing and printing	$55.2	69%	$53.7	69%	$30.0	54%
Business imaging paper products	24.6	31%	24.2	31%	25.3	46%

Net sales	$79.8	100%	$77.9	100%	$55.3	100%

		Margin		Margin		Margin
Gross Profit	Amount	%	Amount	%	Amount	%
Contract manufacturing and printing	$3.4	6%	$5.1	9%	$5.0	17%
Business imaging paper products	1.9	8%	2.6	11%	3.0	11%

Gross profit	$5.3	7%	$7.7	10%	$8.0	14%

Fiscal Year Ended September 30, 2005 Compared to September 30, 2004
     Net Sales for fiscal 2005 increased $1.9 million due primarily to a $1.5 million (3%) increase in the Contract Manufacturing segment and a $0.4 million (2%) increase in the Business Imaging paper products segment. The increase in Contract Manufacturing related primarily to the utilization of wet and dry production lines for the entire year which started up in late fiscal 2004. These increases were partially offset by reduction in demand for certain dry wipe product lines. These increases were further offset by revenues lost through the sale of the Company’s LA-2 thermal laminating asset, which generated $2.5 million in fiscal 2004. In 2005, the Company completed the transition to being the primary provider of raw materials for its customers. Raw materials are passed through in customer prices. Material costs in revenues for fiscal 2005 were $2.2 million higher than 2004.
     The Business Imaging segment sales increase was primarily due to increased sales to several of its Hamco brand distributorships, as well as several of its retail customers. This segment continues to experience strong competition from numerous suppliers in point of sale and wide format goods creating negative impacts on sales volume.
     Gross profit decreased $2.4 million (31%) and gross profit percentage decreased to 6.7% from 9.9% in 2004. The margin in the Contract Manufacturing segment decreased to 6% in 2005 compared to 9% in 2004 on a gross profit decrease of $1.7 million. The decline in gross profit was primarily due to lower non-material revenues of $2.9 million compared to 2004. The Business Imaging segment experienced a decrease of $0.7 million in gross profit and a decrease in margin to 8% from 11% in 2004. This decrease was primarily related to increased raw material costs and the inability to quickly pass along these increases due to price competition from numerous suppliers in the segment’s major product lines.
     Selling, general and administrative expenses decreased $0.4 million in 2005 from 2004. Reductions in salaries of $237,000 and depreciation of $327,000 were offset by an increase in employee benefits of $102,000.
     (Gain) loss on asset sales was a gain of $0.4 million in 2005 and not material in 2004. In 2004, the Company reached an agreement to sell its LA-2 thermal laminating asset, with an expected gain of $0.4 million. The sale was completed in the first quarter of fiscal 2005.
     Interest expense remained relatively unchanged in fiscal 2005 as a result of lower average debt outstanding.
     Income taxes decreased $0.6 million as a result of decreased profits. The effective tax rate was 39% in 2005 compared to 41% in 2004. The decreased rate relates to a change in the federal and state tax bracket more in line with the Company’s earnings level.
     Gain (loss) from sale of discontinued operations net of tax was zero in 2005 and a gain of $0.4 million in 2004. In the fourth quarter of 2004, the Company changed its estimate of income taxes payable in relationship to its sale of the Paint Sundries segment in 2003. That change was recorded in the fourth quarter of 2004 when the tax return was filed.
     Basic and diluted net earnings per share were $0.15 for 2005 compared to $0.43 for 2004.

Fiscal Year Ended September 30, 2004 Compared to September 30, 2003
     Net Sales for fiscal 2004 increased $22.6 million due primarily to a $23.7 million (79%) increase in the Contract Manufacturing segment offset by a $1.1 million (4.3%) decrease in the Business Imaging paper products segment. The increase in Contract Manufacturing related primarily to the start-up of new contracts in the wet and dry converting markets. Several new production lines were brought on line during fiscal 2004 as well as the wet wipe folding line, which was utilized in production for the entire year. The Contract Manufacturing segment purchases materials for some of its customers and in other situations has materials supplied by customers. In 2004, purchases of materials increased $20.8 million, which increase was passed through to customers, generating additional sales revenue.
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
     Gross profit decreased $0.1 million (0.7%) and gross profit percentage decreased to 9.9% from 14.0% in 2003. The margin in the Contract Manufacturing segment decreased to 9% in 2004 compared to 17% in 2003 on a gross profit increase of $0.1 million. Previously, the Contract Manufacturing segment purchased materials for some of its customers and in other situations has materials supplied by customers. In 2004, purchases of materials increased $20.8 million, which increase was passed through to customers, generating additional sales revenue. These additional material purchases were the major factor in the margin percentage decline of 8%. The gross profit increase in Contract Manufacturing was primarily due to the increase in net sales offset by higher costs associated with the start-up of new projects. The Business Imaging segment experienced a decrease of $0.4 million in gross profit and a slight decrease in margin to 10.7% from 11% in 2003. This decrease is primarily related to increased raw material costs and increasing price competition from numerous suppliers in the segment’s major product lines.
     Selling, general and administrative expenses increased $0.1 million in 2004 from 2003. Reductions in salaries and benefits of $378,000, resulting primarily from the move of Corporate Services from Dallas, TX to Green Bay, WI, and depreciation of $327,000 were offset by increases in legal and audit fees of $159,000, bad debt expense of $294,000 and selling expenses of $212,000.
     Amortization of goodwill was not recorded for fiscal 2004 or 2003 as the result of implementation of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in which the Company no longer records goodwill amortization expense.
     Severance expense of $0.3 million in 2003 relates primarily to severance paid to employees at the Dallas corporate services and IT location. Those services were moved to Green Bay during 2003. There was no severance expense for 2004.
     (Gain) loss on asset sales was not material in 2004 and was a loss of $0.1 million in 2003 due to the Company selling various pieces of equipment which were no longer used in the manufacturing process at amounts less than book value.
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

Fiscal Year Ended September 30, 2004 Compared to September 30, 2003 (Continued)
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

Selected Quarterly Financial Data (Continued)
Fiscal 2005 (Dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$20,004	$21,215	$18,612	$19,949
Gross profit	1,451	1,391	1,199	1,292
Operating expenses	762	1,158	1,115	1,111
Operating income	689	234	85	181
Income before income taxes	690	231	67	164
Income tax expense	282	91	14	64
Income from continuing operations	408	140	53	100
Net income	408	140	53	100
Income from continuing operations per share:
Basic	0.09	0.03	0.01	0.02
Diluted	0.09	0.03	0.01	0.02
Net income per share:
Basic	0.09	0.03	0.01	0.02
Diluted	0.09	0.03	0.01	0.02
Fiscal 2004 (Dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$13,046	$20,199	$20,262	$24,348
Gross profit	1,574	1,866	1,798	2,452
Operating expenses	1,122	1,297	1,209	1,373
Operating income	452	569	589	1,079
Income before income taxes	437	563	566	1,072
Income tax expense	184	241	243	407
Income from continuing operations	252	322	323	665
Gain from discontinued operations	—	—	—	400
Net income	252	322	323	1,065
Income from continuing operations per share:
Basic	0.05	0.07	0.07	0.15
Diluted	0.05	0.07	0.07	0.14
Net income per share:
Basic	0.05	0.07	0.07	0.24
Diluted	0.05	0.07	0.07	0.23
     In the fourth quarter of fiscal 2005, sales decreased $4.4 million or 18% as compared to fourth quarter of fiscal 2004. The Contract Manufacturing segment sales were down $4.8 million or 27% in fourth quarter of fiscal 2005 when compared to the same period last year as a result of decreased product demand from a major customer for which the Company manufactures and packages a variety of consumer products. This decrease also includes $1.0 million of revenue lost through the sale of the Company’s LA-2 thermal laminating asset. For fourth quarter fiscal 2005, Business Imaging segment sales were up $0.4 million (7%) compared to the same quarter of fiscal year 2004 due to increased sales to several Hamco brand distributorships as well as to several retail customers.

Liquidity and Capital Resources
     Cash flows provided by (used in) continuing operations were $2.6 million for fiscal 2005, ($0.7) million in 2004 and ($0.5) million in 2003. Accounts Receivable decreased $2.9 million in 2005 resulting from lower fourth quarter revenue compared to 2004. Accounts Payable decreased ($1.2) million in 2005 compared to 2004, primarily due to a decrease in materials purchased.
     During the third quarter of fiscal 2004, the Company announced it had entered into a definitive agreement to sell its thermal bond laminator for $475,000. In connection with such agreement, the Company received a $95,000 non-refundable deposit. The sale was completed in the first quarter of fiscal 2005. Consistent with accounting principles for revenue recognition, the Company accounted for and reported a gain of approximately $414,000 (which includes the non-refundable deposit) from this sale when it was completed in the first quarter of fiscal 2005.
     Cash used in investing activities was $1.0 million in 2005. Contract Manufacturing spent approximately $1.5 million on capital expenditures primarily related to the purchase of two new wipe converting lines. On June 8, 2005, the Company announced plans to acquire two new wipe converting lines to support its growth in the expanding disposable nonwovens wipes market. The two new wipe converting lines will be financed through cash flow generated by operating activities and/or short term borrowing from the Company’s current line of credit. Other equipment was purchased throughout the year to support ongoing operations. In Business Imaging, the amount spent on capital expenditures was $0.1 million. This was offset by the sale of a 72" slitter for $185,000. Cash used in investing activities for 2004 was $4.3 million as the Company completed its $3.6 million capital equipment expansion program announced by the Company on December 4, 2003. In 2003, cash used in investing activities was $2.2 million as the Company completed the purchase and start-up of its wet wipes converting line.
     Cash used in financing activities was $1.6 million in 2005, resulting primarily from repayments of outstanding indebtedness. Cash provided by financing activities was $1.7 million in 2004 as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital needs. Cash used in financing activities was $5.5 million in 2003 resulting primarily from repayments of outstanding indebtedness. In 2003, the Company repaid all of its outstanding term loan debt and cancelled that portion of its credit facility. In March 2003, the Company’s Board of Directors approved the purchase by the Company of up to 100,000 of its shares of common stock after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan began in April 2003, and expired in January 2004. During that period, the Company purchased 45,500 shares of its common stock on the open market for an aggregate of $0.3 million pursuant to the purchase plan. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock. The purchase plan was scheduled to terminate in December 2005 but has been extended through June 30, 2006. A total of 37,200 shares were purchased for $0.2 million under the plan as of September 30, 2005.
     The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2005, cash recorded on the balance sheet was $5,672.
     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. During fiscal 2003, the Company was informed by a customer, which accounted for more than 33% of consolidated sales during fiscal 2003, that at the end of the contract term (December 31, 2003), the customer had decided to stop ordering certain products from the Company and would manufacture those products at its own facility. Those products accounted for approximately 20% of fiscal 2003 revenues. Subsequently, the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. One of these customers, a large consumer products company, accounted for 41% of total sales in fiscal 2004, which more than offset the loss of the contract described above and accounted for 51% of the total sales in fiscal 2005. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, there can be no assurances that the revenues attributable to the new contracts will be without normal business fluctuations.

Liquidity and Capital Resources (Continued)
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
     On June 1, 2004, the Prior Credit Facility expired. On May 20, 2004, the Company signed a new credit agreement. The credit agreement includes a $9.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts. The agreement expires on May 18, 2007. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2005, the Company had $0.6 million outstanding under the base rate account and $0.5 million outstanding under the Eurodollar account at a rate of 6.75% and 5.05%, respectively. The revolving line of credit also includes a commitment to issue commercial and standby letters of credit not to exceed $1.0 million. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2005. The Company has $8.9 million available under the line of credit as of September 30, 2005. The revolving line-of-credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. At September 30, 2005, the Company was in compliance with all of its debt covenants under the line-of-credit agreement. On December 16, 2005, the Company had approximately $8.0 million available under its revolving credit line.
     Management believes its operating cash flow, together with amounts available under its Credit Facility, are adequate to service the Company’s long-term obligations as of September 30, 2005 and any budgeted capital expenditures.
     On May 6, 2004, the Company redeemed $0.75 million of outstanding Industrial Development Revenue Bonds with the Village of Ashwaubenon. These bonds paid variable rates of interest, which was 1.35% at September 30, 2003.
     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the Credit Facility, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.
     Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, could periodically impact the Company’s inventory values and net income. In fiscal years 2005, 2004 and 2003, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and net income.

Off Balance Sheet Arrangements
     The Company has no Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).
Contractual Obligation Data
     The following table sets forth obligations and commitments to make future payments of debt, operating lease agreements, and future payments under purchase contracts:

	Payments Due By Period
		Less			More
		Than 1	2-3	4-5	Than
	Total	Year	Years	Years	5 Years
Long Term Debt (1)	1,112,636	—	1,112,636	—	—
Capital Lease Obligations and Other Long Term Liabilities	—	—	—	—	—
Operating Leases	4,920,119	1,238,464	2,185,429	1,496,226	—
Unconditional Purchase Obligations (2)	997,175	997,175	—	—	—

Total Contractual Cash Obligations	7,029,930	2,235,639	3,298,065	1,496,226	—

(1)	Based on the rates and the current amount of debt outstanding at September 30, 2005, cash payments for interest on long-term debt would be approximately $110,922 for 2006 and 2007.

(2)	As of December 16, 2005 the Company had unconditional purchase obligations of approximately $1.4 million for two new wipe converting lines related to the capital equipment expansion program announced by the Company on June 8, 2005.
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
     Revenue Recognition- The Company recognizes revenue when title and risk of loss transfers to the customer and there is evidence of an agreement and collectability of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from revenue and cost of sales.

Critical Accounting Policies (Continued)
     Accounts Receivable- Management estimates allowances for collectability related to its accounts receivable balances. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Management’s estimates include providing for 100 percent of specific customer balances when it is deemed probable that the balance is uncollectable. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 12 months’ sales, less actual write-offs to date. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectability of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectability of its receivables or future revenues.
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
     Goodwill- Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. In order to calculate goodwill, management applies judgment in determining the reporting units, which represent distinct parts of the business. The annual goodwill impairment analysis involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. Management has continued to review the carrying values of goodwill for recoverability based on fair market value estimated using estimated future cash flows and prices of comparable companies in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses.
     In accordance with SFAS 144, Accounting for the Impairment for Disposal of Long-Lived Assets, the Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. We determine fair value using discounted future cash flow analysis or other accepted valuation techniques.
     Additional information on the Company’s accounting policies is set forth in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS
123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued using an option pricing model. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company is required to adopt SFAS 123(R) in the first quarter of the Company’s 2006 fiscal year. SFAS 123(R) applies to all awards granted after October 1, 2005 and to previously-granted awards unvested as of the adoption date. The effect of adoption of SFAS 123(R) is currently estimated to be approximately $75,000 to $100,000 (approximately $0.02 per share) after-tax for 2006. However, our actual share-based compensation expense in 2006 depends on a number of factors, including fair value of awards at the time of grant.

Recently Issued Accounting Standards (Continued)
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company believes that the effect of SFAS 151 on its financial statements and related disclosures is immaterial.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Because of the level of variable interest rate debt in the Company’s capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At September 30, 2005, the Company had $1.1 million of variable rate debt outstanding with a weighted average interest rate of 5.98%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. If the weighted average interest rate were to increase by 10.0% for fiscal 2005, the impact on net income would be immaterial.
     Foreign Currency Exchange Risk-The Company had no transactions in foreign currencies, nor had it entered into any foreign currency futures contracts as of September 30, 2005.
     Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2005. An assessment of the risks of short-term commodity price fluctuations is set forth in Part I, Item 1 of this Form 10-K under the caption “Raw Materials and Suppliers”.
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
ITEM 9A — CONTROLS AND PROCEDURES
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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2005 fiscal year.

ITEM 9A — CONTROLS AND PROCEDURES (Continued)
     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     Not applicable.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
THE DIRECTORS OF THE COMPANY
     Set forth below is certain biographical information concerning our directors and executive officers as of December 16, 2005:

Name	Age	Position Held
Robert J. Simon	47	Chairman of the Board of Directors

Samuel J. Bero	70	Director

C. Hamilton Davison, Jr.	46	Director

Louis LeCalsey, III	66	Director, President and Chief Executive Officer

William J. Malooly	63	Director

Seymour S. Preston, III	72	Director
     Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Professional Plumbing Group, Inc., Parmarco Technologies, Inc., TriMark USA, Inc., Overseas Equity Investors Ltd., Overseas Callander Fund, Ltd., Portuguese Baking Company, Eagle Solutions, LLC, Atlantic-Meeco, Inc., Electron Beam Technologies and Independent Printing Company, Inc. as well as several other privately held companies.
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

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)
     Mr. Malooly has been a director since 1992. Mr. Malooly was the Chairman and Chief Executive Officer of Bank One, Green Bay from 1997 until he retired from Bank One in September 1999. Mr. Malooly serves as a director of CMM Group LTD, and White Clover Dairy Inc.
     Mr. Preston has been a director since September 1999. From 1994 until August 2003 when he sold the company and retired, Mr. Preston was Chairman, CEO and sole owner of AAC Engineering Systems, Inc., a manufacturer of deburring and metal finishing equipment. From 1990 to 1993, Mr. Preston was President and CEO of Elf Atochem North America, Inc., a manufacturer and marketer of plastics and specialty chemicals. Prior to 1990, Mr. Preston was President, Chief Operating Officer and director of Pennwalt Corporation. Mr. Preston is currently a director of Albemarle Corporation, Scott Specialty Gases, Inc., Ocean Power Technologies, Inc., Independent Publications, Inc., The Barra Foundation, The Wistar Institute, and The Academy of Natural Sciences of Philadelphia. Mr. Preston received a BA in chemistry from Williams College and an MBA from the Harvard Business School.
     None of the directors listed herein is related to any other director or executive officer of the Company.
THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company
Louis LeCalsey, III	66	Director, President and Chief Executive Officer
Michael B. Wheeler	60	Vice President/Chief Financial Officer
Madge J. Joplin	58	Vice President, Sales and Operations
Michele M. Corrigan	37	Vice President, Sales and Marketing
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
     Michele M. Corrigan — Ms. Corrigan assumed the position of Vice President, Sales & Marketing for the Contract Manufacturing business segment in 1999. She began her career with Tufco in 1996 as a Marketing Manager in the Sales Department. Prior to joining Tufco, Ms. Corrigan was in sales and marketing for Bay West Paper, a division of Mosinee Paper, from 1989 until 1996.

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
     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2005 fiscal year all Section 16(a) filing requirements were complied with.
ITEM 11 — EXECUTIVE COMPENSATION
Director Compensation
Our directors who are not employees receive:
•	an annual fee of $8,000

•	a payment of $1,500 for each board meeting attended, and

•	a payment of $1,500 for each committee meeting attended.
In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director will receive an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On April 7, 2005, Messrs. Bero, Davison, Malooly, Preston and Simon each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $6.42 per share.

Compensation of Executive Officers
     The following table summarizes the compensation for each of the fiscal years ended September 30, 2005, 2004 and 2003 of the Chief Executive Officer and the executive officers who earned a total annual salary and bonus in excess of $100,000 in fiscal year 2005.
Annual Compensation

					Long Term
					Compensation
					Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)	Options	Compensation(2)
Louis LeCalsey, III	2005	$273,021	$0	0	12,000	$6,111
Director, President	2004	269,500	72,000	0	15,000	4,556
and CEO	2003	262,500	60,000	0	16,500	4,346

Michael B. Wheeler	2005	$187,708	$0	0	9,000	$0
Vice President, CFO	2004	185,000	48,000	0	11,000	0
Secretary and Treasurer	2003	173,500	40,000	0	12,500	0

Madge Joplin	2005	$128,760	$0	0	3,000	$3,319
Vice President, Sales	2004	122,500	19,600	0	4,000	2,573
and Operations	2003	118,500	23,700	0	4,500	2,370

Michele M. Corrigan	2005	$157,424	$0	0	3,000	$4,095
Vice President, Sales	2004	159,500	38,625	0	4,000	3,627
and Marketing	2003	154,500	30,900	0	4,500	3,090

(1)	Perquisites and other personal benefits for Louis LeCalsey, III, Michael B. Wheeler, Madge Joplin and Michele M. Corrigan did not exceed the level of $50,000 or 10% of their total annual salary plus bonus.

(2)	Includes employer matching contributions to the Company’s 401(k) plan.
Employment Contracts, Termination of Employment and Change-In-Control Arrangements
     Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he serves as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we are obligated to compensate him for the remaining term of the agreement or for a period of one year, whichever is greater. If his employment is terminated within 180 days following a change in control of the Company (as defined in the employment agreement), then we (or our successor) will be obligated to pay him his base salary (subject to certain deductions) for a period of two years following the occurrence of the change in control. The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provides for an initial annual base salary of $200,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.
     Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he serves as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for an initial annual base salary of $165,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements (Continued)
     Ms. Joplin entered into an employment agreement with the Company effective October 1, 1996, under which she serves as Vice President Sales and Operations for an initial term of one year with successive one-year renewal terms. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for the remaining term of the agreement or for a period of one year, whichever is greater. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for an initial annual base salary of $75,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.
     Ms. Corrigan entered into an employment agreement with the Company effective October 1, 1997, under which she serves as Vice President Sales and Marketing for an initial term of one year with successive one-year renewal terms. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for the remaining term of the agreement or for a period of one year, whichever is greater. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for an initial annual base salary of $75,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.
Option Tables
     The following table sets forth the stock options grants made by the Company during fiscal year 2005 to each of our executive officers described above in the “Summary Compensation Table”. The following table also sets forth the hypothetical gains that would exist for the options at the end of the five-year terms after vesting, assuming compound rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of Tufco’s common stock. All option exercise prices are based on market price on the grant date.
Fiscal Year 2005 Option Grants

					Potential Realizable
					Value at Assumed
	Number of	Individual Option Grants			Annual Rates of Stock
	Shares	% of Total			Price Appreciation at
	Underlying	Options Granted to	Exercise		End of Ten Year
	Options	Employees in	Price Per	Expiration	Option Term(2)
NAME	Granted(1)	Fiscal Year 2005	Share	Date	5%	10%
Louis LeCalsey, III	12,000	27%	$7.87	11/18/2014	59,393	150,513

Michael B. Wheeler	9,000	20%	$7.87	11/18/2014	44,545	112,885

Madge Joplin	3,000	7%	$7.87	11/18/2014	14,848	37,628

Michele M. Corrigan	3,000	7%	$7.87	11/18/2014	14,848	37,628

(1)	Stock option grants vest in equal increments on each of the first three anniversaries of their date of grant.

(2)	“Potential Realizable Value” is disclosed in response to Securities and Exchange Commission rules, which require such disclosure for illustrative purposes only, and is based on the difference between the potential market value of shares issuable (based upon assumed appreciation rates) upon exercise of such options and the exercise price of such options. The values disclosed are not intended to be, and should not be interpreted as, representations or projections of future value of Tufco’s stock or of the stock price.

Option Exercises And Fiscal Year-End Option Values
     The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2005, held by the named executive officers. In fiscal year 2005 no named executive officers of the Company exercised options to acquire the Company’s common stock.
Aggregate Option Exercises In Fiscal Year 2005 And
Fiscal 2005 Year-End Option Values

			NUMBER OF SHARES
	SHARES		UNDERLYING UNEXERCISED		VALUE OF UNEXERCISED
	ACQUIRED		OPTIONS AT FISCAL 2005		IN-THE-MONEY OPTIONS AT
	ON	VALUE	YEAR-END		FISCAL 2005 YEAR-END[1]
NAME	EXERCISE(#)	REALIZED($)	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Louis LeCalsey, III	—	—	235,000	27,500	$18,130	$13,490

Michael B. Wheeler	—	—	27,000	20,500	22,663	10,077

Madge Joplin	—	—	27,833	7,167	4,926	3,644

Michele M. Corrigan	—	—	46,833	7,167	4,926	3,644

1	Represents the value of unexercised, in-the-money stock options at September 30, 2005, using the $6.30 per share closing price on that date.

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
     The compensation committee’s compensation policies for executive officers follow our compensation policy for all employees. This policy emphasizes the principle that compensation should be commensurate with performance of the individual and the company. With regard to the chief executive officer, the compensation committee considers a broad array of factors in establishing his base salary and bonus, including the salary and bonus payments for chief executive officers at companies in similar businesses. For fiscal year 2005, our chief executive officer had an employment agreement that provided for a minimum base salary of $200,000.
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
     The compensation committee determined the salary for our chief executive officer for fiscal year 2005 based on the foregoing factors.

Respectfully submitted,

Compensation Committee:

Samuel J. Bero
C. Hamilton Davison, Jr.
Robert J. Simon
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Mr. Bero and Mr. Simon serve on our compensation committee. Mr. Bero was an officer from November 1993, until his retirement in July 1995. In addition, as described in greater detail below under Item 13 — Certain Relationships and Related Transactions, the Company leases one of its facilities from a partnership in which Mr. Bero is a partner. In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Associates. Mr. Simon currently is a general partner of Bradford Associates.

PERFORMANCE GRAPH
     SEC rules require the presentation of a line graph comparing, over a period of five years, the cumulative total stockholder return to a performance indicator of a broad equity market index and either a nationally recognized industry index or a peer group index constructed by us.
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TUFCO TECHNOLOGIES, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON OCT. 1, 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2005

	2000	2001	2002	2003	2004	2005
TUFCO TECHNOLOGIES, INC.	100.00	74.07	48.59	63.60	77.93	62.22
HEMSCOTT GROUP INDEX (1)	100.00	105.50	128.88	157.72	186.48	198.72
NASDAQ MARKET INDEX	100.00	40.97	32.96	50.52	53.56	60.93

(1)	Formerly named Coredata Group Index
     The graph above compares the performance of our common stock with the performance of the NASDAQ Market Index and the Hemscott Industry Group 325 — Packing and Containers Group Index from October 1, 2000 through September 30, 2005. The comparison assumes $100 was invested on October 1, 2000, in our common stock and in each of the aforementioned indices and assumes reinvestment of dividends.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 16, 2005, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.
     Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF	PERCENT OF CLASS
	BENEFICIAL OWNERSHIP
Over 5% Stockholders
Robert J. Simon(1)(3)(4)(14)	2,659,543	58.1%
Barbara M. Henagan(1)(3)	2,621,661	57.7%
Bradford Venture Partners, L. P. (1)(2)	2,619,740	57.6%
Overseas Equity Investors Partners(3)(6)	2,619,740	57.6%

Other Directors And Executive Officers
Samuel J. Bero(7)	216,000	4.7%
Louis LeCalsey III(8)	361,767	7.5%
C. Hamilton Davison, Jr. (5)	33,842	*
Seymour S. Preston III(9)	23,000	*
William J. Malooly(5)	33,000	*
Michael B. Wheeler(10)	38,833	*
Madge Joplin(11)	44,787	*
Michele M. Corrigan (12)	59,667	1.3%
Directors and Executive Officers as a Group (9 persons)(1)(3)(13)	3,470,439	68.3%

*	Less than one percent

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners (“Overseas Equity”), as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

Security Ownership of Certain Beneficial Owners (Continued)
(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 26,000 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(8)	The amount shown includes 249,500 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(9)	The amount shown includes 18,000 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(10)	The amount shown includes 37,833 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(11)	The amount shown includes 31,667 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(12)	The amount shown includes 50,667 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(13)	The amount shown includes an aggregate of 501,667 shares that may be acquired under options exercisable within 60 days of December 16, 2005.

(14)	The amount shown includes 28,000 shares that may be acquired under options exercisable within 60 days of December 16, 2005.
Equity Compensation Plan Information
     The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2005.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Equity compensation plans approved by security holders (1)	541,800	$7.40	353,200
Equity compensation plans not approved by security holders (2)

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expires April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. The lease has a five-year term that expires March 2008. We have options to renew the lease for an additional five-year term at a negotiable rental rate. We paid total rent of $124, 861 to the partnership that is the lessor of this facility for fiscal year 2005. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
     As one of the terms of our purchase of Tufco Industries, Inc., in February 1992, we entered into agreements with Mr. Bero and one other former stockholder of Tufco Industries, Inc. pursuant to which we are required to pay the premiums on life insurance on their lives. The policies were collectively assigned to us as security for the repayment of such amounts. During fiscal year 2005 we paid $8,400 in premiums for Mr. Bero’s policy. As of September 30, 2005, aggregate premiums paid on Mr. Bero’s behalf were $123,429.00.
     In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of 10 years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an annual fee of $210,000 under the agreement, subject to a 5% annual increase, plus reasonable out-of-pocket expenses. During fiscal year 2005, we paid Bradford Ventures $336,643 in fees. We believe that the terms of the agreement with Bradford Ventures are customary and are at least as favorable to us as could be obtained from an unaffiliated party.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Deloitte & Touche LLP for fiscal years 2004 and 2005.

	FY 2005	FY 2004
Audit Fees	$187,000	$170,000
Audit-Related Fees	$8,400	$12,000
Tax Fees	$48,100	$97,428
All Other Fees	$—	$—
     Audit services of Deloitte & Touche LLP for fiscal 2005 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. “Audit-Related Fees” include charges primarily related to the services rendered in connection with the audit of the company’s internal control over financial reporting. “Tax Fees” includes charges primarily related to tax return preparation and tax consulting services. There were no “Other Fees” during fiscal 2005. The Audit Committee approved all of the services described above.
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
     The Audit Committee’s policy is to pre-approve all auditing and permitted non-audit services other than deminimus non-audit services as defined in Section 10A(i)(1) of the Exchange Act which will be approved prior to the completion of the registered public accounting firm’s audit. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV
ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit
	Number	Description
	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).

	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).

	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).

	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).

	10.8	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	10.9	Credit Agreement dated as of May 20, 2004, among Tufco Technologies, Inc., each of the banks or other lending institutions which is or which may from time to time become a signatory thereto or assigned thereof and BankOne, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, incorporated by reference herein).

	10.10	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).

	14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler

32.1**	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III

32.2**	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2005.

Tufco Technologies, Inc.
By:	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Louis LeCalsey, III Louis LeCalsey, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2005

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2005

/s/ Michael B. Wheeler Michael B. Wheeler	VP/Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2005

/s/ Samuel J. Bero Samuel J. Bero	Director	December 29, 2005

/s/ C. Hamilton Davison, Jr. C. Hamilton Davison, Jr.	Director	December 29, 2005

/s/ William J. Malooly William J. Malooly	Director	December 29, 2005

/s/ Seymour S. Preston, III Seymour S. Preston, III	Director	December 29, 2005

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of September 30, 2005 and 2004	F-2

Statements of Income and Comprehensive Income for the Years Ended September 30, 2005, 2004, and 2003	F-3

Statements of Stockholders’ Equity for the Years Ended September 30, 2005, 2004, and 2003	F-4

Statements of Cash Flows for the Years Ended September 30, 2005, 2004, and 2003	F-5

Notes to Consolidated Financial Statements	F6–F18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of
Tufco Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiary (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
December 16, 2005

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND 2004

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,672	$7,692
Accounts receivable—net	9,728,418	12,639,389
Inventories	10,137,771	9,624,963
Prepaid expenses and other current assets	170,555	158,856
Income tax receivable	585,390
Deferred income taxes	499,947	618,588

Total current assets	21,127,753	23,049,488

PROPERTY, PLANT, AND EQUIPMENT—net	15,657,028	16,329,335

GOODWILL	7,211,575	7,211,575

OTHER ASSETS—net	489,662	392,154

TOTAL	$44,486,018	$46,982,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,688,887	$5,917,351
Accrued payroll, vacation, and payroll taxes	367,336	863,368
Other current liabilities	662,963	865,923
Income taxes payable		981,077

Total current liabilities	5,719,186	8,627,719

LONG-TERM DEBT	1,112,636	2,500,000

DEFERRED INCOME TAXES	1,737,317	405,640

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,341 and 4,706,341 shares issued	47,083	47,063
Additional paid-in capital	25,097,911	25,088,631
Retained earnings	11,845,152	11,144,884
Treasury stock—161,197 and 123,997 common shares at cost	(1,073,267)	(831,385)

Total stockholders’ equity	35,916,879	35,449,193

TOTAL	$44,486,018	$46,982,552

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

	2005	2004	2003
NET SALES	$79,780,793	$77,854,495	$55,206,658

COST OF SALES	74,447,053	70,164,338	47,465,108

GROSS PROFIT	5,333,740	7,690,157	7,741,550

OPERATING EXPENSES:
Selling, general, and administrative	4,586,999	4,997,675	4,885,178
Employee severance costs			333,114
(Gain) loss on asset sales	(441,670)	3,218	108,636

Total	4,145,329	5,000,893	5,326,928

OPERATING INCOME	1,188,411	2,689,264	2,414,622

OTHER (EXPENSE) INCOME:
Interest expense	(62,965)	(48,520)	(202,454)
Interest income and other income (expense)	26,310	(3,021)	(48,696)

Total	(36,655)	(51,541)	(251,150)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,151,756	2,637,723	2,163,472

INCOME TAX EXPENSE	451,488	1,075,948	915,425

INCOME FROM CONTINUING OPERATIONS	700,268	1,561,775	1,248,047

GAIN (LOSS) FROM DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment—net of income taxes			(224,644)
Gain (loss) from sale of discontinued segment—net of income taxes of $163,325 in 2003		400,000	(244,406)

NET INCOME	700,268	1,961,775	778,997

OTHER COMPREHENSIVE INCOME:
Interest rate swap as hedge of future variable interest on debt—Change in fair value, net of income taxes of $25,717			40,224

Other comprehensive income			40,224

TOTAL COMPREHENSIVE INCOME	$700,268	$1,961,775	$819,221

EARNINGS (LOSS) PER SHARE:
Basic:
Income from continuing operations	$0.15	$0.34	$0.27
Loss from operations of discontinued segment			(0.05)
Gain (loss) from sale of discontinued segment		0.09	(0.05)

Net income	$0.15	$0.43	$0.17

Diluted:
Income from continuing operations	$0.15	$0.34	$0.27
Loss from operations of discontinued segment			(0.05)
Gain (loss) from sale of discontinued segment		0.09	(0.05)

Net income	$0.15	$0.43	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,564,664	4,582,344	4,616,331

Diluted	4,582,716	4,608,222	4,626,204

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

							Accumulated
	Common Stock		Additional			Stockholder	Other	Total
	Voting		Paid-In	Retained	Treasury	Notes	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Receivable	Income (Loss)	Equity
BALANCES—September 30, 2002	4,706,341	$47,063	$25,088,631	$8,404,112	$(534,045)	$(157,246)	$(40,224)	$32,808,291

Repayment of stockholder notes receivable						157,246		157,246

Elimination of interest rate hedge contract— net of tax							40,224	40,224

Purchase of treasury stock—45,500 common shares at cost					(297,340)			(297,340)

Net income				778,997				778,997

BALANCES—September 30, 2003	4,706,341	47,063	25,088,631	9,183,109	(831,385)	—	—	33,487,418

Net income				1,961,775				1,961,775

BALANCES—September 30, 2004	4,706,341	47,063	25,088,631	11,144,884	(831,385)	—	—	35,449,193

Exercise of director stock option	2,000	20	9,280					9,300

Purchase of treasury stock—37,200 common shares at cost					(241,882)			(241,882)

Net income				700,268				700,268

BALANCES—September 30, 2005	4,708,341	$47,083	$25,097,911	$11,845,152	$(1,073,267)	$—	$—	$35,916,879

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Income from continuing operations	$700,268	$1,561,775	$1,248,047
Noncash items in income from continuing operations:
Depreciation and amortization of property, plant, and equipment	1,998,146	2,330,847	2,539,704
Amortization	21,145	69,756	272,767
Deferred income taxes	1,450,318	249,575	(290,236)
(Gain) loss on asset sales—net	(441,670)	3,218	108,636
Changes in operating working capital:
Accounts receivable	2,910,971	(4,345,536)	(2,376,045)
Inventories	(512,808)	(5,733,880)	(225,134)
Prepaid expenses and other assets	(130,352)	306,675	97,982
Accounts payable	(1,228,464)	4,087,937	(2,180,601)
Accrued and other current liabilities	(603,992)	353,280	(473,729)
Income taxes payable/receivable	(1,566,467)	451,556	826,087

Net cash provided by (used in) operating activities from continuing operations	2,597,095	(664,797)	(452,522)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,626,211)	(4,373,694)	(2,372,546)
Proceeds from disposition of property, plant and equipment	647,042	29,201
Collection of advances to directors and former owners			20,060
Proceeds from asset sales—net of transaction costs			74,454
Decrease in restricted cash			100,000

Net cash used in investing activities	(979,169)	(4,344,493)	(2,178,032)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,387,364)	(750,000)	(5,840,667)
Borrowings of long-term debt		2,500,000	500,000
Debt issuance costs		(63,434)
Purchase of treasury stock	(241,882)		(297,340)
Net settlement of interest rate swap			(25,716)
Repayment of stockholder notes receivable			157,246
Issuance of common stock	9,300

Net cash (used in) provided by financing activities	(1,619,946)	1,686,566	(5,506,477)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS:
Proceeds from sale of discontinued operations net of transaction costs			11,660,603
Net cash provided by (used in) activities of discontinued operations		400,000	(844,502)

Net cash provided by (used in) discontinued operations	—	400,000	10,816,101

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,020)	(2,922,724)	2,679,070

CASH AND CASH EQUIVALENTS:
Beginning of year	7,692	2,930,416	251,346

End of year	$5,672	$7,692	$2,930,416

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$95,000	$—	$—
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 AND 2004, AND FOR THE YEARS ENDED
SEPTEMBER 30, 2005, 2004, AND 2003
1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements—Consolidated financial statements include the accounts of Tufco Technologies, Inc. and its wholly owned subsidiary (the “Company”). Significant intercompany transactions and balances are eliminated in consolidation. The Company markets its own line of business imaging paper products and performs specialty printing, custom converting and packaging.

Financial Statement Preparation—Financial statement preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual amounts could differ from the amounts estimated. Differences from those estimates are recognized in the period they become known.

Cash and cash equivalents—Cash and cash equivalents represents liquid investments with maturities at acquisition of three months or less.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: 20 to 40 years for buildings, 3 to 10 years for machinery and equipment, 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures, and the shorter of the actual useful life or the lease term for leasehold improvements. Management periodically reviews asset carrying values for recoverability based on undiscounted cash flows. When appropriate, the Company provides for any write-downs based on estimated fair value.

Impairment of Long-Lived Assets—Impairment of long-lived assets is reviewed in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

The sale and discontinued operations of the Paint Sundries segment in the second quarter of 2003 have been recorded in accordance with SFAS No. 144.

Goodwill—Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. Management has continued to review the carrying values of goodwill for recoverability based on fair market value estimated using estimated future cash flows and prices of comparable companies in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses.

There were no changes in the carrying amount of goodwill by segment for the years ended September 30, 2005 and 2004. Goodwill by segment is:

Contract	Business
Manufacturing	Imaging	Total
$ 4,281,759	$2,929,816	$7,211,575

Financial Instruments—Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities and variable interest rates or fixed rates approximating current rates available for similar instruments.
Derivatives—During fiscal 2005 and 2004 and at September 30, 2005 and 2004, the Company did not hold any derivatives. In prior years, derivatives consisted of an interest rate swap as a cash flow hedge of variable interest rate debt. This cash flow hedge was stated at its estimated fair value based on market quotes, and changes in fair value were reported as a component of other comprehensive income. The swap was eliminated during 2003.
Other Assets—Other assets include loan origination fees, which are amortized on a straight-line basis (approximating the interest method) over the terms of the related long-term debt.
Income Taxes—Income Taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, if any, plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences that will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.
Revenues—Revenues are recognized as sales when title and risk of loss transfers to the customer and there is evidence of an agreement and collectibility of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from revenue and cost of sales.
Stock-Based Compensation—Stock option grants to employees are accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, encourages (but does not require) the cost of stock options and other stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	2005	2004	2003
Income from continuing operations as reported	$700,268	$1,561,775	$1,248,047
Deduct—Total stock-based employee compensation expense determined under fair value based method for all awards—net of related tax effects	(164,406)	(128,693)	(72,483)

Pro forma income from continuing operations	$535,862	$1,433,082	$1,175,564

Earnings per share:
Basic—as reported	$0.15	$0.34	$0.27
Basic—pro forma	0.12	0.31	0.25

Diluted—as reported	0.15	0.34	0.27
Diluted—pro forma	0.12	0.31	0.25
Pro forma net income for the year ended September 30, 2005 includes $51,925 after tax of compensation expense for retirement eligible stock option participants. Stock compensation expense for retirement eligible participants is reported in pro forma net income when the options are granted in accordance with the provisions of the Plan. Previously, we reported compensation expense for these participants over the vesting period.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued using an option pricing model. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company is required to adopt SFAS 123(R) in the first quarter of the Company’s 2006 fiscal year. SFAS 123(R) applies to all awards granted after October 1, 2005 and to previously-granted awards unvested as of the adoption date. The effect of adoption of SFAS 123(R) is currently estimated to be approximately $75,000 to $100,000 (approximately $0.02 per share) after-tax for 2006. However, our actual share-based compensation expense in 2006 depends on a number of factors, including fair value of awards at the time of grant.
Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 18,052; 25,878, and 9,873 shares in fiscal 2005, 2004, and 2003, respectively. During 2005, 2004, and 2003, options to purchase 317,454 shares, 215,971 shares, and 376,700 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.
Recently Issued Accounting Standards—In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company believes that the effect of SFAS 151 on its financial statements and related disclosures is immaterial.
2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $345,448 and $403,830 at September 30, 2005 and 2004, respectively. For the years ended September 30, 2005, 2004, and 2003, the Company recorded bad debt expense (income) of $139,146, $217,496, and $(76,356) respectively, and had write-offs of $197,528, $202,987, and $69,336 respectively. Amounts due from two multinational consumer products customers represent 48% and 44% of total accounts receivable at September 30, 2005 and 2004, respectively. Accounts receivable include $86,512 and $726,815 for the cost of equipment to be reimbursed by one of these customers at September 30, 2005 and 2004, respectively.

3.	INVENTORIES

Inventories at September 30, 2005 and 2004, consist of the following:

	2005	2004
Raw materials	$7,470,774	$7,941,894
Finished goods	2,666,997	1,683,069

Total inventories	$10,137,771	$9,624,963

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $156,698 and $336,886 at September 30, 2005 and 2004, respectively. For the years ended September 30, 2005, 2004, and 2003, the Company recorded obsolescence and shrinkage expense (income) of $37,988, $(4,737), and $(587,551), respectively, and had write-offs of $218,176, $72,277, and $58,670 respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2005 and 2004, consist of the following:

	2005	2004
Land and land improvements	$619,850	$645,751
Buildings	9,766,723	10,304,654
Leasehold improvements	708,516	705,410
Machinery and equipment	16,251,175	17,956,245
Computer equipment and software	5,355,105	5,487,856
Furniture and fixtures	542,855	546,105
Vehicles	44,206	44,206

	33,288,430	35,690,227

Less accumulated depreciation and amortization	18,869,996	19,767,049

Net depreciated value	14,418,434	15,923,178

Construction in progress	1,238,594	406,157

Property, plant, and equipment—net	$15,657,028	$16,329,335

5.	OTHER ASSETS

Other assets at September 30, 2005 and 2004, consist of the following:

	2005	2004
Loan origination and other fees	$138,267	$138,267
Less accumulated amortization	101,264	80,119

Subtotal	37,003	58,148

Note receivable bearing interest at 7% to 10%, due in variable monthly installments through 2009	176,653	64,253
Prepaid rent on leased equipment	24,019	31,427
Deposits on equipment to be acquired and other	72,805	72,805
Cash surrender value of life insurance	179,182	165,521

Other assets—net	$489,662	$392,154

6.	LONG-TERM DEBT

Long-term debt at September 30, 2005 and 2004, consists of the following:

	2005	2004
Long-term note payable to banks, under a $10 million unsecured credit agreement	$1,112,636	$2,500,000

Total	1,112,636	2,500,000

Long term debt	$1,112,636	$2,500,000

In 1998, the Company entered into an interest rate swap agreement, as a hedge under which the interest rate on the notional amount of $2,114,272 of term debt was fixed at 5.87%, plus a profit spread for the lender of between 100 and 150 basis points, depending on certain financial ratios achieved by the Company. In May 2003, the Company repaid the associated debt and settled the interest rate swap agreement. The net settlement value of the interest rate swap agreement was recorded within the statement of income.
On May 20, 2004, the Company signed a new credit agreement. The credit agreement includes a $9.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts. The agreement expires on May 18, 2007. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2005, the Company had $612,636 outstanding under the base rate account and $500,000 outstanding under the Eurodollar account at a rate of 6.75% and 5.04%, respectively. The revolving line of credit also includes a commitment to issue commercial and standby letters of credit not to exceed $1,000,000. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2005. The Company has $8,887,364 available under the line of credit as of September 30, 2005. The revolving line-of-credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. At September 30, 2005, the Company was in compliance with all of its debt covenants under the line-of-credit agreement.

7.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax asset as of September 30, 2005 and 2004, are as follows:

	2005	2004
Current deferred tax asset:
Valuation allowances for accounts receivable and inventories—not currently deductible	$193,929	$297,768
Inventory costs capitalized for tax purposes	30,582	47,081
Vacation and severance accruals—not currently deductible	69,855	82,919
Other accruals—not currently deductible	205,581	190,820

Total current assets	499,947	618,588

Noncurrent deferred tax liability:
Accelerated tax depreciation on property and equipment	(1,571,942)	(1,029,090)
Accelerated tax amortization of goodwill	(164,695)	623,450
Other	(680)

Total noncurrent liability—net	(1,737,317)	(405,640)

Net deferred tax (liability) asset	$(1,237,370)	$212,948

The components of income tax expense (benefit) of continuing operations are as follows:

	2005	2004	2003
Current tax (benefit) expense:
Federal	$(809,147)	$681,600	$968,973
State	(189,683)	172,816	236,688

Total	(998,830)	854,416	1,205,661

Deferred tax expense (benefit):
Federal	1,191,332	177,446	(232,478)
State	258,986	44,086	(57,758)

Total	1,450,318	221,532	(290,236)

Income tax expense	$451,488	$1,075,948	$915,425

Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2005	2004	2003
Federal income taxes computed at statutory rates	$391,597	$923,203	$757,215
State income taxes—net of federal tax benefit	45,740	140,986	116,074
Certain goodwill amortization and other nondeductibles	17,780	14,895	24,050
Other	(3,629)	(3,136)	18,086

Income tax expense	$451,488	$1,075,948	$915,425

8.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. The lease expires in April 2008, is classified as an operating lease and requires monthly rental payments of $10,276 which increase 2.5% every twelve months through the duration of the lease term. Rental expense for the lease totaled $124,861 for fiscal 2005, $121,816 for fiscal 2004, and $111,060 for fiscal 2003, respectively. On the expiration date there is an option for an additional five-year term to be negotiated.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in March 2008. The equipment leases expire on varying dates over the next five years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2005, are as follows:

2006	$1,238,464
2007	1,151,032
2008	1,034,397
2009	960,619
2010	535,607

Total	$4,920,119

Rental expense for all operating leases related to continuing operations totaled $1,342,829, $1,319,664, and $1,143,594 for fiscal 2005, 2004, and 2003, respectively.

Commercial Letters of Credit—The Company has no amounts outstanding under commercial import letters of credit as of September 30, 2005 and 2004. Letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $1,000,000, available at September 30, 2005 and 2004, which is included in the availability under the unsecured credit agreement at September 30, 2005.

Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations, or cash flows of the Company.

9.	PROFIT-SHARING PLANS

The Company has a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of an employee’s contribution. Profit-sharing plan expense relating to the defined contribution profit sharing 401(k) plan related to continuing operations totaled $188,184, $240,861, and $209,132 for fiscal 2005, 2004, and 2003, respectively.

10.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2005 and 2004, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan currently reserves 300,000 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. During fiscal 2005, 2004, and 2003, options to purchase 30,000, 37,000, and 51,200 shares, respectively, of voting common stock were granted.

The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. Prior to the 2004 Plan, the Company had a similar plan that was created in 1993 (“1993 Plan”) that expired in March 2004. During each of the fiscal years 2005, 2004, and 2003, options to purchase 15,000 shares of voting common stock were granted under the 1993 and 2004 plan.

The following information summarizes the shares subject to options:

	Number of Shares			Weighted Average Exercise Price per share
	2005	2004	2003	2005	2004	2003
Options outstanding— beginning of year	500,400	453,700	454,400	$7.39	$7.51	$7.87

Granted	45,000	52,000	66,200	7.39	6.24	5.27

Exercised	(2,000)			4.65

Terminated	(1,600)	(5,300)	(66,900)	9.38	7.70	7.82

Options outstanding—end of year	541,800	500,400	453,700	7.40	7.39	7.51

Options exercisable—end of year	421,167	409,700	395,367	7.71	7.71	7.77

Reserved for future options at September 30	353,200	398,200	300,000

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2005:

	Number of Shares			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$ 4.50 – 7.00	285,550	4.5 years	$6.28	194,917	$6.50
7.00–10.00	256,250	2.2 years	8.64	226,250	8.76

4.50–10.00	541,800	3.4 years	7.40	421,167	7.71

In the pro forma calculations as included in Note 1, the weighted average fair value of options granted during 2005, 2004, and 2003 was estimated at $4.55, $4.02, and $3.30 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003:

	2005	2004	2003
Risk-free interest rate	3.9%–4.4%	3.5%–3.7%	3.5%–5.0%
Expected volatility	89.0%	70.0%	70.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option life, standard option (years)	7.0	7.0	7.0
In fiscal 2001, the Company received notes from various employees to facilitate the exercise of employee stock options. The notes receivable with recourse included interest at 5% to 8.5% payable annually. The notes were repaid in 2003. In fiscal 2004, no employee stock options were exercised. In fiscal 2005, 2,000 shares of employee stock options were exercised.

11.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services until January 2004, when the agreement was automatically renewed as it was not terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $336,643, $319,320, and $304,114 for fiscal 2005, 2004 and 2003, respectively.

As discussed in footnote 8 “Commitments and Contingencies,” the Company leases facilities from a partnership composed of current and former stockholders.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	2005	2004	2003
Interest paid	$68,050	$44,460	$234,103

Income taxes paid—net of refunds	$567,637	$200,000	$250,695

13.	MAJOR CUSTOMER AND SEGMENT INFORMATION

Two significant customers of the Contract Manufacturing segment, which are large multi-national consumer products companies with whom the Company has confidentiality and non-disclosure agreements, accounted for the following percentage of total sales:

	2005	2004	2003
Customer A	5%	13%	33%
Customer B	51	41	3
The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Such market segment information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs. During fiscal 2003, the Company sold the Paint Sundries segment. The assets associated with the discontinued operations are discussed in Note 14.

	Contract	Business	Corporate
Fiscal 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$55,209,396	$24,571,397	$—	$79,780,793

Gross profit	3,415,012	1,918,728		5,333,740

Operating income (loss)	1,543,470	1,142,732	(1,497,791)	1,188,411

Depreciation and amortization expense	1,405,474	316,856	296,961	2,019,291

Capital expenditures	1,520,022	95,415	10,774	1,626,211

Assets:
Inventories	$7,905,186	$2,232,585	$—	$10,137,771
Property, plant, and equipment—net	12,932,529	2,518,305	206,194	15,657,028
Accounts receivable and other (including goodwill)	11,235,327	5,704,666	1,751,226	18,691,219

Total assets	$32,073,042	$10,455,556	$1,957,420	$44,486,018

	Contract	Business	Corporate
Fiscal 2004	Manufacturing	Imaging	and Other		Consolidated
Net sales	$53,688,358	$24,166,137	$—		$77,854,495

Gross profit	5,099,202	2,590,955			7,690,157

Operating income (loss)	2,275,640	1,288,326	(874,702)		2,689,264

Depreciation and amortization expense	1,226,933	495,590	678,080		2,400,603

Capital expenditures	4,089,369	284,325			4,373,694

Assets:
Inventories	$7,209,879	$2,415,084	$—		$9,624,963
Property, plant, and equipment—net	12,878,285	2,902,613	548,437		16,329,335
Accounts receivable and other (including goodwill)	13,861,673	5,989,291	1,177,290		21,028,254

Total assets	$33,949,837	$11,306,988	$1,725,727		$46,982,552

	Contract	Business	Corporate
Fiscal 2003	Manufacturing	Imaging	and Other		Consolidated
Net sales	$30,005,732	$25,344,795	$(143,869)		$55,206,658

Gross profit	4,977,156	2,981,962	(217,568)		7,741,550

Operating income (loss)	2,277,014	911,188	(773,579	) (1)	2,414,622

Depreciation and amortization expense	1,077,267	554,733	1,180,471		2,812,471

Capital expenditures	2,269,674	102,872			2,372,546

Assets:
Inventories	$1,975,398	$1,915,685	$—		$3,891,083
Property, plant, and equipment—net	10,031,794	3,134,751	1,152,362		14,318,907
Accounts receivable and other (including goodwill)	8,932,255	6,565,306	4,318,208		19,815,769

Total assets	$20,939,447	$11,615,742	$5,470,570		$38,025,759

(1)	Amount includes employee severance costs of $333,114.

Pursuant to authorization by the Board of Directors, the Company formalized a plan in March 2003 to relocate the accounting and information technology departments from the Dallas, Texas location to the Green Bay, Wisconsin Corporate office. As a result, the Company provided one-time termination benefits payable August 31, 2003, for employees in the Dallas office. The liability for the termination benefits was recognized ratably over the future service period as required by SFAS No. 146. Severance costs also included costs related to the elimination of several salary positions. Severance costs incurred and paid for the fiscal year 2003 were $333,114. There were no employee related severance costs in 2004 or 2005.
14.	DISCONTINUED OPERATIONS

On January 27, 2003, the Company’s Board of Directors approved a plan to dispose of the operations of the Paint Sundries segment. The Company sold the assets and business of the Paint Sundries segment for approximately $12.2 million in cash to Trimaco, LLC and its affiliate. The sale included all Paint Sundries segment assets, including the stock of Foremost Manufacturing Company and the Manning, South Carolina manufacturing facility. Accordingly, the operating results of the Paint Sundries segment have been reported separately from continuing operations and reported as a separate line item in the consolidated statement of operations. Interest expense was not allocated to the discontinued segment. The Company recorded a $0.4 million loss ($0.2 million after tax) on the sale of the Paint Sundries segment which includes a $0.1 million gain on the sale of assets offset by $0.5 million of fees and expenses associated with the sale. The Company provided certain accounting and information technology services to Trimaco, LLC from the date of the sale to October 15, 2003, for an agreed upon fee.

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

Operating results from discontinued operations were as follows:

2003
Net sales	$9,698,802

Loss before income taxes	$(379,240)

Income tax benefit	154,596

Loss from discontinued operations	$(224,644)

* * * * * *