Form 10-Q
period 2005-12-31
TUFCO TECHNOLOGIES INC
filed 2006-02-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
Commission file number 0-21018
TUFCO TECHNOLOGIES, INC.

Delaware	39-1723477

(State of other jurisdiction of incorporation of organization)	(IRS Employer ID No.)
PO BOX 23500 Green Bay, WI 54305
(Address of principal executive offices)(Zip code)
(920) 336-0054
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑      No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2006

Common Stock, par value $0.01 per share	4,535,244

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	September 30,
	(Unaudited)	2005*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$7,595	$5,672
Accounts receivable-net	11,423,091	9,728,418
Inventories	11,213,477	10,137,771
Prepaid expenses and other current assets	386,248	170,555
Income tax receivable	713,250	585,390
Deferred income taxes	499,947	499,947

Total current assets	24,243,608	21,127,753

PROPERTY, PLANT AND EQUIPMENT-Net	16,457,839	15,657,028
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	359,267	489,662

TOTAL	$48,272,289	$44,486,018

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$7,437,729	$4,688,887
Accrued payroll, vacation and payroll taxes	424,072	367,336
Other current liabilities	415,591	662,963

Total current liabilities	8,277,392	5,719,186

LONG-TERM DEBT	2,355,531	1,112,636
DEFERRED INCOME TAXES	1,727,888	1,737,317

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized;
4,708,341 shares issued	47,083	47,083
Additional paid-in capital	25,121,966	25,097,911
Retained earnings	11,868,387	11,845,152
Treasury stock, 170,297 and 161,197 common shares at cost, respectively	(1,125,958)	(1,073,267)

Total stockholders’ equity	35,911,478	35,916,879

TOTAL	$48,272,289	$44,486,018

See notes to condensed consolidated financial statements.
*Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2005	2004
NET SALES	$21,312,893	$20,003,989
COST OF SALES	20,312,482	18,552,885

GROSS PROFIT	1,000,411	1,451,104

OPERATING EXPENSES:
Selling, general & administrative	967,469	1,177,984
Gain on sale of property, plant and equipment	—	(415,781)

OPERATING INCOME	32,942	688,901
OTHER INCOME (EXPENSE):
Interest expense	(20,029)	(13,520)
Interest income and other income	25,302	14,184

INCOME BEFORE INCOME TAXES	38,215	689,565
INCOME TAX EXPENSE	14,980	281,567

NET INCOME	$23,235	$407,998

BASIC EARNINGS PER SHARE:
Net Income	$0.01	$0.09

DILUTED EARNINGS PER SHARE:
Net Income	$0.01	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,546,595	4,582,344
Diluted	4,552,511	4,615,317
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2005	2004
OPERATING ACTIVITIES
Net Income	$23,235	$407,998

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	451,251	510,132
Amortization	5,286	5,286
Deferred income taxes	(9,429)	81,826
Gain on sale of property, plant and equipment	—	(415,781)
Stock compensation expense	24,055	—
Changes in operating working capital:
Accounts receivable	(1,694,673)	3,189,293
Inventories	(1,075,706)	(1,134,538)
Prepaid expenses and other assets	(90,584)	(229,093)
Accounts payable	2,901,708	(254,386)
Accrued and other current liabilities	(190,636)	(488,819)
Income taxes payable/receivable	(127,860)	(47,069)

Net cash provided by operating activities	216,647	1,624,849

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,252,062)	(85,813)
Change in construction payables	(152,866)	—
Proceeds from disposals of property, plant and equipment	—	462,042

Net cash (used) provided by investing activities	(1,404,928)	376,229

FINANCING ACTIVITIES
Repayment of long-term debt	—	(2,500,000)
Borrowings of long-term debt	1,242,895	500,000
Purchase of treasury stock	(52,691)	—

Net cash provided (used) by financing activities	1,190,204	(2,000,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,923	1,078
CASH AND CASH EQUIVALENTS:
Beginning of period	5,672	7,692

End of period	$7,595	$8,770

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$—	$95,000
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2005 and 2004
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2005 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports except for the adoption of Statement of Financial Accounting Standard (“SFAS”) 123 Revised “Share Based Payments”. The Company’s condensed consolidated balance sheet at September 30, 2005 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005.
Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 5,916 and 32,973 shares for the three months ended December 31, 2005 and 2004, respectively. During the three months ended December 31, 2005 and 2004, options to purchase 363,950 and 156,750 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.
Stock Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stockoptions to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three year period. Options issued under these plans generally expire 10 years from the date of grant. Approximately $0.4 million shares are available for future grants.
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment”. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended December 31, 2005, was $24,055, or $14,625 net of taxes. The Company expects that total stock compensation expense for the year ending September 30, 2006 will be approximately $75,000 to $100,000 on an after-tax basis. As of December 31, 2005, total unrecognized compensation cost related to share-based compensation awards was approximately $0.1 million net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2 years.
The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Notes to condensed consolidated financial statements—(continued)
Prior to October 1, 2005, the Company accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no employee stock-option based compensation expense was recorded in the income statement prior to October 1, 2005.
The following table illustrates the effect on net income and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation, for the three months ended December 31, 2004.

Three Months Ended
December 31,
2004
Net income as reported	$407,998
Less total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(19,086)

Pro forma net income	$388,912

Earnings per share:
Basic – as reported	$0.09
Basic – pro forma	$0.08

Diluted – as reported	$0.09
Diluted – pro forma	$0.08
The Company did not grant any stock options during the three months ended December 31, 2005.
The Company estimates fair value using the Black-Scholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option.
A summary of stock option activity under the Company’s share-based compensation plan for the three months ended December 31, 2005 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at September 30, 2005	541,800	$7.40
New grants	—	—
Exercised	—	—
Forfeited or expired	94,850	$6.90

Outstanding at December 31, 2005	446,950	$7.50	3.9	$3,353,136

Exercisable at December 31, 2005	414,717	$7.54	3.6	$3,125,883

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2004 was $6.23.

Notes to condensed consolidated financial statements—(continued)
2. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2005	2005
Raw materials	$8,826,239	$7,470,774
Finished goods	2,387,238	2,666,997

Total inventories	$11,213,477	$10,137,771

3. Stock Repurchase Plan
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 46,300 shares were purchased under the plan as of December 31, 2005.
4. Segment Information
The Company operates in a single industry since it manufactures and distributes business forms, custom paper-based and nonwoven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Such market segment information is summarized below. The Contract Manufacturing segment provides services to large national consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
December 31, 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$14,537,254	$6,775,639	$—	$21,312,893

Gross profit	590,657	684,749	(274,995)	1,000,411

Operating (loss) income	(215,114)	238,010	10,046	32,942

Depreciation and amortization expense	341,144	60,819	54,574	456,537

Capital expenditures	1,246,944	5,118	—	1,252,062

Assets:
Inventories	8,661,110	2,552,367	—	11,213,477
Property, plant and equipment-net	13,838,430	2,462,604	156,805	16,457,839
Accounts receivable and other (including goodwill)	12,400,232	6,038,132	2,162,609	20,600,973

Total assets	$34,899,772	$11,053,103	$2,319,414	$48,272,289

Three Months Ended	Contract	Business	Corporate
December 31, 2004	Manufacturing	Imaging	and Other	Consolidated
Net Sales	$14,227,469	$5,776,520	$—	$20,003,989

Gross Profit	1,297,512	532,189	(378,597)	1,451,104

Operating Income (loss)	236,203	(97,882)	550,580	688,901

Depreciation and amortization expense	350,885	81,044	83,489	515,418

Capital expenditures	77,308	8,505	—	85,813

Assets:
Inventories	8,636,441	2,123,060	—	10,759,501
Property, plant and equipment-net	12,543,802	2,826,317	393,636	15,763,755
Accounts receivable and other (including goodwill)	10,798,102	5,605,313	1,660,431	18,063,846

Total assets	$31,978,345	$10,554,690	$2,054,067	$44,587,102

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements:
Management’s discussion of the Company’s fiscal 2006 quarterly results in comparison to fiscal 2005 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue the run rates for its product, or the Company’s ability to successfully integrate its western region warehouse facility. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
General Information:
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
The Company provides integrated production services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive lamination, folding, integrated downstream packaging and on-site quality and microbiological process management, and manufactures and distributes business imaging paper products.
The Company has manufacturing operations in Green Bay, WI, which is ISO certified, and Newton, NC. The Company’s corporate headquarters, including corporate support services, are located in Green Bay, WI.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period
	December 31,		Change
	2005	2004	$	%
Net Sales	$21,313	$20,004	$1,309	7

Gross Profit	1,000	1,451	(451)	(31)
	4.7%	7.3%

Operating Expenses	967	762	205	27
	4.5%	3.8%

Operating Income	33	689	(656)	(95)
	0.2%	3.4%

Interest Expense	20	14	6	43
	0.1%	0.1%

Income Before Income Taxes	38	690	(652)	(94)
	0.2%	3.4%

Income Tax Expense	15	282	(267)	(95)
	0.1%	1.4%

Net Income	$23	$408	(385)	(94)
	0.1%	2.0%

	Three Months Ended
	December 31,
	2005		2004
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract manufacturing and printing	$14,537	68%	$14,227	71%	$310	2%
Business Imaging paper products	6,776	32	5,777	29	999	17%

Net Sales	$21,313	100%	$20,004	100%	$1,309	7%

	2005		2004
		Margin			Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract manufacturing and printing	$591	4%	$1,298	9%	$(707)	(54%)
Business Imaging paper products	685	10%	532	9%	153	29%

Gross Profit	$1,276	6%	$1,830	9%	$(554)	(30%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $1.3 million (7%) to $21.3 million in the first quarter of fiscal 2006, when compared to the same period last year. This was due to an increase of $0.3 million (2%) in the Contract Manufacturing segment and an increase of $1.0 million (17%) in the Business Imaging segment.
In Contract Manufacturing, revenues were up $1.1 million due to new dry products sales, which were offset by a decrease in converting wet sales of $0.8 million resulting from a decline in customer demand. The increase in revenue in the Business Imaging segment was primarily due to an increase in point of sale (POS) rolls, including increased direct sales to several large retail customers, as well as several of the Company’s Hamco brand distributors.
Gross Profit:
Consolidated gross profit decreased $0.5 million (31%) for the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. The Contract Manufacturing segment decreased $0.7 million (54%) due to lower toll revenue of $0.8 million, offset by decreases in labor costs of $0.1 million. The decline in labor costs was attributable to the decrease in toll revenue, but also reflected $0.1 million of excess start-up costs. Toll revenue is revenue which does not include a pass through of material costs. Gross profit increased $0.2 million (29%) in Business Imaging, largely due to the increase in net sales.
Operating Expenses:
Selling, general and administrative expenses decreased $211,000 (18%) for the first quarter of fiscal 2006 when compared to the same period of fiscal 2005, primarily related to decreases in salaries of $84,000, legal and audit of $75,000, bad debt of $55,000 and depreciation of $32,000 offset by an increase in stock compensation expense of $24,000 related to the adoption of SFAS 123(R) . Operating expenses for the first quarter of fiscal 2005 were reduced by $416,000, reflecting the gain on the sale of the Company’s thermal bond laminator.
Interest Expense and Other Income (Expense) net:
Interest expense increased $6,000 to $20,000 for the first quarter of fiscal 2006 compared to the same period of fiscal 2005 due to higher average debt outstanding.
Net Income:
The Company reported net income of $23,000 (per share: $0.01 basic and diluted) for the first quarter of fiscal 2006, versus net income of $0.4 million (per share: $0.09 basic and diluted) for the same period of fiscal 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Liquidity and Capital Resources:
The Company generated $0.2 million in cash from operations through the first three months of fiscal 2006, compared to cash provided by operations of $1.6 million for the same period last year. Increases in inventories ($1.1 million) primarily represented inventory builds for new business scheduled to start-up during the second quarter of fiscal 2006. An increase in accounts receivable ($1.7 million) resulted from the increased revenues. Accounts Payable increased ($2.9 million) in the first three months of fiscal 2006, compared to the same period last year, primarily due to an increase in materials purchased.
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
Net cash used in investing activities was $1.4 million for the first three months of fiscal 2006, primarily related to the purchase of two new wipe converting lines to support the Company’s growth in the expanding disposable, nonwovens wipes market. The two new wipe converting lines were financed through borrowing from the Company’s current line of credit.
Net cash provided by financing activities was $1.2 million for the first three months of fiscal 2006, as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock and, on December 16, 2005, the board extended the plan through June 30, 2006. A total of 9,100 shares were purchased for $53,000 under the plan during the quarter ended December 31, 2005. Since the plan was approved, a total of 46,300 shares were purchased for $0.3 million.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2005, cash recorded on the balance sheet was $7,595.
The Company’s credit facility is effective through May 18, 2007.
As of February 14, 2006, the Company had approximately $6.4 million available under the revolving credit line pursuant to the Credit Facility. According to the terms of the Credit Facility, the Company is required to maintain certain financial and operational covenants. As of December 31, 2005, the Company was in compliance with all of its debt covenants under the Credit Facility.
Management believes that the Company’s operating cash flow, together with amounts available under its Credit Facility, are adequate to service the Company’s long term obligations as of December 31, 2005 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Stock Repurchase Plan:
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 46,300 shares were purchased under the plan as of December 31, 2005. See Part II, Item 2 of this Report.
Critical Accounting Policies:
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 18-19 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K, filed with the SEC for the fiscal year ended September 30, 2005. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.
Off Balance Sheet Arrangements:
The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 21 in Item 7A, Quantative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2005. Management believes that as of December 31, 2005, there has been no material change to this information.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2005.
There have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended December 31, 2005.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
December
(12/1/05 – 12/31/05)	9,100	$5.79	46,300	253,700
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 46,300 shares were purchased under the plan as of December 31, 2005.

ITEM 5. Other Information
The Company’s annual meeting has been scheduled for May 16, 2006, which is more than 30 days after the date when the Company’s annual meeting generally takes place. Shareholder proposals received prior to January 16, 2006, which is 120 days before May 16, 2006, will be accepted.
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

TUFCO TECHNOLOGIES, INC.

Date:	February 14, 2006	/s/ Louis LeCalsey, III Louis LeCalsey, III
President and Chief Executive Officer

Date:	February 14, 2006	/s/ Michael B. Wheeler Michael B. Wheeler
Vice President and Chief Financial Officer