Form 10-Q
period 2006-03-31
TUFCO TECHNOLOGIES INC
filed 2006-05-15
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2006

Common Stock, par value $0.01 per share	4,535,244

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	September 30,
	(Unaudited)	2005*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,398	$5,672
Accounts receivable-net	11,389,293	9,728,418
Inventories	13,279,458	10,137,771
Prepaid expenses and other current assets	391,221	170,555
Income tax receivable	88,996	585,390
Deferred income taxes	499,947	499,947

Total current assets	25,655,313	21,127,753

PROPERTY, PLANT AND EQUIPMENT-Net	17,945,536	15,657,028
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	332,338	489,662

TOTAL	$51,144,762	$44,486,018

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$7,243,520	$4,688,887
Accrued payroll, vacation and payroll taxes	480,916	367,336
Other current liabilities	443,785	662,963
Income taxes payable	120,547	—

Total current liabilities	8,288,768	5,719,186

LONG-TERM DEBT	5,025,448	1,112,636
DEFERRED INCOME TAXES	1,721,917	1,737,317

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized:
4,708,341 shares issued	47,083	47,083
Additional paid-in capital	25,137,199	25,097,911
Retained earnings	12,066,153	11,845,152
Treasury stock, 173,097 and 161,197 common shares at cost,
respectively	(1,141,806)	(1,073,267)

Total stockholders’ equity	36,108,629	35,916,879

TOTAL	$51,144,762	$44,486,018

See notes to condensed consolidated financial statements.
*Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2006	2005	2006	2005
NET SALES	$23,089,194	$21,215,449	$44,402,088	$41,219,438
COST OF SALES	21,729,053	19,823,989	42,041,535	38,376,874

GROSS PROFIT	1,360,141	1,391,460	2,360,553	2,842,564

OPERATING EXPENSES:
Selling, general & administrative	1,044,116	1,157,932	2,011,587	2,335,916
Gain on sale of property, plant and equipment	—	—	—	(415,781)

OPERATING INCOME	316,025	233,528	348,966	922,429
OTHER INCOME (EXPENSE):
Interest expense	(64,773)	(8,058)	(84,801)	(21,578)
Interest income and other income	41,034	5,324	66,336	19,508

INCOME BEFORE INCOME TAXES	292,286	230,794	330,501	920,359
INCOME TAX EXPENSE	94,520	91,293	109,500	372,860

NET INCOME	$197,766	$139,501	$221,001	$547,499

BASIC EARNINGS PER SHARE:
Net Income	$0.04	$0.03	$0.05	$0.12

DILUTED EARNINGS PER SHARE:
Net Income	$0.04	$0.03	$0.05	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic
Diluted	4,535,353	4,573,277	4,541,036	4,577,811
	4,543,219	4,598,096	4,547,865	4,606,707
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2006	2005
OPERATING ACTIVITIES
Net Income	$221,001	$547,499

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	917,732	1,018,122
Amortization	10,572	10,572
Deferred income taxes	(15,400)	81,826
Gain on sale of property, plant and equipment	—	(415,781)
Stock compensation expense	39,288	—
Changes in operating working capital:
Accounts receivable	(1,660,875)	2,910,621
Inventories	(3,141,687)	(1,345,124)
Prepaid expenses and other assets	(73,915)	(72,271)
Accounts payable	2,714,796	(41,612)
Accrued and other current liabilities	(105,598)	(530,216)
Income taxes payable/receivable	616,941	33,529

Net cash (used) provided by operating activities	(477,145)	2,197,165

INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,206,240)	(479,450)
Change in construction payables	(160,163)	—
Proceeds from disposals of property, plant and equipment	—	462,042

Net cash (used) by investing activities	(3,366,403)	(17,408)

FINANCING ACTIVITIES
Repayment of long-term debt	—	(2,500,000)
Borrowings of long-term debt	3,912,812	500,000
Purchase of treasury stock	(68,538)	(181,552)

Net cash provided (used) by financing activities	3,844,274	(2,181,552)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	726	(1,795)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,672	7,692

End of period	$6,398	$5,897

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$—	$95,000
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended March 31, 2006 and 2005
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and six-month periods ended March 31, 2006 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2005 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports except for the adoption of Statement of Financial Accounting Standard (“SFAS”) 123 Revised “Share Based Payments”. The Company’s condensed consolidated balance sheet at September 30, 2005 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 7,866 and 24,819 shares for the three months ended March 31, 2006 and 2005, respectively. For the six months ended March 31, 2006 and 2005, the common stock equivalents from dilutive stock options outstanding were 12,472 and 28,896, respectively. During the three months ended March 31, 2006 and 2005, options to purchase 331,950 and 257,200 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the six months ended March 31,2006 and 2005, options to purchase 295,750 and 206,975 shares, respectively, were excluded from the diluted earnings per share computation.

2.	Inventories

Inventories consist of the following:

	March 31,	September 30,
	2006	2005
Raw materials	$10,957,406	$7,470,774
Finished goods	2,322,052	2,666,997

Total inventories	$13,279,458	$10,137,771

3.	Stock Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 0.4 million shares are available for future grants.

Notes to condensed consolidated financial statements—(continued)
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment”. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended March 31, 2006, was $15,233, or $9,262 net of taxes. For the six months ended March 31, 2006, the total stock compensation expense recognized by the Company was $39,288, or $23,887 net of taxes. The Company expects that total stock compensation expense for the year ending September 30, 2006 will be approximately $75,000 to $100,000 on an after-tax basis. As of March 31, 2006, total unrecognized compensation costs related to share-based compensation awards was approximately $65,613, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one and one half years.
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
The following table illustrates the effect on net income and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation, for the three and six months ended March 31, 2005.

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2005	2005
Net income as reported	$139,501	$547,499
Less total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(77,268)	(96,354)

Pro forma net income	$62,233	$451,145

Earnings per share:

Basic — as reported	$0.03	$0.12
Basic — pro forma	$0.01	$0.10

Diluted — as reported	$0.03	$0.12
Diluted — pro forma	$0.01	$0.10
The Company did not grant any stock options during the three and six months ended March 31, 2006.
The Company estimates fair value using the Black-Sholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options

Notes to condensed consolidated financial statements—(continued)
granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option.
A summary of stock option activity under the Company’s share-based compensation plan for the six months ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2005	541,800	$7.40
New grants	—	—
Exercised	—	—
Forfeited or expired	95,850	$6.90

Outstanding at March 31, 2006	445,950	$7.50	3.7	$3,346,346

Exercisable at March 31, 2006	414,217	$7.54	3.3	$3,122,668

The weighted-average grant date fair value of options granted during the six months ended March 31, 2005 was $6.23.
4.	Stock Repurchase Plan

In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 2,800 shares were purchased under the plan during the quarter ended March 31, 2006. Since the plan was approved, a total of 49,100 shares were purchased under the plan as of March 31, 2006.

5.	Segment Information

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2006	Manufacturing	Imaging	and Other	Consolidated
Net sales	$16,528,068	$6,561,126	$—	$23,089,194

Gross profit	751,349	608,792	—	1,360,141

Operating (loss) income	164,955	380,427	(229,357)	316,025

Depreciation and amortization expense	364,271	59,306	48,190	471,767

Capital expenditures	1,924,189	29,989	—	1,954,178

Assets:
Inventories	10,367,325	2,912,133	—	13,279,458
Property, plant and equipment-net	15,398,447	2,433,287	113,802	17,945,536
Accounts receivable and other (including goodwill)	12,322,905	6,081,661	1,515,202	19,919,768

Total assets	$38,088,677	$11,427,081	$1,629,004	$51,144,762

Three Months Ended	Contract	Business	Corporate
March 31, 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$15,328,405	$5,887,044	$—	$21,215,449

Gross profit	890,690	500,770	—	1,391,460

Operating income (loss)	723,168	421,890	(911,530)	233,528

Depreciation and amortization expense	358,035	81,816	73,425	513,276

Capital expenditures	317,610	76,027	—	393,637

Assets:
Inventories	8,922,483	2,047,604	—	10,970,087
Property, plant and equipment-net	12,503,477	2,820,528	325,397	15,649,402
Accounts receivable and other (including goodwill)	11,183,038	5,734,047	1,260,452	18,177,537

Total assets	$32,608,998	$10,602,179	$1,585,849	$44,797,026

Notes to condensed consolidated financial statements—(continued)

Six Months Ended	Contract	Business	Corporate
March 31, 2006	Manufacturing	Imaging	And Other	Consolidated
Net sales	$31,065,323	$13,336,765	$—	$44,402,088

Gross profit	1,179,759	1,180,794	—	2,360,553

Operating income (loss)	112,088	731,184	(494,306)	348,966

Depreciation and amortization expense	705,415	120,125	102,764	928,304

Capital expenditures	3,171,133	35,107	—	3,206,240

Six Months Ended	Contract	Business	Corporate
March 31, 2005	Manufacturing	Imaging	And Other	Consolidated
Net sales	$29,555,874	$11,663,564	$—	$41,219,438

Gross profit	1,964,830	877,734	—	2,842,564

Operating income (loss)	1,182,742	479,233	(739,546)	922,429

Depreciation and amortization expense	708,920	162,860	156,914	1,028,694

Capital expenditures	394,918	84,532	—	479,450

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements:
Management’s discussion of the Company’s fiscal 2006 quarterly results in comparison to fiscal 2005 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue the run rates for its product and to support increased production levels, or the Company’s ability to successfully integrate its western region warehouse facility. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2006	2005	$	%	2006	2005	$	%
Net Sales	$23,089	$21,215	$1,874	9	$44,402	$41,219	$3,183	8

Gross Profit	1,360	1,391	(31)	(2)	2,361	2,843	(482)	(17)
	5.9%	6.6%			5.3%	6.9%

Operating Expenses	1,044	1,158	(114)	(10)	2,012	1,920	92	5
	4.5%	5.5%			4.5%	4.7%

Operating Income	316	234	82	35	349	922	(573)	(62)
	1.4%	1.1%			0.8%	2.2%

Interest Expense	65	8	57	713	85	22	63	286
	0.3%	0.04%			0.2%	0.1%

Income Before Income Taxes	292	231	61	26	331	920	(589)	(64)
	1.3%	1.1%			0.7%	2.2%

Income Tax Expense	95	91	4	4	110	373	(263)	(71)
	0.4%	0.4%			0.2%	0.9%

Net Income	$198	$140	58	41	$221	$547	(326)	(60)
	0.9%	0.7%			0.5%	1.3%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	March 31,
	2006		2005		Period-to-Period
					Change
		% of		% of
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$16,528	72%	$15,328	72%	$1,200	8%
Business Imaging paper products	6,561	28	5,887	28	674	11%

Net Sales	$23,089	100%	$21,215	100%	$1,874	9%

	2006		2005		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$751	5%	$891	6%	$(140)	(16%)
Business Imaging paper products	609	9%	500	9%	109	22%

Gross Profit	$1,360	6%	$1,391	7%	$(31)	(2%)

	Six Months Ended
	March 31,
	2006		2005		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$31,065	70%	$29,556	72%	$1,509	5%
Business Imaging paper products	13,337	30	11,663	28	1,674	14%

Net Sales	$44,402	100%	$41,219	100%	$3,183	8%

	2006		2005		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,180	4%	$1,965	7%	$(785)	(40%)
Business Imaging paper products	1,181	9%	878	8%	303	35%

Gross Profit	$2,361	5%	$2,843	7%	$(482)	(17%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $1.9 million (9%) to $23.1 million in the second quarter of fiscal 2006, when compared to the same period last year. This was due to an increase of $1.2 million (8%) in the Contract Manufacturing segment and an increase of $0.7 million (11%) in the Business Imaging segment.
For the six months ended March 31, 2006, sales increased $3.2 million (8%) when compared to the first six months of fiscal 2005. This was due to an increase of $1.5 million (5%) in the Contract Manufacturing segment and an increase of $1.7 million (14%) in the Business Imaging segment.
In Contract Manufacturing, the increase in revenues was primarily due to an increase in new sales related to the wet wipes market. The increase in revenue in the Business Imaging segment was primarily due to increased sales to point of sale (POS) customers, including increased direct sales to several large retail customers, as well as several of the Company’s Hamco brand distributors.
Gross Profit:
Consolidated gross profit decreased $31,000 (2%) for the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005. The Contract Manufacturing segment decreased $140,000 (16%) due to higher labor costs related to the start-up of a new production line needed to support the growth of wet wipes sales. In addition, manufacturing support expenses such as supplies, utilities, parts and warehouse costs also increased. Gross profit increased $109,000 (22%) in Business Imaging, largely due to the pass through of increased material costs.
For the six months ended March 31, 2006, gross profit decreased $0.5 million (17%) when compared to the same period last year. Contract Manufacturing decreased $0.8 million (40%); although converting revenue remained relatively flat, an increase in labor cost and manufacturing support expenses such as supplies and warehousing negatively impacted gross profit. Business Imaging increased $0.3 million (35%) as a result of stabilized raw material costs in comparison to 2005.
Operating Expenses:
Selling, general and administrative expenses decreased $114,000 (10%) for the second quarter of fiscal 2006 when compared to the same period of fiscal 2005, primarily related to decreases in legal and audit of $75,000, bad debt of $34,000 and depreciation of $33,000 offset by increases in stock compensation expense of $15,000 related to the adoption of SFAS 123(R).
For the first six months of fiscal 2006, selling general and administrative expenses decreased $324,000 (14%) compared to the first six months of fiscal 2005 due to decreases in legal and audit of $150,000, salaries of $104,000, bad debt of $89,000 and depreciation of $66,000 offset by increases in stock compensation expense of $39,000 related to the adoption of SFAS 123(R) and selling expenses of $36,000. Operating expenses for the first six months of fiscal 2005 were reduced by $416,000, reflecting the gain on the sale of the Company’s thermal bond laminator that was completed in the first quarter of fiscal 2005.
Interest Expense and Other Income (Expense) net:
Interest expense increased $57,000 to $65,000 for the second quarter of fiscal 2006 compared to the same period of fiscal 2005 and increased $63,000 in comparing the six months due to higher average debt outstanding.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Income:
The Company reported net income of $0.2 million (per share: $0.04 basic and diluted) for the second quarter of fiscal 2006, versus net income of $0.1 million (per share: $0.03 basic and diluted) for the same period of fiscal 2005.
For the six months ended March 31, 2006, net income was $0.2 million (per share: $0.05 basic and diluted) compared to net income of $0.5 million (per share: $0.12 basic and diluted of which $0.05 per share of the $0.12 was attributable to a gain from an asset sale) for the first six months of fiscal 2005.
Impacting the current year (fiscal 2006) first-half results were costs to build, install, train and start-up new equipment for recently announced new multi-year contracts.
Liquidity and Capital Resources:
The Company used $0.5 million in cash from operations through the first six months of fiscal 2006, compared to cash provided by operations of $2.2 million for the same period last year. Increases in inventories ($3.1 million) primarily represented inventory builds related to the support of increased wet and dry wipes business that began during the first half of fiscal 2006. An increase in accounts receivable ($1.7 million) resulted from the increased revenues. Accounts Payable increased ($2.7 million) in the first six months of fiscal 2006, compared to the same period last year, primarily due to an increase in materials purchased.
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
Net cash used in investing activities was $3.4 million for the first six months of fiscal 2006, primarily related to the purchase of two new wipe converting lines to support the Company’s growth in the expanding disposable, nonwovens wipes market.
Net cash provided by financing activities was $3.8 million for the first six months of fiscal 2006, as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock and, on December 16, 2005, the board extended the plan through June 30, 2006. A total of 2,800 shares were purchased for $16,000 under the plan during the quarter ended March 31, 2006. Since the plan was approved, a total of 49,100 shares have been purchased for $0.3 million through March 31, 2006.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of March 31, 2006, cash recorded on the balance sheet was $6,398.
The Company’s credit facility is effective through May 18, 2007.
As of May 12, 2006, the Company had approximately $5.8 million available and $4.2 million outstanding under the revolving credit line pursuant to the Credit Facility. According to the terms of the Credit Facility, the Company is required to maintain certain financial and operational covenants. As of March 31, 2006, the Company was in compliance with all of its debt covenants under the Credit Facility.
Management believes that the Company’s operating cash flow, together with amounts available under its Credit Facility, are adequate to service the Company’s long term obligations as of March 31, 2006 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Stock Repurchase Plan:
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 2,800 shares were purchased under the plan during the quarter ended March 31, 2006. Since the plan was approved, a total of 49,100 shares were purchased under the plan as of March 31, 2006. See Part II, Item 2 of this Report.
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
Off Balance Sheet Arrangements:
The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 21 in Item 7A, Quantative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended September 30, 2005. Management believes that as of March 31, 2006, there has been no material change to this information.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2006.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the quarter ended March 31, 2006.

Maximum Number
			Total Number of	Of Shares That
	Total Number		Shares Purchased as	May Yet Be
	Of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
January
(1/1/06-1/31/06)	2,800	$5.66	49,100	250,900
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 2,800 shares were purchased under the plan during the quarter ended March 31, 2006. Since the plan was approved, a total of 49,100 shares were purchased under the plan as of March 31, 2006.

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

TUFCO TECHNOLOGIES, INC.

Date:	May 15, 2006	/s/ Louis LeCalsey, III Louis LeCalsey, III
President and Chief Executive Officer

Date:	May 15, 2006	/s/ Michael B. Wheeler Michael B. Wheeler
Vice President and Chief Financial Officer