Form 10-Q
period 2006-06-30
TUFCO TECHNOLOGIES INC
filed 2006-08-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
Commission file number 0-21018
TUFCO TECHNOLOGIES, INC.

Delaware	39-1723477

(State of other jurisdiction of incorporation of organization)	(IRS Employer ID No.)

PO BOX 23500 Green Bay, WI	54305

(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2006

Common Stock, par value $0.01 per share	4,535,244

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	September 30,
	(Unaudited)	2005*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$156,440	$5,672
Accounts receivable-net	15,101,000	9,728,418
Inventories	16,237,848	10,137,771
Prepaid expenses and other current assets	737,190	170,555
Income tax receivable	—	585,390
Deferred income taxes	499,947	499,947

Total current assets	32,732,425	21,127,753

PROPERTY, PLANT AND EQUIPMENT-Net	18,976,592	15,657,028
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	194,622	489,662

TOTAL	$59,115,214	$44,486,018

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$12,161,683	$4,688,887
Accrued payroll, vacation and payroll taxes	594,247	367,336
Other current liabilities	619,430	662,963
Income taxes payable	400,943	—

Total current liabilities	13,776,303	5,719,186

LONG-TERM DEBT	7,150,000	1,112,636
DEFERRED INCOME TAXES	1,693,008	1,737,317

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,341 shares issued	47,083	47,083
Additional paid-in capital	25,210,948	25,097,911
Retained earnings	12,379,678	11,845,152
Treasury stock, 173,097 and 161,197 common shares at cost, respectively	(1,141,806)	(1,073,267)

Total stockholders’ equity	36,495,903	35,916,879

TOTAL	$59,115,214	$44,486,018

See notes to condensed consolidated financial statements.

*	Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005
NET SALES	$27,428,347	$18,612,243	$71,830,435	$59,831,681
COST OF SALES	25,777,027	17,412,885	67,818,562	55,789,759

GROSS PROFIT	1,651,320	1,199,358	4,011,873	4,041,922

OPERATING EXPENSES:
Selling, general & administrative	1,100,623	1,140,497	3,112,209	3,476,413
Gain on sale of property, plant and equipment	—	(25,889)	—	(441,670)

OPERATING INCOME	550,697	84,750	899,664	1,007,179
OTHER INCOME (EXPENSE):
Interest expense	(106,213)	(23,760)	(191,014)	(45,338)
Interest income and other income (expense)	(4,476)	5,987	61,859	25,495

INCOME BEFORE INCOME TAXES	440,008	66,977	770,509	987,336
INCOME TAX EXPENSE	126,483	14,176	235,983	387,036

NET INCOME	$313,525	$52,801	$534,526	$600,300

BASIC EARNINGS PER SHARE:
Net Income	$0.07	$0.01	$0.12	$0.13

DILUTED EARNINGS PER SHARE:
Net Income	$0.07	$0.01	$0.12	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,535,244	4,549,811	4,539,105	4,568,477
Diluted	4,553,085	4,557,468	4,549,605	4,591,224
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net Income	$534,526	$600,300

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	1,441,170	1,506,385
Amortization	15,858	15,858
Deferred income taxes	(44,309)	81,826
Gain on sale of property, plant and equipment	—	(441,670)
Stock compensation expense	113,037	—
Changes in operating working capital:
Accounts receivable	(5,372,582)	3,552,667
Inventories	(6,100,077)	(2,233,706)
Prepaid expenses and other assets	(287,453)	(31,457)
Accounts payable	7,514,451	(1,286,028)
Accrued and other current liabilities	183,378	(527,421)
Income taxes payable/receivable	986,333	(227,715)

Net cash (used) provided by operating activities	(1,015,668)	1,009,039

INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,760,734)	(871,339)
Change in construction payables	(41,655)	(61,000)
Proceeds from disposals of property, plant and equipment	—	647,042

Net cash (used) by investing activities	(4,802,389)	(285,297)

FINANCING ACTIVITIES
Repayment of long-term debt	—	(2,500,000)
Borrowings of long-term debt	6,037,364	2,000,000
Purchase of treasury stock	(68,539)	(224,972)

Net cash provided (used) by financing activities	5,968,825	(724,972)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,768	(1,230)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,672	7,692

End of period	$156,440	$6,462

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$—	$95,000
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended June 30, 2006 and 2005
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and nine-month periods ended June 30, 2006 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2005 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports except for the adoption of Statement of Financial Accounting Standard (“SFAS”) 123 Revised “Share Based Payments”. The Company’s condensed consolidated balance sheet at September 30, 2005 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005.

2.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

3.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 17,841 and 7,657 shares for the three months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 and 2005, the common stock equivalents from dilutive stock options outstanding were 10,500 and 22,747, respectively. During the three months ended June 30, 2006 and 2005, options to purchase 255,750 and 422,767 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the nine months ended June 30, 2006 and 2005, options to purchase 295,750 and 278,906 shares, respectively, were excluded from the diluted earnings per share computation.

Notes to condensed consolidated financial statements — (continued)
4.	Inventories

Inventories consist of the following:

	June 30,	September 30,
	2006	2005
Raw materials	$13,331,680	$7,470,774
Finished goods	2,906,168	2,666,997

Total inventories	$16,237,848	$10,137,771

5.	Stock Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 0.3 million shares are available for future grants.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment”. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended June 30, 2006, was $73,749, or $44,839 net of taxes. For the nine months ended June 30, 2006, the total stock compensation expense recognized by the Company was $113,037, or $68,726 net of taxes. The Company expects that total stock compensation expense for the year ending September 30, 2006 will be approximately $80,000 to $100,000 on an after-tax basis. As of June 30, 2006, total unrecognized compensation costs related to share-based compensation awards was approximately $50,035, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one and one quarter years.

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

The following table illustrates the effect on net income and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation, for the three and nine months ended June 30, 2005.

Notes to condensed consolidated financial statements — (continued)

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2005	2005
Net income as reported	$52,801	$600,300
Less total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(56,286)	(152,640)

Pro forma net income	$(3,485)	$447,660

Earnings per share:
Basic – as reported	$0.01	$0.13
Basic – pro forma	$0.00	$0.10

Diluted – as reported	$0.01	$0.13
Diluted – pro forma	$0.00	$0.10
On May 16, 2006, the Company granted 15,000 non-employee director stock options at a grant price of $6.60. No other stock options were granted during the three and nine months ended June 30, 2006.
The Company estimates fair value using the Black-Scholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The weighted-average assumptions used in the Black-Scholes valuation model as of June 30, 2006 are as follows:

Expected option life (in years)	7
Expected volatility	50.6%
Dividend yield	0%
Risk-free interest rate	5.07%
A summary of stock option activity under the Company’s share-based compensation plan for the nine months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2005	541,800	$7.40
New grants	15,000	$6.60
Exercised	—	—
Forfeited or expired	(95,850)	$6.90

Outstanding at June 30, 2006	460,950	$7.47	3.6	$3,445,346

Exercisable at June 30, 2006	429,217	$7.51	3.3	$3,221,668

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2006 and June 30, 2005 was $6.60 and $7.39, respectively.

Notes to condensed consolidated financial statements — (continued)
6.	Stock Repurchase Plan

In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. No shares were purchased under the plan during the quarter ended June 30, 2006. A total of 49,100 shares were purchased under the plan from approval of the plan through June 30, 2006.

7.	Segment Information

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

Three Months Ended	Contract	Business	Corporate
June 30, 2006	Manufacturing	Imaging	and Other	Consolidated
Net sales	$21,050,865	$6,377,482	$—	$27,428,347

Gross profit	1,014,881	636,439	—	1,651,320

Operating income (loss)	385,825	390,751	(225,879)	550,697

Depreciation and amortization expense	428,741	58,458	41,525	528,724

Capital expenditures	1,509,066	45,428	—	1,554,494

Assets:
Inventories	13,623,106	2,614,742	—	16,237,848
Property, plant and equipment-net	16,506,061	2,393,071	77,460	18,976,592
Accounts receivable and other (including goodwill)	16,517,571	5,795,004	1,588,199	23,900,774

Total assets	$46,646,738	$10,802,817	$1,665,659	$59,115,214

Notes to condensed consolidated financial statements — (continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2005	Manufacturing	Imaging	And Other	Consolidated
Net sales	$12,380,342	$6,231,901	$—	$18,612,243

Gross profit	700,192	499,166	—	1,199,358

Operating income (loss)	110,812	308,985	(335,047)	84,750

Depreciation and amortization expense	346,794	76,484	70,271	493,549

Capital expenditures	370,966	10,150	10,773	391,889

Assets:
Inventories	9,397,856	2,460,813	—	11,858,669
Property, plant and equipment-net	12,528,048	2,595,083	270,786	15,393,917
Accounts receivable and other (including goodwill)	10,335,639	5,962,658	1,191,659	17,489,956

Total assets	$32,261,543	$11,018,554	$1,462,445	$44,742,542

Nine Months Ended	Contract	Business	Corporate
June 30, 2006	Manufacturing	Imaging	And Other	Consolidated
Net sales	$52,116,188	$19,714,247	$—	$71,830,435

Gross profit	2,194,640	1,817,233	—	4,011,873

Operating income (loss)	497,913	1,121,935	(720,184)	899,664

Depreciation and amortization expense	1,134,156	178,583	144,289	1,457,028

Capital expenditures	4,680,199	80,535	—	4,760,734

Nine Months Ended	Contract	Business	Corporate
June 30, 2005	Manufacturing	Imaging	And Other	Consolidated
Net sales	$41,936,216	$17,895,465	$—	$59,831,681

Gross profit	2,665,022	1,376,900	—	4,041,922

Operating income (loss)	1,293,554	788,218	(1,074,593)	1,007,179

Depreciation and amortization expense	1,055,714	239,344	227,185	1,522,243

Capital expenditures	765,884	94,682	10,773	871,339

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements:
Management’s discussion of the Company’s fiscal 2006 quarterly results in comparison to fiscal 2005 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability and the Company’s ability to continue the run rates for its product. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
Net Sales	$27,428	$18,612	$8,816	47	$71,830	$59,832	$11,998	20

Gross Profit	1,651	1,199	452	38	4,012	4,042	(30)	(1)
	6.0%	6.4%			5.6%	6.8%

Operating Expenses	1,101	1,115	(14)	(1)	3,112	3,035	77	3
	4.0%	6.0%			4.3%	5.1%

Operating Income	551	85	466	548	900	1,007	(107)	(11)
	2.0%	0.5%			1.3%	1.7%

Interest Expense	106	24	82	342	191	45	146	324
	0.4%	0.1%			0.3%	0.1%

Income Before Income Taxes	440	67	373	557	771	987	(216)	(22)
	1.6%	0.4%			1.1%	1.6%

Income Tax Expense	126	14	112	800	236	387	(151)	(39)
	0.5%	0.1%			0.3%	0.6%

Net Income	$314	$53	261	492	$535	$600	(65)	(11)
	1.1%	0.3%			0.7%	1.0%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Three Months Ended
	June 30,
	2006		2005		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$21,051	77%	$12,380	67%	$8,671	70%
Business Imaging paper products	6,377	23	6,232	33	145	2%

Net Sales	$27,428	100%	$18,612	100%	$8,816	47%

	2006		2005		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	$
Gross Profit
Contract Manufacturing and printing	$1,015	5%	$700	6%	$315	45%
Business Imaging paper products	636	10%	499	8%	137	27%

Gross Profit	$1,651	6%	$1,199	6%	$452	38%

	Nine Months Ended
	June 30,
	2006		2005		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$52,116	73%	$41,936	70%	$10,180	24%
Business Imaging paper products	19,714	27	17,896	30	1,818	10%

Net Sales	$71,830	100%	$59,832	100%	$11,998	20%

	2006		2005		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$2,195	4%	$2,665	6%	$(470)	(18%)
Business Imaging paper products	1,817	9%	1,377	8%	440	32%

Gross Profit	$4,012	6%	$4,042	7%	$(30)	(1%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Sales:
Consolidated net sales increased $8.8 million (47%) to $27.4 million in the third quarter of fiscal 2006, when compared to the same period last year. This was due to an increase of $8.7 million (70%) in the Contract Manufacturing segment and an increase of $0.1 million (2%) in the Business Imaging segment.
For the nine months ended June 30, 2006, sales increased $12.0 million (20%) when compared to the first nine months of fiscal 2005. This was due to an increase of $10.2 million (24%) in the Contract Manufacturing segment and an increase of $1.8 million (10%) in the Business Imaging segment.
In Contract Manufacturing, the increase in revenues was primarily due to an increase in new sales related to the start-up of new multi-year contracts in the wet wipes market. The increase in revenue in the Business Imaging segment was primarily due to increased sales to point of sale (POS) customers, including sales to the Company’s Hamco brand distributors as well as direct sales to several large retail customers.
Gross Profit:
Consolidated gross profit increased $452,000 (38%) for the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005. The Contract Manufacturing segment increased $315,000 (45%) due to higher toll revenues related to new product start-ups. Toll revenue is revenue which does not include a pass through of material costs. Excess labor costs of $275,000 negatively impacted gross profit. Labor increases were higher during the short term as a result of running with manual downstream packaging on our newly acquired converting machines and will continue over the next several months until automated equipment is installed. Gross profit increased $137,000 (27%) in Business Imaging, largely due to the recovery of increased material costs.
For the nine months ended June 30, 2006, gross profit decreased $30,000 (1%) when compared to the same period last year. Contract Manufacturing decreased $470,000 (18%); although toll revenues increased compared to the same period last year, excess labor costs of $405,000, contracted labor of $65,000 and equipment repair parts of $20,000 were significantly higher due to start-up costs related to the installation and qualification of two new production lines. Gross margin percentage was down, particularly in Contract Manufacturing as a result of the material cost mix to net sales which increased 2% for the nine months ended June 30, 2006 when compared to the same period last year. Business Imaging increased $440,000 (32%) as a result of the recovery of increased material costs in comparison to 2005.
Operating Expenses:
Selling, general and administrative expenses decreased $40,000 (4%) for the third quarter of fiscal 2006 when compared to the same period of fiscal 2005, due to decreases in legal and audit of $75,000 and depreciation of $36,000 offset by increases in stock compensation expense of $74,000 related to the adoption of SFAS 123(R). Operating expenses for the three months ended June 30, 2005 were reduced by $26,000, reflecting the gain on the sale of a rewinder that was completed in the third quarter of fiscal 2005.
For the first nine months of fiscal 2006, selling general and administrative expenses decreased $364,000 (10%) compared to the first nine months of fiscal 2005 due to decreases in legal and audit of $225,000, salaries of $55,000, bad debt of $104,000 and depreciation of $101,000 offset by increases in stock compensation expense of $113,000 related to the adoption of SFAS 123(R). Operating expenses for the first nine months of fiscal 2005 were reduced by $416,000, reflecting the gain on the sale of the Company’s thermal bond laminator that was completed in the first quarter of fiscal 2005.
Interest Expense and Other Income (Expense) net:
Interest expense increased $82,000 to $106,000 for the third quarter of fiscal 2006 compared to the same period of fiscal 2005 and increased $146,000 in comparing the nine months due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.

Income Tax Expense:
The effective tax rates for the three and nine months ended June 30, 2006, were reduced following completion of IRS audits for fiscal years 2003 and 2004.
Net Income
The Company reported net income of $0.3 million (per share: $0.07 basic and diluted) for the third quarter of fiscal 2006, versus net income of $0.1 million (per share: $0.01 basic and diluted) for the same period of fiscal 2005.
For the nine months ended June 30, 2006, net income was $0.5 million (per share: $0.12 basic and diluted) compared to net income of $0.6 million (per share: $0.13 basic and diluted of which $0.05 per share of the $0.13 was attributable to a gain from an asset sale) for the first nine months of fiscal 2005.
Negatively impacting the current year (fiscal 2006) first nine months results were costs to build, install, train and start-up new production lines for recently announced new multi-year contracts. Also, the after-tax expense for options under SFAS 123(R) was $44,800, or $0.01 per share for the third quarter of fiscal 2006 and $68,700, or $0.02 per share for the first nine months ended June 30, 2006. There was no comparable expense reported in fiscal 2005.
Liquidity and Capital Resources:
The Company used $1.0 million in cash from operations through the first nine months of fiscal 2006, compared to cash provided by operations of $1.0 million for the same period last year. Increases in inventories ($6.1 million) represented inventory builds primarily related to the support of increased wet wipes business that began during the second quarter of fiscal 2006. An increase in accounts receivable ($5.4 million) resulted from the increased sales. Accounts Payable increased ($7.5 million) in the first nine months of fiscal 2006, compared to the same period last year.
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
Net cash used in investing activities was $4.8 million for the first nine months of fiscal 2006, primarily related to the purchase of two new wipe converting lines to support the Company’s growth in the expanding disposable, nonwovens wipes market.
Net cash provided by financing activities was $6.0 million for the first nine months of fiscal 2006, as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock and, on December 16, 2005, the board extended the plan through June 30, 2006. No shares were purchased under the plan during the quarter ended June 30, 2006. A total of 49,100 shares have been purchased for an aggregate purchase price of $0.3 million from approval of the plan through June 30, 2006.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2006, cash recorded on the balance sheet was $156,440.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
On June 20, 2006, the Company entered into an amendment to the Credit Facility pursuant to which the term of the Credit Facility was extended by one year to May 18, 2008.
As of August 11, 2006, the Company had approximately $3.3 million available and $6.7 million outstanding under the revolving credit line pursuant to the Credit Facility. According to the terms of the Credit Facility, the Company is required to maintain certain financial and operational covenants. As of June 30, 2006, the Company was in compliance with all of its debt covenants under the Credit Facility.
Management believes that the Company’s operating cash flow, together with amounts available under its Credit Facility, are adequate to service the Company’s long term obligations as of June 30, 2006 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.
Stock Repurchase Plan:
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. No shares were purchased under the plan during the quarter ended June 30, 2006. A total of 49,100 shares were purchased under the plan from approval of the plan through June 30, 2006.
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
Off Balance Sheet Arrangements:
The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 21 in Item 7A, Quantative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended September 30, 2005. Management believes that as of June 30, 2006, there has been no material change to this information.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2006.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders of the Company was held on May 16, 2006.

(b)	See the response to Item 4(c) below.

(c)	At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

Director	For	Withheld
Robert J. Simon	4,573,720	63,636
Samuel J. Bero	4,572,639	64,717
C. Hamilton Davison, Jr.	4,619,967	17,389
Louis LeCalsey, III	4,579,339	58,017
William J. Malooly	4,613,912	23,444
Seymour S. Preston, III	4,620,093	17,263
(d)	Not applicable

ITEM 6. Exhibits
10.1	First Amendment to the Credit Agreement dated May 22, 2006.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.
Date: August 14, 2006	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: August 14, 2006	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer