Form 10-K
period 2006-09-30
TUFCO TECHNOLOGIES INC
filed 2006-12-29
CIK 895329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 0-21018
TUFCO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1723477

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

PO Box 23500, Green Bay, WI	54305

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 920-336-0054
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “Accelerated Filer and Large Accelerated Filer”in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2006, was approximately $13,306,870. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Market on March 31, 2006. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 18, 2006 was 4,535,244.
DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I
ITEM 1 — BUSINESS
General
     Tufco Technologies, Inc. (“Tufco” or the “Company”) provides integrated manufacturing services including wet and dry wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality and microbiological process management and manufactures and distributes business imaging paper products. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation (“ECC”) and Hamco Industries, Inc. (“Hamco”). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $0.01 per share (“Common Stock”), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company’s public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million in cash and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million net in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Delaware limited partnership, in which Tufco Tech, Inc. was the sole managing general partner and was wholly owned by the Company. On November 13, 1997, the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million in cash and 25,907 shares of Common Stock.
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
     Effective January 1, 2007, Tufco L.P. will transfer all of the assets and liabilities of the Company’s Business Imaging operation to Hamco Manufacturing and Distributing LLC, a newly-formed limited liability company, which will be a wholly-owned subsidiary of Tufco L.P.
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
Products and Services
     The Company markets its products and services through two market segments: Contract Manufacturing services and Business Imaging paper products. Tufco conducts operations from two manufacturing and distribution locations in Green Bay, Wisconsin, and Newton, North Carolina. The Company also leases warehouse space in Las Vegas, Nevada, used primarily for distribution of Business Imaging products in the Western United States.

Contract Manufacturing
     Tufco has contract manufacturing capability at its Green Bay, Wisconsin location.
     The Company’s products and services at its Green Bay, Wisconsin facility include wet and dry wipe converting , wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, on-site quality and microbiological process management. The facility custom manufactures a wide array of materials, including polyethylene films, a variety of nonwovens, paper and tissue. Products include disposable wet and dry wipes for home, personal/baby/medical care use, flexible packaging and disposable table covers. Machinery and equipment at the Green Bay, Wisconsin facility have the capability, developed by the Company’s in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.
     The Company invested in its first wipes converting asset in December 2002. It has now grown to be the largest provider of branded contract wet and dry wipes in North America. In fiscal year 2004, the Company invested an additional $3.6 million to expand the capabilities of its wipes equipment and in fiscal 2006 acquired additional converting equipment for $4.5 million, which started up in the second quarter. These wet and dry wipe assets can convert a variety of nonwoven materials and include a wide variety of folding options, count versatility ranging from ten (10) to eighty (80) wipes per package and integrated downstream flow wrapping and finished packaging design.
     The Company’s Green Bay, Wisconsin facility also offers value-added wide web flexographic printing services. The Company offers 8-color, high resolution, wide web flexographic printing and focuses on products such as paper and poly table covers and flexible packaging used in retail products such as food, soda and overwraps. The Company has two state-of-the-art 8-color flexographic printing presses capable of printing solvent and water-based inks, 62” print width at speeds up to 1,500 feet per minute and offers repeat sizes ranging from 15-3/4” to 47-1/4”. The Company uses the customers’ preliminary artwork and outsources all preparatory processes for camera-ready art, layout, and other related services, and then internally mounts the plates. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils.
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
     The Company’s Newton, North Carolina facility produces a full range of papers for use in bank proof or automated teller machines, including fan-fold forms, and printed rolls of various sizes and types. Additionally, the Company’s Newton facility produces an extensive selection of standard and customized guest checks for use in the restaurant industry, and owns equipment which enables this facility to produce a wide variety of multi-part business forms.
     The Company leased a 1,200 square foot warehouse facility in Las Vegas, Nevada in April of 2005 for the distribution of Business Imaging products in the Western United States. In April of 2006, the Company signed a three-year lease on a 2,022 sq. ft. facility in Las Vegas to replace the smaller facility. The Company distributes from both its Newton and Las Vegas facilities a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 150 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and films, and multi-part forms.

Business Imaging (Continued)
     Late in 2005, the Company introduced a line of products for the restaurant market, including children’s placemats, crayons and guest checks. Many of the Company’s Hamco brand distributors provide point of sale (POS) rolls and other products to individual restaurants as well as major chain restaurants. This new line provides complementary products that can be sold to restaurants at competitive prices while offering higher margins to the Company than POS sales alone. The Company believes that the Las Vegas warehouse facility has opened opportunities for marketing of the Company’s products in the Western United States that were not previously available due to prohibitive shipping costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2004 through fiscal 2006.
Manufacturing and Operations
     With regard to its Contract Manufacturing operations, the Company either utilizes product specifications provided by its customers or works with its customers to develop specifications which meet customer requirements. Generally, the product begins with base materials such as nonwovens, papers, or polyethylene films. In Contract Manufacturing, some customers furnish raw materials and others request that the Company purchase raw materials and pass the cost through the sales price. The Company applies one or more of its contract converting or specialty printing services that it has developed over a period of years through its technical knowledge to add value to these materials. In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment.
     The Company’s growth has been supported by capital investment in new facilities and machinery and equipment. During the past three years, the Company spent $10.9 million on capital expenditures and has budgeted $0.9 million for fiscal 2007. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s custom folding, dry and wet wipes converting and packaging capabilities, and presses which have enabled the Company to print on a variety of substrates. The Company believes it has sufficient capacity to meet its growth expectations.
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
     Tufco has received numerous safety awards at both its Newton, North Carolina and Green Bay, Wisconsin plants. At Newton, the workforce achieved 4 years without a lost time accident from August 2000 through August 2004. Two lost time accidents were recorded at Newton during fiscal year 2005. Newton is now working toward a goal of two years without a lost time accident to be reached in April of 2007.
      Tufco’s Green Bay plant has seen similar success. Fiscal 2004 brought three lost time injuries to our Green Bay plant, with the last occurring in early September 2004. No lost time injuries occurred in fiscal 2005 or 2006.
Sales and Marketing
     Tufco markets its products and services nationally through its 14 full-time sales and customer service employees and 41 manufacturer’s representatives and distributors. The Company’s sales and service personnel are compensated with a base salary plus an incentive bonus. The Company generally utilizes referrals and its industry reputation to attract customers. It also advertises on a limited basis in industry periodicals,

Sales and Marketing (Continued)
at trade shows and through cooperative advertising arrangements with its suppliers and customers and at times conducts direct mailings.
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
     The Company’s customer base consists of approximately 195 companies, including multinational consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. In fiscal 2004, the Company announced it had signed significant contracts with new and existing customers for both printing and Contract Manufacturing. One of these customers, a multinational consumer products company, accounted for approximately 41% of total sales in fiscal 2004, 51% in fiscal 2005, and 45% in fiscal 2006. In fiscal 2006, the Company started up two new production lines producing over 50 SKU’s under a new contract. This was the single largest and most complex start-up ever undertaken by Tufco. This customer accounted for approximately 5% of total sales in fiscal 2005 and 17% in fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, as included in Item 7 of this Report.
Competition
     In order to continue growth based on an outstanding service reputation, the Company has established and continues to provide customers with innovative, full service solutions. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company believes that it offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2000 quality certification, the addition of Lean/Six Sigma as a fiscal year 2005 quality initiative, microbiological management, technical expertise and lower overall costs.
     Competitors for the Company’s Contract Manufacturing products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. The Company believes it is the largest contract manufacturer of branded wipes in North America. With respect to the Company’s specialty printing and converting services and fine paper converting products, the competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.

Competition (Continued)
     The Company operates highly technical manufacturing processes to meet a variety of customer needs. By virtue of being a customized contract manufacturer, the Company continually engineers and proposes systems to customers and potential customers to solve their manufacturing needs in new product rollouts. The Company offers full, value added services such as microbiology assessment and management, and wet wipe, lotion and concentrate testing services and equipment that allow the Company to maintain and assure high product integrity. In the products made at Newton, North Carolina, raw materials are readily available, and converting equipment is generally easily purchased. As a result, competition for engineering and transaction papers customers is very strong, primarily from small regional suppliers and a few large national companies.
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
     The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9000 certification for over six years. ISO 9000 is an internationally recognized quality management system (QMS) standard. In fiscal 2001, the Green Bay facility upgraded its QMS to meet the revised ISO 9001:2000 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes the facility has incorporated current Good Manufacturing Practices (as mandated by the Food and Drug Administration) into its QMS. Each year the site’s QMS is audited by multiple customers and undergoes two 3rd party ISO surveillance audits. In 2005, Green Bay began the implementation process for their Lean/Six Sigma initiative by training Green/Black Belts and Lean Manufacturing practitioners, and is now starting its third year under these initiatives.
Raw Materials and Suppliers
     The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. In the Contract Manufacturing sector the customer, in most instances, selects which supplier of equipment or raw material the Company is to use. The Company believes that it has excellent relationships with its primary suppliers, and the Company has not experienced significant difficulties in obtaining raw materials during the last five years. The Company’s raw materials fall into five general groups: various paper stocks, inks for specialty printing, nonwoven materials, polyethylene films and packaging. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Newton, North Carolina facility continues to receive fine paper stock primarily from six major paper companies instead of a greater number of companies.
     The Company’s primary raw materials, base paper and nonwovens materials, are subject to periodic price fluctuations. In the past, the Company has generally been successful in eventually passing most of the price increases on to its customers, but management cannot guarantee that the Company will be able to do this in the future. Under contracts at Green Bay, changes in material prices are passed on to our customers.

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
Employees
     At September 30, 2006, the Company had 395 employees, of whom 320 were employed at its Green Bay, Wisconsin facility, 72 at its Newton, North Carolina facility, 2 at its Las Vegas, NV warehouse and 1 in Dallas, TX. The Company has a non-union workforce and believes that its relationship with its employees is good.
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

ITEM 1A — RISK FACTORS
The Company depends on two customers for a significant portion of its business.
     One customer accounted for approximately 45% of the total sales for the Company in fiscal 2006, while the same customer accounted for approximately 51% of the Company’s total sales in fiscal 2005. Another customer, which awarded the Company a new contract in 2006, accounted for 17% of total sales in fiscal 2006 and 5% of total sales in fiscal 2005. The loss of, or significant adverse change in, our relationship with these customers could cause the Company’s net sales, income from operations and cash flow to decrease. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could reduce its income from operations and cash flow. The Company has long term contracts with these two customers; however, sales are made pursuant to project specific purchase orders.
Additional increases in the Company’s costs of goods sold, including the costs of raw materials or labor expenses, could have an adverse effect on the Company’s financial condition.
     The Company’s business places heavy reliance on raw materials being readily available. Although the Company believes that there are a number of suppliers that can provide it with the raw materials necessary to conduct its business, any significant decreases in supplies, or any increase in costs or a greater increase in delivery costs for these materials, could result in a decrease in the Company’s margins, which would harm its financial condition. Under contracts at Green Bay, the customer typically selects the material suppliers and material cost changes are passed on to the customer.
     In addition, the Company has recently experienced exceedingly high energy and transportation expenses. Any further increases in these costs will continue to have an adverse effect on the Company’s financial results. Moreover, in connection with a new wipes converting contract that began production in the second quarter of fiscal 2006 and the installation of related equipment, the Company experienced increased direct labor and material cost. The Company’s inability to lower these costs could further negatively impact its results of operations.
Competition in the Company’s industries may hinder its ability to execute its business strategy, maintain profitability, or maintain relationships with existing customers.
     The Company operates in highly competitive industries. The Company competes against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than the Company does. To compete effectively, among other things, the Company must:
•	maintain its relationships with key customers;

•	maintain strict quality standards; and

•	deliver products on a reliable basis at competitive prices
     Competition could cause lower sales volumes, price reductions, reduced profits, losses, or loss of market share. The Company’s inability to compete effectively could have a material adverse effect on the Company’s business, results of operations and financial condition.
Unexpected equipment failures may lead to production curtailments or shutdowns.
     The Company’s manufacturing processes depend on critical pieces of equipment, which may, on occasion, be out of service as a result of unanticipated failures. Interruptions in the Company’s production capabilities will inevitably increase its production costs and reduce its sales and earnings for the affected period. In addition to equipment failures, the Company’s facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. Moreover, any interruption in production capability may require the Company to make significant capital expenditures, which could have a negative effect on the Company’s profitability and cash

ITEM 1A — RISK FACTORS (Continued)
flows. The Company may also sustain revenue losses in excess of any recoveries the Company makes under any applicable business interruption insurance coverage it may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.
The loss of key senior management personnel could negatively affect the Company’s business.
     The Company is dependent on the continued services and performance of its senior management and other key personnel, many of whom are subject to employment agreements that have one year terms. The Company does not have “key person” life insurance policies. The loss of any of the Company’s executive officers or other key employees could harm its business.
The Company’s business is subject to many regulations and noncompliance could be costly.
     The manufacture, marketing and sale of the Company’s products are subject to the rules and regulations of various federal, provincial, and state agencies, including, without limitation, regulations governing emissions into the air, discharges into the water, generation, handling, storage, transportation, treatment, and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters.
     If the Company does not obtain all material licenses and permits required by government, it may be subject to regulatory action by government authorities. Moreover, if the Company’s policies and procedures do not comply in all respects with existing laws and regulations, the Company’s activities may violate such laws and regulations. Even if the Company’s policies and procedures do comply, but its employees fail or neglect to follow them in all respects, the Company might incur similar liability. For example, if a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, the Company may be fined, production may be stopped or a product may be pulled from the shelves, any of which could adversely affect the Company’s financial conditions and operations.
     Furthermore, the rules and regulations are subject to change from time to time and while the Company closely monitors developments in this area, it has no way of anticipating whether changes in these rules and regulations will be made that would impact its business adversely. Additional or revised regulatory requirements, whether labeling, environmental, health and safety, tax or otherwise, could have a material adverse effect on the Company’s financial condition and results of operations.
If the Company fails to achieve and maintain effective internal controls, it could have a material adverse effect on the Company’s business in the future.
     Although the Company currently is not subject to the requirements of Section 404 of the Sarbanes-Oxley Act, and will not be until fiscal 2008, it may be required to satisfy these requirements in the future. In that event, certain adjustments to the Company’s internal control procedures could be required. This process may be time consuming or costly. Failure to achieve and maintain an effective internal control environment as required under Section 404 could have a material adverse effect on the Company’s financial condition and results of operations.
The products that the Company manufactures could expose it to product liability claims, and its manufacturing process may pose additional risks.
     The Company’s business exposes it to potential product liability risks that are inherent in the manufacture and distribution of certain of its products. Although the Company generally seeks to insure against such risks, there can be no assurance that such coverage is adequate or that the Company will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of the Company’s insurance coverage could have a material adverse effect on the Company and any successful material product liability claim could prevent the Company from obtaining adequate product liability insurance in the future on commercially reasonable terms.
     Moreover, as part of the Company’s manufacturing process, the Company uses complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used.

ITEM 1A — RISK FACTORS (Continued)
Insiders continue to have substantial control over the Company.
     As of September 30, 2006, Bradford Venture Partners, L.P. and Overseas Equity Investors owned approximately 58% of the Company’s outstanding common stock. Accordingly, Bradford has the ability to exert significant influence over the Company’s management and policies, such as the election of the Company’s directors, the appointment of new management and the approval of any other action requiring the approval of the Company’s stockholders, including any amendments to the Company’s certificate of incorporation, a sale of all or substantially all of the Company’s assets or a merger.

ITEM 2 — PROPERTIES
     The Company’s main production and distribution facilities for Contract Manufacturing and specialty printing are located in Green Bay, Wisconsin. The 243,800 square foot facility (of which approximately 20,700 square feet is used for offices for the facility and the Company’s corporate headquarters) was built in stages from 1980 to 2000 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.
     The Company leases 42,600 square feet of space in a facility contiguous to its Green Bay, Wisconsin facility, which is currently used for certain Contract Manufacturing, warehousing, and distribution operations. This facility is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
     The Company also owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of point of sale rolls, transaction paper products, wide format rolls and in the printing of custom forms and rolls. In April of 2005, the Company leased a 1,200 square foot warehouse facility in Las Vegas, Nevada, for the distribution of Business Imaging products in the Western United States. In April of 2006, the Company signed a three-year lease on a 2,022 sq. ft. facility in Las Vegas to replace the smaller facility.
     The Company believes that all of its facilities are in good condition and suited for their present purpose. The Company believes that the property and equipment currently used is sufficient for its current and anticipated short-term needs, but that the expansion of the Company’s business or the offering of new services could require the Company to obtain additional equipment or facilities.
ITEM 3 — LEGAL PROCEEDINGS
     The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Since the Company’s initial public offering of Common Stock on January 28, 1994, at $9.00 per share, the Common Stock of Tufco has been traded on the NASDAQ Global Market (formerly known as NASDAQ National Market) under the trading symbol “TFCO.” The following table sets forth the range of high and low selling prices for the Common Stock, as reported on the NASDAQ Global Market for the periods indicated:

	High	Low	Close
Fiscal 2005:
Quarter ended December 31, 2004	$8.850	$5.000	$8.760
Quarter ended March 31, 2005	$9.100	$6.060	$6.450
Quarter ended June 30, 2005	$6.650	$5.550	$6.200
Quarter ended September 30, 2005	$6.940	$5.300	$6.300
Fiscal 2006:
Quarter ended December 31, 2005	$7.560	$5.500	$5.650
Quarter ended March 31, 2006	$7.200	$5.540	$6.990
Quarter ended June 30, 2006	$7.850	$5.600	$7.040
Quarter ended September 30, 2006	$7.200	$6.000	$6.830
     As of December 18, 2006, there were approximately 98 holders of record of the Common Stock. On December 18, 2006, the last reported sale price of the Common Stock as reported on the NASDAQ Global Market was $7.10 per share.
The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
     In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006, at which time it expired. A total of 49,100 shares were purchased under the plan from approval of the plan through June 30, 2006.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)(1)

	Years Ended September 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$100,284	$79,781	$77,854	$55,207	$50,434
Cost of sales	95,240	74,447	70,164	47,465	43,981

Gross profit	5,044	5,334	7,690	7,742	6,453
Selling, general and administrative expenses	3,977	4,587	4,998	4,885	3,962
Facility restructuring cost	—	—	—	—	233
Facility closing cost	—	—	—	—	435
Employee severance cost	—	—	—	333	209
Asset write-downs	—	—	—	—	548
(Gain) loss on asset sales	—	(442)	3	109	(10)

Operating income	1,067	1,189	2,689	2,415	1,076
Interest expense	(309)	(63)	(48)	(202)	(461)
Interest income and other income (expense)	59	26	(3)	(49)	24

Income from continuing operations before income taxes	817	1,152	2,638	2,164	639
Income tax expense	254	452	1,076	916	281

Income from continuing operations	563	700	1,562	1,248	358

Gain (loss) from discontinued operations
Loss from operations of discontinued segment, net of tax	—	—	—	(225)	(1,111)
Gain (loss) from sale of discontinued operations, net of tax	—	—	400	(244)	—

Income (loss) before accounting change	563	700	1,962	779	(753)

Cumulative effect of accounting change	—	—	—	—	(4,652)

Net income (loss)	$563	$700	$1,962	$779	$(5,405)

Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.12	$0.15	$0.34	$0.27	$0.08
Loss from operations of discontinued segment	—	—	—	(0.05)	(0.24)
Gain (loss) from sale of discontinued operations	—	—	0.09	(0.05)	—

Income before accounting change	$0.12	$0.15	$0.43	0.17	(0.16)
Cumulative effect of accounting change	—	—	—	—	(1.01)

Net income (loss)	$0.12	$0.15	$0.43	$0.17	$(1.17)

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.12	$0.15	$0.34	$0.27	$0.08
Loss from operations of discontinued segment	—	—	—	(0.05)	(0.24)
Gain (loss) from sale of discontinued operations	—	—	0.09	(0.05)	—

Income before accounting change	$0.12	$0.15	$0.43	0.17	(0.16)
Cumulative effect of accounting change	—	—	—	—	(1.01)

Net income (loss)	$0.12	$0.15	$0.43	$0.17	$(1.17)

Weighted average common shares outstanding:
Basic	4,538	4,565	4,582	4,616	4,628
Diluted	4,550	4,583	4,608	4,626	4,631
Other Data:
Depreciation and amortization (2)	$2,006	$2,019	$2,401	$2,812	$2,928
Capital expenditures	$5,177	$1,502	$4,189	$2,373	$1,099

Balance Sheet Data (at September 30):
Working capital	$19,409	$15,409	$14,422	$12,035	$11,303
Total assets	56,689	44,486	46,983	38,026	47,167
Total — current and long-term debt	7,073	1,113	2,500	750	6,157
Stockholders’ equity	36,540	35,917	35,449	33,487	32,808
(Footnotes 1-2 on next page)

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (Continued)

(1)	Financial data for fiscal 2002 through 2006 reflects the sale of the Paint Sundries segment on March 31, 2003, effective for financial purposes as of February 28, 2003.

(2)	Includes depreciation and amortization of other assets.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Management’s discussion of the Company’s fiscal 2006 results in comparison to fiscal 2005 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, and the Company’s ability to improve the run rates for its products. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
     The Company’s technical proficiencies include wide web flexographic printing, wet and dry wipe converting, hot melt adhesive lamination, folding, integrated downstream packaging and on-site quality and microbiological process management and manufactures and distributes business imaging paper products.
Results of Operations
     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2006 (“current year” or “fiscal 2006”), in comparison to the fiscal year ended September 30, 2005 (“prior year” or “fiscal 2005”), as well as the fiscal year ended September 30, 2004 (“fiscal 2004”).

Results of Operations (continued)
     The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of income to net sales, and (ii) the year-to-year changes in these items:

				Year-to-Year
	Percentage of Net Sales			Percentage Change
	2006	2005	2004	2006 to 2005	2005 to 2004
Net sales	100.0%	100.0%	100.0%	26%	2%
Cost of sales	95.0	93.3	90.1	28	6

Gross profit	5.0	6.7	9.9	-5	-31

Selling, general and administrative expenses	4.0	5.7	6.4	-13	-8
Loss (gain) on asset sales	0.0	-0.6	0.0	-100	NM

Operating income	1.0	1.6	3.5	-10	-56
Interest expense	-0.3	-0.1	-0.1	NM	NM
Interest income and other income (expense)	0.1	0.0	0.0	NM	NM

Income from continuing operations before income taxes	0.8	1.5	3.4	-29	-56
Income tax expense	0.3	0.6	1.4	-44	-58

Income from continuing operations	0.5	0.9	2.0	-20	-55

Gain from discontinued operations	0.0	0.0	0.5	0	-100

Net income	0.5%	0.9%	2.5%	-20%	-64%

     The components of net sales and gross profit are summarized in the table below:

	2006		2005		2004
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in millions)
Net Sales
Contract manufacturing and printing	$74.1	74%	$55.2	69%	$53.7	69%
Business imaging paper products	26.2	26%	24.6	31%	24.2	31%

Net sales	$100.3	100%	$79.8	100%	$77.9	100%

		Margin		Margin		Margin
	Amount	%	Amount	%	Amount	%
Gross Profit
Contract manufacturing and printing	$2.6	4%	$3.4	6%	$5.1	9%
Business imaging paper products	2.4	9%	1.9	8%	2.6	11%

Gross profit	$5.0	5%	$5.3	7%	$7.7	10%

Fiscal Year Ended September 30, 2006 Compared to September 30, 2005
     Net Sales for fiscal 2006 increased $20.5 million due primarily to a $18.9 million (34%) increase in the Contract Manufacturing segment and a $1.6 million (7%) increase in the Business Imaging paper products segment. The increase in Contract Manufacturing related primarily to a new wipes converting contract that began production in the second quarter of fiscal 2006. The Business Imaging segment sales increase was primarily due to increased sales to several of its Hamco brand distributorships, as well as several of its larger retail customers. This segment continues to experience strong competition from numerous suppliers in point of sale and wide format goods creating negative impacts on sales volume.
     Gross profit decreased $0.3 million (5%) and gross profit percentage decreased to 5% from 7% in 2005. The margin in the Contract Manufacturing segment decreased to 4% in 2006 compared to 6% in 2005 on a gross profit decrease of $0.8 million. The decline in gross profit was primarily due to higher than expected direct labor and material cost related to the start-up of the new wipes converting contract mentioned above. The Company currently has programs in place that it believes will lead to lower labor and material waste costs, but cannot assure that it will be successful in the implementation of these programs. The Business Imaging segment experienced an increase of $0.5 million in gross profit and an increase in margin to 9% from 8% in 2005. This increase was primarily related to some stabilization in raw material prices compared to 2005 and improved success in passing along raw material cost increases to customers during the year.
     Selling, general and administrative expenses decreased $0.6 million in 2006 from 2005 due to reductions in legal and audit of $0.3 million, depreciation of $0.1 million and bad debt expense of $0.2 million.
     (Gain) loss on asset sales was zero in 2006 and a gain of $0.4 million in 2005. In 2004, the Company reached an agreement to sell its LA-2 thermal laminating asset, with an expected gain of $0.4 million. The sale was completed in the first quarter of fiscal 2005.
     Interest expense increased $0.2 million in 2006 from 2005 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs, as well as an overall increase in the interest charged on outstanding borrowing.
     Income taxes decreased $0.2 million as a result of decreased profits. The effective tax rate was reduced to 31.1% following completion of IRS audits for fiscal years 2003 and 2004.
     Basic and diluted net earnings per share were $0.12 for 2006 compared to $0.15 for 2005.

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
Fiscal 2006 (Dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$21,313	$23,089	$27,428	$28,454
Gross profit	1,000	1,360	1,651	1,033
Operating expenses	967	1,044	1,101	865
Operating income	33	316	551	168
Income before income taxes	38	292	440	47
Income tax expense	15	95	126	18
Net income	23	198	314	28
Net income per share:
Basic	0.01	0.04	0.07	0.01
Diluted	0.01	0.04	0.07	0.01
Fiscal 2005 (Dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$20,004	$21,215	$18,612	$19,949
Gross profit	1,451	1,391	1,199	1,292
Operating expenses	762	1,158	1,115	1,111
Operating income	689	234	85	181
Income before income taxes	690	231	67	164
Income tax expense	282	91	14	64
Net income	408	140	53	100
Net income per share:
Basic	0.09	0.03	0.01	0.02
Diluted	0.09	0.03	0.01	0.02
     In the fourth quarter of fiscal 2006, sales increased $8.5 million or 43% as compared to the fourth quarter of fiscal 2005. The Contract Manufacturing segment sales were up $8.7 million or 66% in the fourth quarter of fiscal 2006 when compared to the same period last year as a result of a new wipes converting contract that began production in the second quarter of fiscal 2006. For the fourth quarter of fiscal 2006, Business Imaging segment sales were down $0.2 million (3%) when compared to the same quarter of fiscal year 2005, primarily due to decreased sales to several retail customers.

Liquidity and Capital Resources
     Cash flows (used in) provided by continuing operations were ($0.7) million for fiscal 2006, $2.5 million in 2005 and ($0.8) million in 2004. Inventories increased $4.0 million in 2006, representing inventory builds primarily related to the support of increased wet wipes business that began during the second quarter of fiscal 2006. Accounts receivable increased $5.3 million in 2006 resulting from increased sales compared to 2005. Accounts payable increased $5.1 million in 2006 compared to 2005, primarily due to an increase in materials and equipment purchased. The Company’s working capital position for the years ended September 30, 2006 and 2005 was $19.4 million and $15.4 million, respectively, as a result of the change in components discussed above.
     During the third quarter of fiscal 2004, the Company announced it had entered into a definitive agreement to sell its thermal bond laminator for $475,000. In connection with such agreement, the Company received a $95,000 non-refundable deposit. The sale was completed in the first quarter of fiscal 2005. Consistent with accounting principles for revenue recognition, the Company accounted for and reported a gain of approximately $414,000 from this sale when it was completed in the first quarter of fiscal 2005.
     Cash used in investing activities was $5.2 million in 2006. Contract Manufacturing spent approximately $5.1 million on capital expenditures primarily related to the purchase of two new wipe converting lines to support its growth in the expanding disposable nonwovens wipes market. The two new wipe converting lines were financed through cash flow generated by operating activities, short term borrowing from the Company’s line of credit, and a $575,000 long-term note with a specific customer. Other equipment was purchased throughout the year to support ongoing operations. In Business Imaging, the amount spent on capital expenditures was $0.1 million. Cash used in investing activities was $0.9 million in 2005 and in 2004 was $4.2 million as the Company completed its $3.6 million capital equipment expansion program announced by the Company on December 4, 2003.
     Cash provided by financing activities was $5.9 million in 2006 as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. Cash used in financing activities was $1.6 million in 2005, resulting primarily from repayment of outstanding indebtedness. Cash provided by financing activities was $1.7 million in 2004 as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital needs. In March 2003, the Company’s Board of Directors approved the purchase by the Company of up to 100,000 of its shares of common stock after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. The purchase plan began in April 2003, and expired in January 2004. During that period, the Company purchased 45,500 shares of its common stock on the open market for an aggregate of $0.3 million pursuant to the purchase plan. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock, and on December 16, 2005, the Board extended the plan through June 30, 2006. A total of 49,100 shares were purchased for an aggregate purchase price of $0.3 million from approval of the plan through June 30, 2006, at which time the plan expired.
     The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2006, cash recorded on the balance sheet was $5,267.
     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. In fiscal 2004, the Company announced it had signed significant contracts with new and existing customers for both printing and contract manufacturing. One of these customers, a multinational consumer products company, accounted for 41% of total sales in fiscal 2004, 51% of the total sales in fiscal 2005 and 45% of total sales in fiscal 2006. In fiscal 2006, the Company started up two new production lines producing over 50 SKU’s under a new contract. This was the single largest and most complex start-up ever undertaken by Tufco. This customer accounted for approximately 5% of total sales in fiscal 2005 and 17% in fiscal 2006. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the new contracts are subject to normal business fluctuations.

Liquidity and Capital Resources (Continued)
     On May 20, 2004, the Company signed a new credit agreement. The credit agreement includes a $9.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts. The agreement as amended on June 20, 2006, expires on May 18, 2008. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2006, the Company had $3.2 million outstanding under the base rate account and $3.5 million outstanding under the Eurodollar account at a rate of 8.25% and 6.83%, respectively. The credit agreement also includes a commitment to issue commercial and standby letters of credit not to exceed $1.0 million. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2006. The Company has $3.3 million available under the line of credit as of September 30, 2006. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. At September 30, 2006, the Company was in compliance with all of its debt covenants under the credit agreement. On December 18, 2006, the Company had approximately $4.1 million available under its revolving credit line.
     Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 69% and 48% of total accounts receivable at September 30, 2006 and 2005, respectively.
     Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long-term obligations as of September 30, 2006 and any budgeted capital expenditures.
     On May 6, 2004, the Company redeemed $0.75 million of outstanding Industrial Development Revenue Bonds with the Village of Ashwaubenon. These bonds paid variable rates of interest.
     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.
     Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, could periodically impact the Company’s inventory values and net income. In fiscal years 2006, 2005 and 2004, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and net income.
Off Balance Sheet Arrangements
     The Company has no Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Contractual Obligation Data
     The following table sets forth obligations and commitments to make future payments of debt, operating lease agreements, and future payments under purchase contracts:

	Payments Due By Period
		Less			More
		Than 1	2-3	4-5	Than
	Total	Year	Years	Years	5 Years
Long Term Debt (1)	7,073,011	—	7,073,011	—	—

Capital Lease Obligations and Other Long Term Liabilities	—	—	—	—	—

Operating Leases	5,160,054	1,304,566	2,477,132	1,039,349	339,007

Unconditional Purchase Obligations (2)	154,206	154,206	—	—	—

Total Contractual Cash Obligations	12,387,271	1,458,772	9,550,143	1,039,349	339,007

(1)	Based on the rates and the current amount of debt outstanding at September 30, 2006, cash payments for interest on long-term debt would be approximately $455,356 for 2007 and 2008.

(2)	As of December 18, 2006 the Company had unconditional purchase obligations of approximately $0.4 million relating to the automation of the two new wipe converting lines which were purchased to support the Company’s growth in the expanding disposable nonwovens wipes market.
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
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

Recently Issued Accounting Standards (Continued)
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company beginning October 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Because of the level of variable interest rate debt in the Company’s capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At September 30, 2006, the Company had $6.7 million of variable rate debt outstanding with a weighted average interest rate of 7.41%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. If the weighted average interest rate were to increase by 10.0% for fiscal 2006, the impact on net income would be $0.1 million.
     Foreign Currency Exchange Risk-The Company has not entered into any foreign currency futures contracts as of September 30, 2006. The Company does enter into transactions denominated in foreign currency for inventory purchases as required by a specific customer. The foreign currency fluctuations are either credited back to or paid by the customer, the impact of which is not significant to the consolidated financial statements as of September 30, 2006.
     Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2006. An assessment of the risks of short-term commodity price fluctuations is set forth in Part I, Item 1 of this Form 10-K under the caption “Raw Materials and Suppliers”. Under contracts at Green Bay, most material cost price changes are passed on to customers.
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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2006 fiscal year.
     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     Not applicable.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
THE DIRECTORS OF THE COMPANY
     Set forth below is certain biographical information concerning our directors and executive officers as of December 18, 2006:

Name	Age	Position Held
Robert J. Simon	48	Chairman of the Board of Directors

Samuel J. Bero	71	Director

C. Hamilton Davison, Jr.	47	Director

Brian Kelly	63	Director

Louis LeCalsey, III	67	Director, President and Chief Executive Officer

William J. Malooly	64	Director

Seymour S. Preston, III	73	Director
     Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Professional Plumbing Group, Inc., Overseas Equity Investors Ltd., Overseas Callander Fund, Ltd., Portuguese Baking Company, Eagle Solutions, LLC, Alkota Cleaning Systems, Inc., Amtex Corporation, Atlantic-Meeco, Inc., Electron Beam Technologies and Independent Printing Company, Inc. as well as several other privately held companies.
     Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager since 1974, when he co-founded Tufco Industries, Inc., our predecessor. Mr. Bero has been a director since 1992 and has over 33 years of experience in the converting industry.
     Mr. Davison has been a director since 1992. Mr. Davison had been President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988 and Chief Executive Officer from 1995 to 2006. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. In addition to other private companies and not-for-profit boards, he served as a director and member of the audit committee of Valley Resources until 2000 when the company was sold to Southern Union (NYSE:SUG). Mr. Davison received a Bachelors Degree from Vanderbilt University and a masters degree from the University of Texas.
     Mr. Kelly became a director in November of 2006. He founded Waverly Partners, Inc., a company that provides assistance in the acquisition and operation of niche metals component manufacturing businesses, in 1994 and has been President since its inception. Prior to starting Waverly, Mr. Kelly was President of Fitchburg Coated Products. From 1984 to 1989 he served as Chief Financial Officer of Technographics, Inc. Mr. Kelly is a CPA, received an AB in Political Science from Providence College and an MBA from McGill University.
     Mr. LeCalsey assumed the position of President and Chief Executive Officer in October 1996. Previously he was President of Tufco Industries, Inc., our predecessor, from April 1996 through September 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director of Independent Printing Company, Inc., and as a member of the Advisory Board for Bradford Equities Management LLC.

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
     None of the directors listed herein is related to any other director or executive officer of the Company.
THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company
Louis LeCalsey, III	67	Director, President and Chief Executive Officer
Michael B. Wheeler	61	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Madge J. Joplin	59	Vice President, Sales and Operations
Michele M. Corrigan	38	Sr. Vice President, Sales and Marketing
     Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers of the Company.
Executive Officers
     Louis LeCalsey, III—Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director of Independent Printing Company, Inc., as well as a member of the Advisory Board for Bradford Equities Management, LLC.
     Michael B. Wheeler, CPA—Mr. Wheeler assumed the position of Executive Vice President, Chief Financial Officer and Chief Operating Officer in June of 2006, retaining his position as Secretary and Treasurer. He had served as Vice President, Chief Financial Officer, Secretary and Treasurer since March 27, 2002. From 1999 to 2001, Mr. Wheeler consulted for several companies as a senior financial consultant. Prior to that, Mr. Wheeler was with Stone Container Corporation for twenty-five years serving as Vice President and Treasurer from 1983 to 1998.
     Madge J. Joplin— Ms. Joplin assumed the position of Vice President, Sales and Operations for the Business Imaging segment of Tufco in 1998. She began her career in 1965 with Hamco, Inc. and served in various positions until Hamco was acquired by Tufco in 1995. While with Hamco, Ms. Joplin’s more recent positions included Comptroller, Vice President of Operations and Chief Operating Officer.
     Michele M. Corrigan — Ms. Corrigan assumed the position of Sr. Vice President, Sales & Marketing for the Contract Manufacturing business segment in June of 2006. She had been Vice President, Sales & Marketing for the Contract Manufacturing business segment since 1999. She began her career with Tufco in 1996 as a Marketing Manager in the Sales Department. Prior to joining Tufco, Ms. Corrigan was in sales and marketing for Bay West Paper, a division of Mosinee Paper, from 1989 until 1996. Ms. Corrigan is a Director of INDA (Association of the Nonwoven Fabrics Industry).

Audit Committee
     The Audit Committee of the Board of Directors of Tufco Technologies, Inc. is composed of three non-employee directors who meet the independence standards of the NASDAQ Stock Market, Inc. The Audit Committee is currently composed of Mr. C. Hamilton Davison, Jr., Mr. William J. Malooly, and Mr. Seymour S. Preston, III. The Audit Committee operates under a written charter adopted by the Board of Directors. The Board of Directors of the Company has determined that William J. Malooly is an Audit Committee Financial Expert (as defined in Item 401(h) of Regulation S-K).
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
     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2006 fiscal year all Section 16(a) filing requirements were complied with, except that Brian Kelly did not file a Form 3 within 10 days of his becoming a director of the Company on November 16, 2006. The Form 3 was filed on December 21, 2006.
ITEM 11 — EXECUTIVE COMPENSATION
Director Compensation
     Our directors who are not employees receive:
•	an annual fee of $8,000

•	a payment of $1,500 for each board meeting attended, and

•	a payment of $1,500 for each committee meeting attended.
     In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director will receive an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On May 16, 2006, Messrs. Bero, Davison, Malooly, Preston and Simon each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $6.60 per share. In addition, on December 14, 2006, Mr. Kelly received a discretionary grant to acquire 2,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $6.76 per share.

Compensation of Executive Officers
     The following table summarizes the compensation for each of the fiscal years ended September 30, 2006, 2005 and 2004 of the Chief Executive Officer and the executive officers who earned a total annual salary and bonus in excess of $100,000 in fiscal year 2006.
Annual Compensation

					Long Term
					Compensation
					Securities
Name and				Other Annual	Underlying	All Other
Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)	Options	Compensation(2)
Louis LeCalsey, III	2006	$271,125	$0	0	0	$4,840
Director, President	2005	273,021	0	0	12,000	6,111
and CEO	2004	269,500	72,000	0	15,000	4,556

Michael B. Wheeler Executive Vice President, CFO, COO, Secretary and	2006	$187,916	$0	0	0	$0
	2005	187,708	0	0	9,000	0
	2004	185,000	48,000	0	11,000	0
Treasurer

Madge Joplin	2006	$130,185	$0	0	0	$2,832
Vice President, Sales	2005	128,760	0	0	3,000	$3,319
and Operations	2004	122,500	19,600	0	4,000	2,573

Michele M. Corrigan	2006	$162,101	$0	0	0	$3,896
Sr. Vice President, Sales	2005	157,424	0	0	3,000	4,095
and Marketing	2004	159,500	38,625	0	4,000	3,627

(1)	Perquisites and other personal benefits for Louis LeCalsey, III, Michael B. Wheeler, Madge Joplin and Michele M. Corrigan did not exceed the level of $50,000 or 10% of their total annual salary plus bonus.

(2)	Includes employer matching contributions to the Company’s 401(k) plan.
Employment Contracts, Termination of Employment and Change-In-Control Arrangements
     Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he serves as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we are obligated to compensate him for a period of one year. If his employment is terminated within 180 days following a change in control of the Company (as defined in the employment agreement), then we (or our successor) will be obligated to pay him his base salary (subject to certain deductions) for a period of two years following the occurrence of the change in control. The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provides for a current annual base salary of $276,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.
     Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $195,000, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements (Continued)
     Ms. Joplin entered into an employment agreement with the Company effective October 1, 1996, under which she serves as Vice President, Sales and Operations for an initial term of one year with successive one-year renewal terms. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for a period of one year. The employment agreement prohibits her from competing with us while employed by us and for the later of one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $129,800, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.
     Ms. Corrigan entered into an employment agreement with the Company effective October 1, 1997, under which she serves as Vice President, Sales and Marketing for an initial term of one year with successive one-year renewal terms. Ms. Corrigan was promoted to Sr. Vice President Sales and Marketing in June 2006. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for a period of one year. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $164,500, an annual bonus and various fringe benefits. The bonus is based upon a budget for pre-tax income determined by the board of directors.
Option Tables
     No stock option grants were made by the Company during fiscal year 2006 to any of our executive officers described above in the “Summary Compensation Table”.

Option Exercises And Fiscal Year-End Option Values
     The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2006, held by the named executive officers. In fiscal year 2006 no named executive officers of the Company exercised options to acquire the Company’s common stock.
Aggregate Option Exercises In Fiscal Year 2006 And
Fiscal 2006 Year-End Option Values

			NUMBER OF SHARES
	SHARES		UNDERLYING UNEXERCISED		VALUE OF UNEXERCISED
	ACQUIRED		OPTIONS AT FISCAL 2006		IN-THE-MONEY OPTIONS AT
	ON	VALUE	YEAR-END		FISCAL 2006 YEAR-END[1]
NAME	EXERCISE(#)	REALIZED($)	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Louis LeCalsey, III	—	—	165,500	13,000	$42,715	$5,600
Michael B. Wheeler	—	—	37,833	9,667	$49,038	$4,107
Madge Joplin	—	—	31,167	3,333	$11,582	$1,493
Michele M. Corrigan	—	—	45,167	3,333	$11,582	$1,493

1	Represents the value of unexercised, in-the-money stock options at September 30, 2006, using the $6.83 per share closing price on that date.
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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 18, 2006, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.
     Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF	PERCENT OF
	BENEFICIAL OWNERSHIP	CLASS
Over 5% Stockholders
Robert J. Simon(1)(3)(4)(14)	2,658,543	58.3%
Barbara M. Henagan(1)(3)	2,621,661	57.8%
Bradford Venture Partners, L.P. (1)(2)	2,619,740	57.8%
Overseas Equity Investors Partners(3)(6)	2,619,740	57.8%

Other Directors And Executive Officers
Samuel J. Bero(7)	217,000	4.8%
Louis LeCalsey III(8)	184,173	4.0%
C. Hamilton Davison, Jr. (5)	30,842	*
Seymour S. Preston III(9)	26,000	*
William J. Malooly(5)	30,000	*
Brian Kelly(15)	2,000	*
Michael B. Wheeler(10)	45,500	*
Madge Joplin(11)	27,620	*
Michele M. Corrigan (12)	23,500	*
Directors and Executive Officers as a Group (10 persons)(1)(3)(13)	3,245,178	67.5%

*	Less than one percent

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners (“Overseas Equity”), as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

Security Ownership of Certain Beneficial Owners (Continued)

(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 27,000 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 27,000 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(8)	The amount shown includes 69,500 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(9)	The amount shown includes 21,000 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(10)	The amount shown includes 44,500 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(11)	The amount shown includes 14,500 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(12)	The amount shown includes 14,500 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(13)	The amount shown includes an aggregate of 274,000 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(14)	The amount shown includes 27,000 shares that may be acquired under options exercisable within 60 days of December 18, 2006.

(15)	The amount shown includes 2,000 shares that may be acquired under options exercisable within 60 days of December 18, 2006.
Equity Compensation Plan Information
     The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2006.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Equity compensation plans approved by security holders (1)	460,950	$7.47	338,200

Equity compensation plans not approved by security holders (2)

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expires April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $127,983 to the partnership that is the lessor of this facility for fiscal year 2006. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
     As one of the terms of our purchase of Tufco Industries, Inc., in February 1992, we entered into agreements with Mr. Bero and one other former stockholder of Tufco Industries, Inc. pursuant to which we are required to pay the premiums on life insurance on their lives. The policies were collectively assigned to us as security for the repayment of such amounts. On April 19, 2006, the Company received $80,414 from Mr. Bero for premiums paid on his behalf and the assignment on the policy was released.
     In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of 10 years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2006, we paid Bradford Ventures $353,475 in fees. We believe that the terms of the agreement with Bradford Ventures are customary and are at least as favorable to us as could be obtained from an unaffiliated party.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Deloitte & Touche LLP for fiscal years 2006 and 2005.

	FY 2006	FY 2005
Audit Fees	$192,625	$187,000
Audit-Related Fees	0	$8,400
Tax Fees	0	$48,100
All Other Fees	0	$0
     Audit services of Deloitte & Touche LLP for fiscal 2006 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. There were no “Audit Related Fees, “Tax Fees” or “Other Fees” paid to Delolitte & Touche LLP during fiscal 2006. The Audit Committee approved all of the services described above.
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

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the consolidated financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit
	Number	Description
	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).

	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).

	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).

	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).

	10.8	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	10.9	Credit Agreement dated as of May 20, 2004, among Tufco Technologies, Inc., each of the banks or other lending institutions which is or which may from time to time become a signatory thereto or assigned thereof and BankOne, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, incorporated by reference herein).

	10.10	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).

	10.11	First Amendment to the Credit Agreement dated May 22, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, incorporated by reference herein).

	10.12	Amended lease between Bero and McClure Partnership and Tufco LP dated November 22, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006, incorporated by reference herein).

	14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

21.1	*Subsidiaries of the Company

23.1	*Consent of Deloitte & Touche LLP

31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III

31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler

32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III

32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2006.

Tufco Technologies, Inc.
By:	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis LeCalsey, III Louis LeCalsey, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2006

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2006

/s/ Michael B. Wheeler Michael B. Wheeler	Executive VP, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2006

/s/ Samuel J. Bero Samuel J. Bero	Director	December 29, 2006

/s/ C. Hamilton Davison, Jr. C. Hamilton Davison, Jr.	Director	December 29, 2006

/s/ Brian Kelly Brian Kelly	Director	December 29, 2006

/s/ William J. Malooly William J. Malooly	Director	December 29, 2006

/s/ Seymour S. Preston, III Seymour S. Preston, III	Director	December 29, 2006

Tufco Technologies, Inc.
and Subsidiary
Consolidated Financial Statements as of
September 30, 2006 and 2005, and for Each
of the Three Years in the Period Ended
September 30, 2006, and Report of
Independent Registered Public Accounting Firm

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of September 30, 2006 and 2005	F-2

Statements of Income for the Years Ended September 30, 2006, 2005, and 2004	F-3

Statements of Stockholders’ Equity for the Years Ended September 30, 2006, 2005, and 2004	F-4

Statements of Cash Flows for the Years Ended September 30, 2006, 2005, and 2004	F-5

Notes to Consolidated Financial Statements	F-6 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of
Tufco Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiary (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Milwaukee, Wisconsin
December 18, 2006

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,267	$5,672
Accounts receivable—net	15,078,707	9,728,418
Inventories	14,125,417	10,137,771
Prepaid expenses and other current assets	635,243	170,555
Income tax receivable	46,893	585,390
Deferred income taxes	490,637	499,947

Total current assets	30,382,164	21,127,753

PROPERTY, PLANT, AND EQUIPMENT—Net	18,940,513	15,657,028

GOODWILL	7,211,575	7,211,575

OTHER ASSETS—Net	154,466	489,662

TOTAL	$56,688,718	$44,486,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,922,742	$4,688,887
Accrued payroll, vacation, and payroll taxes	507,923	367,336
Other current liabilities	542,366	662,963

Total current liabilities	10,973,031	5,719,186

LONG-TERM DEBT	7,073,011	1,112,636

DEFERRED INCOME TAXES	2,102,950	1,737,317

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,341 shares issued	47,083	47,083
Additional paid-in capital	25,226,526	25,097,911
Retained earnings	12,407,923	11,845,152
Treasury stock—173,097 and 161,197 common shares at cost	(1,141,806)	(1,073,267)

Total stockholders’ equity	36,539,726	35,916,879

TOTAL	$56,688,718	$44,486,018

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	2006	2005	2004
NET SALES	$100,283,686	$79,780,793	$77,854,495

COST OF SALES	95,239,456	74,447,053	70,164,338

GROSS PROFIT	5,044,230	5,333,740	7,690,157

OPERATING EXPENSES:
Selling, general, and administrative	3,976,671	4,586,999	4,997,675
(Gain) loss on asset sales		(441,670)	3,218

Total	3,976,671	4,145,329	5,000,893

OPERATING INCOME	1,067,559	1,188,411	2,689,264

OTHER (EXPENSE) INCOME:
Interest expense	(309,552)	(62,965)	(48,520)
Interest income and other income (expense)	58,957	26,310	(3,021)

Total	(250,595)	(36,655)	(51,541)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	816,964	1,151,756	2,637,723

INCOME TAX EXPENSE	254,193	451,488	1,075,948

INCOME FROM CONTINUING OPERATIONS	562,771	700,268	1,561,775

GAIN FROM DISCONTINUED OPERATIONS:
Gain from sale of discontinued segment—net of income taxes			400,000

NET INCOME	$562,771	$700,268	$1,961,775

EARNINGS PER SHARE:
Basic:
Income from continuing operations	$0.12	$0.15	$0.34
Gain from sale of discontinued segment			0.09

Net income	$0.12	$0.15	$0.43

Diluted:
Income from continuing operations	$0.12	$0.15	$0.34
Gain from sale of discontinued segment			0.09

Net income	$0.12	$0.15	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,538,109	4,564,664	4,582,344

Diluted	4,550,439	4,582,716	4,608,222

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	Common Stock		Additional			Total
	Voting		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCES—September 30, 2003	4,706,341	$47,063	$25,088,631	$9,183,109	$(831,385)	$33,487,418

Net income				1,961,775		1,961,775

BALANCES—September 30, 2004	4,706,341	47,063	25,088,631	11,144,884	(831,385)	35,449,193

Exercise of director stock option	2,000	20	9,280			9,300

Purchase of treasury stock—37,200 common shares at cost					(241,882)	(241,882)

Net income				700,268		700,268

BALANCES—September 30, 2005	4,708,341	47,083	25,097,911	11,845,152	(1,073,267)	35,916,879

Purchase of treasury stock—11,900 common shares at cost					(68,539)	(68,539)

Stock-based compensation expense			128,615			128,615

Net income				562,771		562,771

BALANCES—September 30, 2006	4,708,341	$47,083	$25,226,526	$12,407,923	$(1,141,806)	$36,539,726

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Income from continuing operations	$562,771	$700,268	$1,561,775
Noncash items in income from continuing operations:
Depreciation and amortization of property, plant, and equipment	1,984,882	1,998,146	2,330,847
Amortization	21,145	21,145	69,756
Deferred income taxes	374,943	1,450,318	249,575
(Gain) loss on asset sales—net		(441,670)	3,218
Stock-based compensation expense	128,615
Changes in operating working capital:
Accounts receivable	(5,350,289)	2,910,971	(4,345,536)
Inventories	(3,987,646)	(512,808)	(5,733,880)
Prepaid expenses and other assets	(150,637)	(130,352)	306,675
Accounts payable	5,142,186	(1,353,023)	3,903,247
Accrued and other current liabilities	19,990	(603,992)	353,280
Income taxes payable/receivable	538,497	(1,566,467)	451,556

Net cash (used in) provided by operating activities from continuing operations	(715,543)	2,472,536	(849,487)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,176,698)	(1,501,652)	(4,189,004)
Proceeds from disposition of property, plant and equipment		647,042	29,201

Net cash used in investing activities	(5,176,698)	(854,610)	(4,159,803)

FINANCING ACTIVITIES:
Repayment of long-term debt		(1,387,364)	(750,000)
Borrowings of long-term debt	5,960,375		2,500,000
Debt issuance costs			(63,434)
Purchase of treasury stock	(68,539)	(241,882)
Issuance of common stock		9,300

Net cash provided by (used in) financing activities	5,891,836	(1,619,946)	1,686,566

NET CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by activities of discontinued operations			400,000

Net cash provided by discontinued operations	—	—	400,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(405)	(2,020)	(2,922,724)

CASH AND CASH EQUIVALENTS:
Beginning of year	5,672	7,692	2,930,416

End of year	$5,267	$5,672	$7,692

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$—	$95,000	$—
Construction payable	400,918	309,249	184,690
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND 2005, AND FOR THE YEARS ENDED
SEPTEMBER 30, 2006, 2005, AND 2004
1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements—Consolidated financial statements include the accounts of Tufco Technologies, Inc. and its wholly owned subsidiary (the “Company”). Significant intercompany transactions and balances are eliminated in consolidation. The Company provides integrated manufacturing services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality microbiological process management and manufactures and distributes business imaging paper products.

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

There were no changes in the carrying amount of goodwill by segment for the years ended September 30, 2006 and 2005. Goodwill by segment is:

Contract	Business
Manufacturing	Imaging	Total
$4,281,759	$2,929,816	$7,211,575

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

Revenues—Revenues are recognized as sales when title and risk of loss transfers to the customer and there is evidence of an agreement and collectibility of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from net sales and cost of sales.

Stock-Based Compensation— The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant.

The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 300,000 shares are available for future grants.

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. For the year ended September 30, 2006, the total stock compensation expense recognized by the Company was $128,615, or $78,198 net of income taxes. As of September 30, 2006, total unrecognized compensation costs related to share-based compensation awards was approximately $34,457, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one year.

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

The following table illustrates the effect on income from continuing operations and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation, for the twelve months ended September 30, 2005 and 2004.

	2005	2004
Income from continuing operations as reported	$700,268	$1,561,775
Less total stock-based employee compensation expense determined under fair value based method for all awards—net of related income taxes	(164,406)	(128,693)

Pro forma income from continuing operations	$535,862	$1,433,082

Earnings per share:
Basic—as reported	$0.15	$0.34
Basic—pro forma	0.12	0.31

Diluted—as reported	0.15	0.34
Diluted—pro forma	0.12	0.31
Pro forma net income for the year ended September 30, 2005 includes $51,925, net of income taxes, of compensation expense for retirement eligible stock option participants. Stock compensation expense for retirement eligible participants is reported in pro forma net income when the options are granted in accordance with the provisions of the Plan. Previously, the Company reported compensation expense for these participants over the vesting period.
On May 16, 2006, the Company granted 15,000 non-employee director stock options at an exercise price of $6.60. No employee stock options were granted during the year ended September 30, 2006.
The Company estimates fair value using the Black-Scholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The weighted-average assumptions used in the Black-Scholes valuation model as of September 30, 2006 are as follows:

Expected option life (in years)	7
Expected volatility	50.6%
Dividend yield	0%
Risk-free interest rate	5.07%

A summary of the stock option activity under the Company’s share-based compensation plan for the year ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2005	541,800	$7.40
New grants	15,000	6.60
Exercised	—	—
Forfeited or expired	(95,850)	6.90

Outstanding at September 30, 2006	460,950	$7.47	3.6	$3,445,346

Exercisable at September 30, 2006	429,217	$7.51	3.3	$3,221,668

The weighted-average grant date fair value of options granted during the years ended September 30, 2006 and 2005 was $6.60 and $7.39, respectively.
Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 12,330, 18,052, and 25,878 shares in fiscal 2006, 2005, and 2004, respectively. During 2006, 2005, and 2004, options to purchase 295,750 shares, 317,454 shares, and 215,971 shares, respectively, were excluded from the diluted earnings per share computation as the effects of such options would have been anti-dilutive.

Recently Issued Accounting Standards—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company beginning October 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.
Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $85,917 and $345,448 at September 30, 2006 and 2005, respectively. For the years ended September 30, 2006, 2005, and 2004, the Company recorded bad debt (income) expense of ($50,000), $139,146, and $217,496, respectively, and had write-offs of $209,531, $197,528, and $202,987, respectively. Amounts due from two multinational consumer products customers represent 69% and 48% of total accounts receivable at September 30, 2006 and 2005, respectively. Accounts receivable included $64,000 and $86,512 for the cost of equipment to be reimbursed by one of these customers at September 30, 2006 and 2005, respectively.

3.	INVENTORIES

Inventories at September 30, 2006 and 2005, consist of the following:

	2006	2005
Raw materials	$11,021,598	$7,470,774
Finished goods	3,103,819	2,666,997

Total inventories	$14,125,417	$10,137,771

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $206,924 and $156,698 at September 30, 2006 and 2005, respectively. For the years ended September 30, 2006, 2005, and 2004, the Company recorded obsolescence and shrinkage expense (income) of $190,537, $37,988, and ($4,737), respectively, and had write-offs of $140,311, $218,176, and $72,277, respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2006 and 2005, consist of the following:

	2006	2005
Land and land improvements	$631,042	$619,850
Buildings	9,817,231	9,766,723
Leasehold improvements	753,952	708,516
Machinery and equipment	21,131,923	16,251,175
Computer equipment and software	5,343,799	5,355,105
Furniture and fixtures	542,855	542,855
Vehicles	44,206	44,206

	38,265,008	33,288,430

Less accumulated depreciation and amortization	20,794,537	18,869,996

Net depreciated value	17,470,471	14,418,434

Construction in progress	1,470,042	1,238,594

Property, plant, and equipment—net	$18,940,513	$15,657,028

5.	OTHER ASSETS

Other assets at September 30, 2006 and 2005, consist of the following:

	2006	2005
Loan origination and other fees	$138,267	$138,267
Less accumulated amortization	(122,409)	(101,264)

Subtotal	15,858	37,003

Note receivable bearing interest at 7% to 10%, due in variable monthly installments through 2009	17,856	176,653
Prepaid rent on leased equipment	16,611	24,019
Deposits on equipment to be acquired and other	22,805	72,805
Cash surrender value of life insurance	81,336	179,182

Other assets—net	$154,466	$489,662

6.	LONG-TERM DEBT
Long-term debt at September 30, 2006 and 2005, consists of the following:

	2006	2005
Long-term note payable to banks, under a $10 million unsecured credit agreement	$6,673,011	$1,112,636

Other	400,000

Total Long-term Debt	$7,073,011	$1,112,636

On May 20, 2004, the Company signed a new credit agreement. The credit agreement includes a $9.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts. The agreement as amended on June 20, 2006 expires on May 18, 2008. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2006, the Company had $3,173,011 outstanding under the base rate account and $3,500,000 outstanding under the Eurodollar account at a rate of 8.25% and 6.83%, respectively. The revolving line of credit also includes a commitment to issue commercial and standby letters of credit not to exceed $1,000,000. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2006. The Company has $3,326,989 available under the line of credit as of September 30, 2006. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. At September 30, 2006, the Company was in compliance with all of its debt covenants under the credit agreement. The $400,000 of Other Long-term Debt relates to a specific customer for the purchase of new wipe converting equipment. Payments of $200,000 are due in April of 2008 and 2009.

7.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax asset as of September 30, 2006 and 2005, are as follows:

	2006	2005
Current deferred tax asset:
Valuation allowances for accounts receivable and inventories—not currently deductible	$112,129	$193,929
Inventory costs capitalized for tax purposes	42,250	30,582
Vacation and severance accruals—not currently deductible	87,342	69,855
Other accruals—not currently deductible	248,916	205,581

Total current assets	490,637	499,947

Noncurrent deferred tax liability:
Accelerated tax depreciation on property and equipment	(1,694,104)	(1,571,942)
Accelerated tax amortization of goodwill	(408,846)	(164,695)
Other		(680)

Total noncurrent liability—net	(2,102,950)	(1,737,317)

Net deferred tax liability	$(1,612,313)	$(1,237,370)

The components of income tax expense of continuing operations are as follows:

	2006	2005	2004
Current tax (benefit) expense:
Federal	$(99,975)	$(809,147)	$681,600
State	(20,775)	(189,683)	172,816

Total	(120,750)	(998,830)	854,416

Deferred tax expense:
Federal	302,154	1,191,332	177,446
State	72,789	258,986	44,086

Total	374,943	1,450,318	221,532

Income tax expense	$254,193	$451,488	$1,075,948

Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2006	2005	2004
Federal income taxes computed at statutory rates	$277,768	$391,597	$923,203
State income taxes—net of federal tax benefit	34,330	45,740	140,986
Certain goodwill amortization and other nondeductibles	28,710	17,780	14,895
Other	(86,615)	(3,629)	(3,136)

Income tax expense	$254,193	$451,488	$1,075,948

8.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a new lease with the partnership that expires in March 2013, which is classified as an operating lease and requires monthly rental payments of $10,796 through December 2006, $16,800 in January through March 2007 and $17,070 thereafter which increase 1.65% every twelve months beginning on April 1, 2008 through the duration of the lease term. Rental expense under the previous lease totaled $127,983 for fiscal 2006, $124,861 for fiscal 2005, and $121,816 for fiscal 2004, respectively. On the expiration date there is an option for an additional five-year term to be negotiated. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in March 2008. The equipment leases expire on varying dates over the next five years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2006, are as follows:

2007	$1,304,566
2008	1,252,616
2009	1,224,516
2010	794,893
2011	244,456
2012	227,854
2013	111,153

Total	$5,160,054

Rental expense for all operating leases related to continuing operations totaled $1,350,781, $1,342,829, and $1,319,664, for fiscal 2006, 2005, and 2004, respectively.

Commercial Letters of Credit—The Company has no amounts outstanding under commercial import letters of credit as of September 30, 2006 and 2005. Letters of credit collateralize the Company’s obligations to third parties for the purchase of inventory. The Company has unused letters of credit of $1,000,000, available at September 30, 2006, which is included in the availability under the unsecured credit agreement at September 30, 2006.

Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations, or cash flows of the Company.

9.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of an employee’s contribution. Expenses relating to the defined contribution 401(k) plan related to continuing operations totaled $120,411, $188,184, and $240,861 for fiscal 2006, 2005, and 2004, respectively.

10.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2006 and 2005, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan currently reserves 300,000 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. No options were issued in fiscal 2006 under this plan. During fiscal 2005, and 2004, options to purchase 30,000, and 37,000 shares, respectively, of voting common stock were granted.

The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. Prior to the 2004 Plan, the Company had a similar plan that was created in 1993 (“1993 Plan”) that expired in March 2004. During each of the fiscal years 2006, 2005, and 2004, options to purchase 15,000 shares of voting common stock were granted under the 1993 and 2004 plan.

The following information summarizes the shares subject to options:

				Weighted Average Exercise
	Number of Shares			Price per share
	2006	2005	2004	2006	2005	2004
Options outstanding— beginning of year	541,800	500,400	453,700	$7.40	$7.39	$7.51

Granted	15,000	45,000	52,000	6.60	7.39	6.24

Exercised		(2,000)			4.65

Terminated / Forfeited or Expired	(95,850)	(1,600)	(5,300)	6.90	9.38	7.70

Options outstanding—end of year	460,950	541,800	500,400	7.47	7.40	7.39

Options exercisable—end of year	429,217	474,667	409,700	7.51	7.52	7.71

Reserved for future options at September 30	338,200	353,200	398,200

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2006:

	Number of Shares			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$4.50 - 7.00	205,200	6.3 years	$6.02	193,133	$6.04
7.00 - 10.00	255,750	1.5 years	8.64	236,084	8.71

4.50 - 10.00	460,950	3.6 years	7.47	429,217	7.51

The weighted average fair value of options granted during 2006, 2005, and 2004 was estimated at $3.86, $4.55, and $4.02 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006, 2005, and 2004:

	2006	2005	2004
Risk-free interest rate	5.07%	3.9 - 4.4%	3.5 - 3.7%
Expected volatility	50.6%	89.0%	70.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option life, standard option (years)	7.0	7.0	7.0
In fiscal 2004, no employee stock options were exercised. In fiscal 2005, 2,000 shares of employee stock options were exercised. In fiscal 2006, no employee stock options were exercised.

11.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. The Company believes the terms of its consulting agreement are comparable to those available from unaffiliated third parties for similar services. Consulting expense was $353,475, $336,643, and $319,320 for fiscal 2006, 2005 and 2004, respectively.

As discussed in footnote 8 “Commitments and Contingencies,” the Company leases facilities from a partnership composed of current and former stockholders.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	2006	2005	2004
Interest paid	$282,650	$68,050	$44,460

Income taxes (refunded) paid — net	$(639,191)	$567,637	$200,000

13.	MAJOR CUSTOMER AND SEGMENT INFORMATION

Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements, accounted for the following percentage of total net sales:

	2006	2005	2004
Contract Manufacturing segment
Customer A	17%	5%	13%
Customer B	45%	51%	41%

The Company operates in a single industry since it manufactures and distributes custom paper-based and woven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Such market segment information is summarized below. The Contract Manufacturing segment provides services to multinational consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

	Contract	Business	Corporate
Fiscal 2006	Manufacturing	Imaging	and Other	Consolidated
Net sales	$74,105,516	$26,178,170	$—	$100,283,686

Gross profit	2,654,927	2,389,303	—	5,044,230

Operating income (loss)	321,043	1,452,657	(706,141)	1,067,559

Depreciation and amortization expense	1,586,338	235,245	184,444	2,006,027

Capital expenditures	5,117,958	58,740	—	5,176,698

Assets:
Inventories	$12,162,242	$1,963,175	$—	$14,125,417
Property, plant, and equipment—net	16,556,278	2,341,799	42,436	18,940,513
Accounts receivable and other (including goodwill)	16,519,894	5,770,388	1,332,506	23,622,788

Total assets	$45,238,414	$10,075,362	$1,374,942	$56,688,718

	Contract	Business	Corporate
Fiscal 2005	Manufacturing	Imaging	and Other	Consolidated
Net sales	$55,209,396	$24,571,397	$—	$79,780,793

Gross profit	3,415,012	1,918,728		5,333,740

Operating income (loss)	1,543,470	1,142,732	(1,497,791)	1,188,411

Depreciation and amortization expense	1,405,474	316,856	296,961	2,019,291

Capital expenditures	1,395,463	95,415	10,774	1,501,652

Assets:
Inventories	$7,905,186	$2,232,585	$—	$10,137,771
Property, plant, and equipment—net	12,932,529	2,518,305	206,194	15,657,028
Accounts receivable and other (including goodwill)	11,235,327	5,704,666	1,751,226	18,691,219

Total assets	$32,073,042	$10,455,556	$1,957,420	$44,486,018

	Contract	Business	Corporate
Fiscal 2004	Manufacturing	Imaging	and Other	Consolidated
Net sales	$53,688,358	$24,166,137	$—	$77,854,495

Gross profit	5,099,202	2,590,955		7,690,157

Operating income (loss)	2,275,640	1,288,326	(874,702)	2,689,264

Depreciation and amortization expense	1,226,933	495,590	678,080	2,400,603

Capital expenditures	3,904,679	284,325		4,189,004

Assets:
Inventories	$7,209,879	$2,415,084	$—	$9,624,963
Property, plant, and equipment—net	12,878,285	2,902,613	548,437	16,329,335
Accounts receivable and other (including goodwill)	13,861,673	5,989,291	1,177,290	21,028,254

Total assets	$33,949,837	$11,306,988	$1,725,727	$46,982,552