Form 10-Q
period 2006-12-31
TUFCO TECHNOLOGIES INC
filed 2007-02-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2007

Common Stock, par value $0.01 per share	4,535,244

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	September 30,
	(Unaudited)	2006*
Assets

CURRENT ASSETS:
Cash and cash equivalents	$8,015	$5,267
Accounts receivable-net	11,922,140	15,078,707
Inventories	17,260,124	14,125,417
Prepaid expenses and other current assets	1,270,257	635,243
Income tax receivable	—	46,893
Deferred income taxes	490,637	490,637

Total current assets	30,951,173	30,382,164

PROPERTY, PLANT AND EQUIPMENT-Net	19,438,161	18,940,513
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	149,373	154,466

TOTAL	$57,750,282	$56,688,718

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$10,084,310	$9,922,742
Accrued payroll, vacation and payroll taxes	669,489	507,923
Other current liabilities	512,881	542,366
Income taxes payable	46,331	—

Total current liabilities	11,313,001	10,973,031

LONG-TERM DEBT	7,650,000	7,073,011
DEFERRED INCOME TAXES	2,094,591	2,102,950

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,341 shares issued	47,083	47,083
Additional paid-in capital	25,247,850	25,226,526
Retained earnings	12,539,553	12,407,923
Treasury stock, 173,097 common shares at cost	(1,141,806)	(1,141,806)

Total stockholders’ equity	36,692,680	36,539,726

TOTAL	$57,750,282	$56,688,718

See notes to condensed consolidated financial statements.

*	Condensed from audited financial statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2006	2005

NET SALES	$27,017,412	$21,312,893
COST OF SALES	25,725,274	20,312,482

GROSS PROFIT	1,292,138	1,000,411

OPERATING EXPENSES:
Selling, general & administrative	1,001,134	967,469
Gain on sale of property, plant and equipment	(145)	—

OPERATING INCOME	291,149	32,942
OTHER INCOME (EXPENSE):
Interest expense	(91,041)	(20,029)
Interest income and other income	16,387	25,302

INCOME BEFORE INCOME TAXES	216,495	38,215
INCOME TAX EXPENSE	84,865	14,980

NET INCOME	$131,630	$23,235

BASIC EARNINGS PER SHARE:
Net Income	$0.03	$0.01

DILUTED EARNINGS PER SHARE:
Net Income	$0.03	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,535,244	4,546,595
Diluted	4,552,786	4,552,511
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2006	2005
Net Income	$131,630	$23,235

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	525,200	451,251
Amortization	5,286	5,286
Non-monetary reimbursement of cost	(330,000)	—
Deferred income taxes	(8,359)	(9,429)
Gain on sale of property, plant and equipment	(145)	—
Stock-based compensation expense	21,324	24,055
Changes in operating working capital:
Accounts receivable	3,156,567	(1,694,673)
Inventories	(3,134,707)	(1,075,706)
Prepaid expenses and other assets	(635,207)	(90,584)
Accounts payable	562,486	2,901,708
Accrued and other current liabilities	132,081	(190,636)
Income taxes payable/receivable	93,224	(127,860)

Net cash provided by operating activities	519,380	216,647

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,094,121)	(1,404,928)
Proceeds from disposals of property, plant and equipment	500	—

Net cash used in investing activities	(1,093,621)	(1,404,928)

FINANCING ACTIVITIES
Borrowings of long-term debt	576,989	1,242,895
Purchase of treasury stock	—	(52,691)

Net cash provided by financing activities	576,989	1,190,204

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,748	1,923

CASH AND CASH EQUIVALENTS:
Beginning of period	5,267	5,672

End of period	$8,015	$7,595

NONCASH SUPPLEMENTAL INFORMATION:
Construction payable	—	156,383
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2006 and 2005
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2006 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2006 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006.
2. Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company beginning October 1, 2008, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.
3. Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 17,542 and 5,916 shares for the three months ended December 31, 2006 and 2005, respectively. During the three months ended December 31, 2006 and 2005, options to purchase 122,500 and 363,950 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

Notes to condensed consolidated financial statements—(continued)
4. Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
5. Inventories
Inventories consist of the following:

	December 31,	September 30,
	2006	2006
Raw materials	$12,359,329	$11,021,598
Finished goods	4,900,795	3,103,819

Total inventories	$17,260,124	$14,125,417

6. Stock Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 336,000 shares are available for future grants as of December 31, 2006.
Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended December 31, 2006, was $21,324, or $12,965 net of taxes. Total stock compensation expense recognized by the Company during the three months ended December 31, 2005 was $24,055, or $14,625 net of taxes. As of December 31, 2006, total unrecognized compensation costs related to share-based compensation awards was approximately $27,152, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately nine months.
The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
Prior to October 1, 2005, the Company accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no employee stock-option based compensation expense was recorded in the income statement prior to October 1, 2005.

Notes to condensed consolidated financial statements—(continued)
On December 14, 2006, the Company granted 2,000 non-employee director stock options at an exercise price of $6.76. No employee stock options were granted during the three months ended December 31, 2006.
The Company estimates fair value using the Black-Scholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The weighted-average assumptions used in the Black-Scholes valuation model as of December 31, 2006 are as follows:

Expected option life (in years)	7
Expected volatility	50.3%
Dividend yield	0%
Risk-free interest rate	4.58%
A summary of stock option activity under the Company’s share-based compensation plan for the three months ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at September 30, 2006	460,950	$7.47
New grants	2,000	6.76
Exercised	—	—
Forfeited or expired	(173,250)	8.83

Outstanding at December 31, 2006	289,700	$6.66	5.8	$1,928,772

Exercisable at December 31, 2006	279,867	$6.62	5.7	$1,851,384

7. Stock Repurchase Plan
In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006, at which time it expired. A total of 49,100 shares were purchased under the plan through June 30, 2006.

Notes to condensed consolidated financial statements—(continued)
8. Segment Information
The Company operates in a single industry since it manufactures and distributes custom paper-based and nonwoven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Such market segment information is summarized below. The Contract Manufacturing segment provides services to large multinational consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

Three Months Ended	Contract	Business	Corporate
December 31, 2006	Manufacturing	Imaging	and Other	Consolidated

Net sales	$20,580,187	$6,437,225	$—	$27,017,412

Gross profit	852,292	439,846	—	1,292,138

Operating income (loss)	266,495	190,055	(165,401)	291,149

Depreciation and amortization expense	460,550	54,772	15,164	530,486

Capital expenditures	1,074,769	19,352	—	1,094,121

Assets:
Inventories	14,284,712	2,975,412	—	17,260,124
Property, plant and equipment-net	17,099,600	2,306,379	32,182	19,438,161
Accounts receivable and other (including goodwill)	13,555,417	5,478,299	2,018,281	21,051,997

Total assets	$44,939,729	$10,760,090	$2,050,463	$57,750,282

Three Months Ended	Contract	Business	Corporate
December 31, 2005	Manufacturing	Imaging	and Other	Consolidated

Net sales	$14,537,254	$6,775,639	$—	$21,312,893

Gross profit	428,410	572,001	—	1,000,411

Operating (loss) income	(52,867)	350,758	(264,949)	32,942

Depreciation and amortization expense	341,144	60,819	54,574	456,537

Capital expenditures	1,399,810	5,118	—	1,404,928

Assets:
Inventories	8,661,110	2,552,367	—	11,213,477
Property, plant and equipment-net	13,838,430	2,462,604	156,805	16,457,839
Accounts receivable and other (including goodwill)	12,400,232	6,038,132	2,162,609	20,600,973

Total assets	$34,899,772	$11,053,103	$2,319,414	$48,272,289

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2007 results in comparison to fiscal 2006 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, and the Company’s ability to improve the run rates for its products. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
The Company’s technical proficiencies include wide web flexographic printing, wet and dry wipe converting, hot melt adhesive lamination, folding, integrated downstream packaging and on-site quality and microbiological process management and the manufacture and distribution of business imaging paper products.
The Company has manufacturing operations in Green Bay, WI, which is ISO certified, and Newton, NC. The Company’s corporate headquarters, including corporate support services, are located in Green Bay, WI.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period
	December 31,		Change
	2006	2005	$	%

Net Sales	$27,017	$21,313	$5,704	27

Gross Profit	1,292	1,000	292	29
	4.8%	4.7%

Operating Expenses	1,001	967	34	4
	3.7%	4.5%

Operating Income	291	33	258	NM
	1.1%	0.2%

Interest Expense	91	20	71	NM
	0.3%	0.1%

Income Before Income Taxes	216	38	178	NM
	0.8%	0.2%

Income Tax Expense	85	15	70	NM
	0.3%	0.1%

Net Income	$132	$23	109	NM
	0.5%	0.1%

	Three Months Ended December 31,
	2006		2005
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract manufacturing and printing	$20,580	76%	$14,537	68%	$6,043	42%
Business Imaging paper products	6,437	24	6,776	32	(339)	(5%)

Net Sales	$27,017	100%	$21,313	100%	$5,704	27%

	2006		2005
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract manufacturing and printing	$852	4%	$428	3%	$424	99%
Business Imaging paper products	440	7%	572	8%	(132)	(23%)

Gross Profit	$1,292	5%	$1,000	5%	$292	29%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $5.7 million (27%) to $27.0 million in the first quarter of fiscal 2007, when compared to the same period last year. This was due to an increase of $6.0 million (42%) in the Contract Manufacturing segment and a decrease of $0.3 million (5%) in the Business Imaging segment.
In Contract Manufacturing, the increase in revenues was primarily due to a new wipes converting contract that was not in production during the first quarter of fiscal 2006, offset by a decrease in consumer demand for one of our existing customer’s products. The decrease in revenue in the Business Imaging segment was primarily due to the loss of a retail account and decreased sales to several of the Company’s Hamco brand distributors.
Gross Profit:
Consolidated gross profit increased $0.3 million (29%) for the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. The Contract Manufacturing segment increased $0.4 million (99%) due to an increase in toll revenue of $1.9 million offset by increases in labor and overhead. Labor and overhead were higher than standard due to start-up and manual operations while awaiting automation equipment. Toll revenue is revenue which does not include a pass through of material costs. Gross profit decreased $0.1 million (23%) in Business Imaging, largely due to the decrease in net sales and a change in the business mix.
Operating Expenses:
Selling, general and administrative expenses increased $34,000 (4%) for the first quarter of fiscal 2007 when compared to the same period of fiscal 2006, consistent with cost increases in general.
Interest Expense and Other Income (Expense) net:
Interest expense increased $71,000 to $91,000 for the first quarter of fiscal 2007 compared to the same period of fiscal 2006 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
Net Income:
The Company reported net income of $132,000 (per share: $0.03 basic and diluted) for the first quarter of fiscal 2007, versus net income of $23,000 (per share: $0.01 basic and diluted) for the same period of fiscal 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Liquidity and Capital Resources:
The Company generated $0.5 million in cash from operations through the first three months of fiscal 2007, compared to cash provided by operations of $0.2 million for the same period last year. Increases in inventories were $3.1 million, of which $2.0 million was in finished goods to allow the Company to meet customer demand as we reconfigured the plant to start up new projects during the second fiscal quarter. Other factors affecting inventory increases were stocking for the new projects and an inventory build in Business Imaging to counter anticipated near term tight supply availability. Increased cash resulted from a reduction of accounts receivable of $3.2 million. Accounts payable increased $0.6 million in the first three months of fiscal 2007, compared to the same period last year, primarily due to an increase in materials purchased.
Net cash used in investing activities was $1.1 million for the first three months of fiscal 2007, primarily related to the purchase of a new smaller converting line and automation equipment to support two new wipe converting lines installed in fiscal 2006.
Net cash provided by financing activities was $0.6 million for the first three months of fiscal 2007, as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock, and on December 16, 2005, the Board extended the plan through June 30, 2006. A total of 49,100 shares were purchased for an aggregate purchase price of $0.3 million from approval of the plan through June 30, 2006, at which time the plan expired.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2006, cash recorded on the balance sheet was $8,015.
As of February 14, 2007, the Company had approximately $7.0 million available and $8.0 million outstanding under the revolving credit line pursuant to the Credit Facility. According to the terms of the Credit Facility, the Company is required to maintain certain financial and operational covenants. As of December 31, 2006, the Company was in compliance with all of its debt covenants under the Credit Facility. The Credit Facility expires on May 18, 2008.
Management believes that the Company’s operating cash flow, together with amounts available under its Credit Facility, are adequate to service the Company’s long term obligations as of December 31, 2006 and any budgeted capital expenditures.
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
Critical Accounting Policies:
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 20-21 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2006. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.
Off Balance Sheet Arrangements:
The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 23 in Item 7A, Quantative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2006. Management believes that as of December 31, 2006, there has been no material change to this information.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2006.
There have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

TUFCO TECHNOLOGIES, INC.
Date: February 14, 2007	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: February 14, 2007	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer