Form 10-Q
period 2007-03-31
TUFCO TECHNOLOGIES INC
filed 2007-05-15
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2007

Common Stock, par value $0.01 per share	4,535,644

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	September 30,
	(Unaudited)	2006*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$8,161	$5,267
Accounts receivable-net	13,629,467	15,078,707
Inventories	15,859,731	14,125,417
Prepaid expenses and other current assets	1,128,378	635,243
Income tax receivable	—	46,893
Deferred income taxes	490,637	490,637

Total current assets	31,116,374	30,382,164

PROPERTY, PLANT AND EQUIPMENT-Net	19,602,376	18,940,513
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	138,019	154,466

TOTAL	$58,068,344	$56,688,718

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$10,116,725	$9,922,742
Accrued payroll, vacation and payroll taxes	547,635	507,923
Other current liabilities	584,776	542,366
Income taxes payable	79,889	—

Total current liabilities	11,329,025	10,973,031

LONG-TERM DEBT	7,900,000	7,073,011
DEFERRED INCOME TAXES	2,091,042	2,102,950

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,341 shares issued	47,083	47,083
Additional paid-in capital	25,256,901	25,226,526
Retained earnings	12,586,099	12,407,923
Treasury stock, 173,097 common shares at cost	(1,141,806)	(1,141,806)

Total stockholders’ equity	36,748,277	36,539,726

TOTAL	$58,068,344	$56,688,718

*    Condensed from audited financial statements
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2007	2006	2007	2006
NET SALES	$27,587,328	$23,089,194	$54,604,740	$44,402,088
COST OF SALES	26,401,398	21,729,053	52,126,672	42,041,535

GROSS PROFIT	1,185,930	1,360,141	2,478,068	2,360,553

OPERATING EXPENSES:
Selling, general & administrative	951,397	1,044,116	1,952,531	2,011,587
Gain on sale of property, plant and equipment	—	—	(145)	—

OPERATING INCOME	234,533	316,025	525,682	348,966
OTHER INCOME (EXPENSE):
Interest expense	(158,408)	(64,773)	(249,449)	(84,801)
Interest income and other income	428	41,034	16,815	66,336

INCOME BEFORE INCOME TAXES	76,553	292,286	293,048	330,501
INCOME TAX EXPENSE	30,010	94,520	114,875	109,500

NET INCOME	$46,543	$197,766	$178,173	$221,001

BASIC EARNINGS PER SHARE:
Net Income	$0.01	$0.04	$0.04	$0.05

DILUTED EARNINGS PER SHARE:
Net Income	$0.01	$0.04	$0.04	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,535,244	4,535,353	4,535,244	4,541,036
Diluted	4,563,171	4,543,219	4,558,411	4,547,865
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net Income	$178,173	$221,001

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	1,071,212	917,732
Amortization	10,572	10,572
Non-monetary reimbursement of cost	(515,000)	—
Deferred income taxes	(11,908)	(15,400)
Gain on sale of property, plant and equipment	(145)	—
Stock-based compensation expense	30,378	39,288
Changes in operating working capital:
Accounts receivable	1,449,240	(1,660,875)
Inventories	(1,734,314)	(3,141,687)
Prepaid expenses and other assets	(487,260)	(73,915)
Accounts payable	594,901	2,714,796
Accrued and other current liabilities	82,122	(105,598)
Income taxes payable/receivable	126,782	616,941

Net cash provided (used) by operating activities	794,753	(477,145)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,218,430)	(3,057,154)
Proceeds from disposals of property, plant and equipment	500	—
Payment of construction payable	(400,918)	(309,249)

Net cash used by investing activities	(1,618,848)	(3,366,403)

FINANCING ACTIVITIES
Net borrowings of long-term debt	826,989	3,912,812
Purchase of treasury stock	—	(68,538)

Net cash provided by financing activities	826,989	3,844,274

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,894	726
CASH AND CASH EQUIVALENTS:
Beginning of period	5,267	5,672

End of period	$8,161	$6,398

NONCASH SUPPLEMENTAL INFORMATION:
Construction payable	—	149,086
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended March 31, 2007 and 2006
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and six-month periods ended March 31, 2007 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2006 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2006 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006.

2.	Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. The Company is in the process of determining the effect, if any, the adoption of SAB No. 108 will have on its consolidated financial statements.

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

Notes to condensed consolidated financial statements—(continued)
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

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 27,927 and 7,866 shares for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, the common stock equivalents from dilutive stock options outstanding were 23,167 and 6,829, respectively. During the three months ended March 31, 2007 and 2006, options to purchase 52,500 and 331,950 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the six months ended March 31, 2007 and 2006, options to purchase 67,500 and 295,750 shares, respectively, were excluded from the diluted earnings per share computation.

4.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.	Inventories

Inventories consist of the following:

	March 31,	September 30,
	2007	2006
Raw materials	$12,252,839	$11,021,598
Finished goods	3,606,892	3,103,819

Total inventories	$15,859,731	$14,125,417

6.	Stock Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 336,000 shares are available for future grants as of March 31, 2007.

The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method as of October 1, 2005. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. The Company recognizes compensation expense on a straight-line basis.

Notes to condensed consolidated financial statements—(continued)

A summary of stock option activity under the Company’s share-based compensation plan for the six months ended March 31, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at September 30, 2006	460,950	$7.47
New grants	2,000	6.76
Exercised	—	—
Forfeited or expired	(181,250)	8.72

Outstanding at March 31, 2007	281,700	$6.67

Exercisable at March 31, 2007	271,867	$6.63

The following table summarizes the Company’s share-based compensation awards during the six months ended March 31, 2007 and 2006:

	2007	2006
Total pre-tax share-based compensation	$30,378	$39,288
Weighted-average grant date fair value	$3.88	—
Total unrecognized compensation cost	$18,102	$65,613
Remaining weighted-average period cost will be recognized over	6 Months	18 Months
7.	Stock Repurchase Plan

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

The Company operates in a single industry since it manufactures and distributes custom paper-based and nonwoven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Corporate costs, such as interest income, interest expense and income tax expense are recorded under the Corporate and Other segment. Such market segment information is summarized below. The Contract Manufacturing segment provides services to large multinational consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2007	Manufacturing	Imaging	and Other	Consolidated
Net sales	$21,730,623	$5,856,705	—	$27,587,328

Gross profit	706,441	479,489	—	1,185,930

Operating income (loss)	36,624	224,354	(26,445)	234,533

Depreciation and amortization expense	481,145	54,988	15,165	551,298

Capital expenditures	752,700	14,527	—	767,227

Three Months Ended	Contract	Business	Corporate
March 31, 2006	Manufacturing	Imaging	and Other	Consolidated
Net sales	$16,528,068	$6,561,126	$—	$23,089,194

Gross profit	751,349	608,792	—	1,360,141

Operating income (loss)	164,955	380,427	(229,357)	316,025

Depreciation and amortization expense	364,271	59,306	48,190	471,767

Capital expenditures	1,924,189	29,989	—	1,954,178

Six Months Ended	Contract	Business	Corporate
March 31, 2007	Manufacturing	Imaging	And Other	Consolidated
Net sales	$42,310,810	$12,293,930	$—	$54,604,740

Gross profit	1,558,733	919,335	—	2,478,068

Operating income (loss)	303,119	414,409	(191,846)	525,682

Depreciation and amortization expense	941,695	109,760	30,329	1,081,784

Capital expenditures	1,184,551	33,879	—	1,218,430

Six Months Ended	Contract	Business	Corporate
March 31, 2006	Manufacturing	Imaging	And Other	Consolidated
Net sales	$31,065,323	$13,336,765	$—	$44,402,088

Gross profit	1,179,759	1,180,794	—	2,360,553

Operating income (loss)	112,088	731,184	(494,306)	348,966

Depreciation and amortization expense	705,415	120,125	102,764	928,304

Capital expenditures	3,171,133	35,107	—	3,206,240

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2007	Manufacturing	Imaging	and Other	Consolidated
Assets:

Inventories	$13,418,829	$2,440,902	$—	$15,859,731

Property, plant and equipment-net	17,312,981	2,265,919	23,476	19,602,376

Accounts receivable and other (including goodwill)	15,261,567	5,479,475	1,865,195	22,606,237

Total assets	$45,993,377	$10,186,296	$1,888,671	$58,068,344

Twelve Months Ended	Contract	Business	Corporate
September 30, 2006	Manufacturing	Imaging	and Other	Consolidated
Assets:

Inventories	$12,162,242	$1,963,175	$—	$14,125,417

Property, plant and equipment-net	16,556,278	2,341,799	42,436	18,940,513

Accounts receivable and other (including goodwill)	16,519,894	5,770,388	1,332,506	23,622,788

Total assets	$45,238,414	$10,075,362	$1,374,942	$56,688,718

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2007	2006	$	%	2007	2006	$	%
Net Sales	$27,587	$23,089	$4,498	19	$54,605	$44,402	$10,203	23

Gross Profit	1,186	1,360	(174)	(13)	2,478	2,361	117	5
	4.3%	5.9%			4.5%	5.3%

Operating Expenses	951	1,044	(93)	(9)	1,952	2,012	(60)	(3)
	3.4%	4.5%			3.6%	4.5%

Operating Income	235	316	(81)	(26)	526	349	177	51
	0.9%	1.4%			1.0%	0.8%

Interest Expense	158	65	93	143	250	85	165	194
	0.6%	0.3%			0.5%	0.2%

Income Before Income Taxes	77	292	(215)	(74)	293	331	(38)	(11)
	0.3%	1.3%			0.5%	0.7%

Income Tax Expense	30	95	(65)	(68)	115	110	5	5
	0.1%	0.4%			0.2%	0.2%

Net Income	$47	$198	(151)	(76)	$178	$221	(43)	(19)
	0.2%	0.9%			0.3%	0.5%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	March 31,
	2007		2006		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$21,730	79%	$16,528	72%	$5,202	31%
Business Imaging paper products	5,857	21	6,561	28	(704)	(11%)

Net Sales	$27,587	100%	$23,089	100%	$4,498	19%

	2007		2006		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$706	3%	$751	5%	$(45)	(6%)
Business Imaging paper products	480	8%	609	9%	(129)	(21%)

Gross Profit	$1,186	4%	$1,360	6%	$(174)	(13%)

	Six Months Ended
	March 31,
	2007		2006		Period-to-Period
		% of		% of	Change
	Amount	Change	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$42,311	77%	$31,065	70%	$11,246	36%
Business Imaging paper products	12,294	23	13,337	30	(1,043)	(8%)

Net Sales	$54,605	100%	$44,402	100%	$10,203	23%

	2007		2006		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,559	4%	$1,180	4%	$379	32%
Business Imaging paper products	919	7%	1,181	9%	(262)	(22%)

Gross Profit	$2,478	5%	$2,361	5%	$117	5%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued
Net Sales:
Consolidated net sales increased $4.5 million (19%) to $27.6 million in the second quarter of fiscal 2007, when compared to the same period last year. This was due to an increase of $5.2 million (31%) in the Contract Manufacturing segment and a decrease of $0.7 million (11%) in the Business Imaging segment.
For the six months ended March 31, 2007, sales increased $10.2 million (23%) when compared to the first six months of fiscal 2006. This was due to an increase of $11.2 million (36%) in the Contract Manufacturing segment and a decrease of $1.0 million (8%) in the Business Imaging segment.
In Contract Manufacturing, the increase in revenues was primarily due to new wipes converting contracts that were not in production during the first half of fiscal 2006. The decrease in revenue in the Business Imaging segment was primarily due to decreased sales to several large retail accounts and decreased sales to several of the segment’s Hamco brand distributors.
Gross Profit:
Consolidated gross profit decreased $174,000 (13%) for the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. The Contract Manufacturing segment decreased $45,000 (6%) despite an increase in toll revenue of $1.1 million, offset by increases in labor and overhead. Labor and overhead were higher than standard due to start-up and manual operations while awaiting automation equipment. Toll revenue is revenue which does not include a pass through of material costs. Gross profit decreased $129,000 (21%) in the Business Imaging segment, largely due to the decrease in net sales and strong price competition for the segment’s products.
For the six months ended March 31, 2007, gross profit increased $117,000 (5%) when compared to the same period last year. Contract Manufacturing increased $379,000 (32%), due to an increase in toll revenue of $3.0 million offset by higher than standard labor and overhead as mentioned above. Business Imaging decreased $262,000 (22%) as a result of decreased net sales and strong price competition for the segment’s products.
Operating Expenses:
Selling, general and administrative expenses decreased $93,000 (9%) for the second quarter of fiscal 2007 when compared to the same period of fiscal 2006 and decreased $60,000 (3%) when compared to the first six months of fiscal 2006.
Interest Expense and Other Income (Expense) net:
Interest expense increased $93,000 to $158,000 for the second quarter of fiscal 2007 compared to the same period of fiscal 2006 and increased $165,000 in comparing the six months due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
Net Income:
The Company reported net income of $47,000 (per share: $0.01 basic and diluted) for the second quarter of fiscal 2007, versus net income of $198,000 (per share: $0.04 basic and diluted) for the same period of fiscal 2006.
For the six months ended March 31, 2007, net income was $178,000 (per share: $0.04 basic and diluted) compared to net income of $221,000 (per share: $0.05 basic and diluted) for the first six months of fiscal 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued
Liquidity and Capital Resources:
The Company generated $0.8 million in cash from operations through the first six months of fiscal 2007, compared to cash used by operations of $0.5 million for the same period last year. Increases in inventories were $1.7 million as a result of establishing safety stock levels related to the start-up of new projects. Increased cash resulted from a reduction of accounts receivable of $1.4 million. Accounts payable increased $0.6 million in the first six months of fiscal 2007, compared to the same period last year, primarily due to an increase in materials purchased.
Net cash used in investing activities was $1.6 million for the first six months of fiscal 2007, primarily related to the purchase of automation equipment to support two new wipe converting lines installed in fiscal 2006.
Net cash provided by financing activities was $0.8 million for the first six months of fiscal 2007, as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock, and on December 16, 2005, the Board extended the plan through June 30, 2006. A total of 49,100 shares were purchased for an aggregate purchase price of $0.3 million from approval of the plan through June 30, 2006, at which time the plan expired.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of March 31, 2007, cash recorded on the balance sheet was $8,161.
As of May 14, 2007, the Company had approximately $8.0 million available and $7.0 million outstanding under the revolving credit line pursuant to its credit facility. According to the terms of the credit facility, the Company is required to maintain certain financial and operational covenants. As of March 31, 2007, the Company was in compliance with all of its debt covenants under the credit facility. The credit facility expires on May 18, 2008.
Management believes that the Company’s operating cash flow, together with amounts available under its credit facility, are adequate to service the Company’s long term obligations as of March 31, 2007 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 23 in Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2006. Management believes that as of March 31, 2007, there has been no material change to this information.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2007.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.
ITEM 1a. Risk Factors
The Company has not identified any material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended September 30, 2006.
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

TUFCO TECHNOLOGIES, INC.

Date: May 15, 2007	/s/ Louis LeCalsey, III

Louis LeCalsey, III
President and Chief Executive Officer

Date: May 15, 2007	/s/ Michael B. Wheeler

Michael B. Wheeler
Executive Vice President, Chief Financial Officer and
Chief Operating Officer