Form 10-Q
period 2007-06-30
TUFCO TECHNOLOGIES INC
filed 2007-08-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2007
Common Stock, par value $0.01 per share	4,535,644

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	September 30,
	(Unaudited)	2006*
Assets
CURRENT ASSETS:
Cash and cash equivalents	$6,368	$5,267
Accounts receivable-net	13,678,286	15,078,707
Inventories	18,070,227	14,125,417
Prepaid expenses and other current assets	969,187	635,243
Income tax receivable	—	46,893
Deferred income taxes	490,637	490,637

Total current assets	33,214,705	30,382,164

PROPERTY, PLANT AND EQUIPMENT-Net	19,432,905	18,940,513
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	132,926	154,466

TOTAL	$59,992,111	$56,688,718

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$13,555,078	$9,922,742
Accrued payroll, vacation and payroll taxes	760,485	507,923
Other current liabilities	646,769	542,366
Income taxes payable	245,709	—
Total current liabilities	15,208,041	10,973,031

LONG-TERM DEBT	5,633,333	7,073,011
DEFERRED INCOME TAXES	2,076,856	2,102,950

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 and 4,708,341 shares issued	47,087	47,083
Additional paid-in capital	25,295,370	25,226,526
Retained earnings	12,873,230	12,407,923
Treasury stock, 173,097 common shares at cost	(1,141,806)	(1,141,806)

Total stockholders’ equity	37,073,881	36,539,726

TOTAL	$59,992,111	$56,688,718

* Condensed from audited financial statements
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2007	2006	2007	2006
NET SALES	$29,814,897	$27,428,347	$84,419,637	$71,830,435
COST OF SALES	28,164,798	25,777,027	80,291,470	67,818,562

GROSS PROFIT	1,650,099	1,651,320	4,128,167	4,011,873

OPERATING EXPENSES:
Selling, general & administrative	1,075,256	1,100,623	3,027,787	3,112,209
Gain on sale of property, plant and equipment	—	—	(145)	—

OPERATING INCOME	574,843	550,697	1,100,525	899,664
OTHER INCOME (EXPENSE):
Interest expense	(132,862)	(106,213)	(382,311)	(191,014)
Interest income and other income (expense)	1,494	(4,476)	18,310	61,859

INCOME BEFORE INCOME TAXES	443,475	440,008	736,524	770,509
INCOME TAX EXPENSE	156,342	126,483	271,217	235,983

NET INCOME	$287,133	$313,525	$465,307	$534,526

BASIC EARNINGS PER SHARE:
Net Income	$0.06	$0.07	$0.10	$0.12

DILUTED EARNINGS PER SHARE:
Net Income	$0.06	$0.07	$0.10	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,535,640	4,535,244	4,535,376	4,539,105
Diluted	4,572,142	4,553,085	4,562,988	4,549,605
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$465,307	$534,526

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	1,624,604	1,441,170
Amortization	15,858	15,858
Non-monetary reimbursement of cost	(515,000)	—
Deferred income taxes	(26,094)	(44,309)
Gain on sale of property, plant and equipment	(145)	—
Stock-based compensation expense	66,564	113,037
Changes in operating working capital:
Accounts receivable	1,400,421	(5,372,582)
Inventories	(3,944,810)	(6,100,077)
Prepaid expenses and other assets	(328,262)	(287,453)
Accounts payable	4,019,024	7,514,451
Accrued and other current liabilities	356,965	183,378
Income taxes payable/receivable	292,602	986,333

Net cash provided (used) by operating activities	3,427,034	(1,015,668)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,588,121)	(4,493,140)
Proceeds from disposals of property, plant and equipment	500	—
Payment of construction payable	(400,918)	(309,249)

Net cash used by investing activities	(1,988,539)	(4,802,389)

FINANCING ACTIVITIES
Net (repayments) borrowings of debt	(1,439,678)	6,037,364
Proceeds from exercise of stock options	2,284	—
Purchase of treasury stock	—	(68,539)

Net cash (used) provided by financing activities	(1,437,394)	5,968,825

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,101	150,768
CASH AND CASH EQUIVALENTS:
Beginning of period	5,267	5,672

End of period	$6,368	$156,440

NONCASH SUPPLEMENTAL INFORMATION:
Construction payable	$14,230	$267,594
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended June 30, 2007 and 2006
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three-month and nine-month periods ended June 30, 2007 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2006 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2006 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006.

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

Notes to condensed consolidated financial statements—(continued)
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

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 36,502 and 17,841 shares for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, the common stock equivalents from dilutive stock options outstanding were 27,612 and 10,500, respectively. During the three months ended June 30, 2007 and 2006, options to purchase 40,500 and 255,750 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the nine months ended June 30, 2007 and 2006, options to purchase 67,500 and 295,750 shares, respectively, were excluded from the diluted earnings per share computation.

4.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.	Inventories

Inventories consist of the following:

	June 30,	September 30,
	2007	2006
Raw materials	$12,432,094	$11,021,598
Finished goods	5,638,133	3,103,819

Total inventories	$18,070,227	$14,125,417

6.	Stock Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 321,000 shares are available for future grants as of June 30, 2007.

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

Notes to condensed consolidated financial statements—(continued)
A summary of stock option activity under the Company’s share-based compensation plan for the nine months ended June 30, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at September 30, 2006	460,950	$7.47
New grants	17,000	$7.90
Exercised	(400)	$5.71
Forfeited or expired	(181,250)

Outstanding at June 30, 2007	296,300	$6.74

Exercisable at June 30, 2007	286,467	$6.70

The following table summarizes the Company’s share-based compensation awards during the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	June 30	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Total pre-tax share-based compensation	$36,189	$73,749	$66,564	$113,037
Weighted-average grant date fair value	$8.05	$6.60	$2.05	$3.86
Total unrecognized compensation cost	$9,051	$15,332	$9,051	$50,055
Remaining weighted-average period cost will be recognized over	3 Months	3 Months	3 Months	15 Months
Proceeds from options exercise	$2,284	—	$2,284	—
Intrinsic value of options exercise	$968	—	$968	—
7.	Stock Repurchase Plan

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2007	Manufacturing	Imaging	and Other	Consolidated
Net sales	$24,228,368	$5,586,529	$—	$29,814,897
Gross profit	1,204,136	445,963	—	1,650,099
Operating income (loss)	457,456	223,761	(106,374)	574,843
Depreciation and amortization expense	488,748	54,766	15,164	558,678
Capital expenditures	369,691	—	—	369,691

Three Months Ended	Contract	Business	Corporate
June 30, 2006	Manufacturing	Imaging	and Other	Consolidated
Net sales	$21,050,865	$6,377,482	$—	$27,428,347
Gross profit	1,014,881	636,439	—	1,651,320
Operating income (loss)	385,825	390,751	(225,879)	550,697
Depreciation and amortization expense	428,741	58,458	41,525	528,724
Capital expenditures	1,509,066	45,428	—	1,554,494

Nine Months Ended	Contract	Business	Corporate
June 30, 2007	Manufacturing	Imaging	And Other	Consolidated
Net sales	$66,539,178	$17,880,459	$—	$84,419,637
Gross profit	2,762,869	1,365,298	—	4,128,167
Operating income (loss)	760,576	638,170	(298,221)	1,100,525
Depreciation and amortization expense	1,430,443	164,526	45,493	1,640,462
Capital expenditures	1,554,242	33,879	—	1,588,121

Nine Months Ended	Contract	Business	Corporate
June 30, 2006	Manufacturing	Imaging	And Other	Consolidated
Net sales	$52,116,188	$19,714,247	$—	$71,830,435
Gross profit	2,194,640	1,817,233	—	4,011,873
Operating income (loss)	497,913	1,121,935	(720,184)	899,664
Depreciation and amortization expense	1,134,156	178,583	144,289	1,457,028
Capital expenditures	4,412,605	80,535	—	4,493,140

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
June 30, 2007	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$15,443,028	$2,627,199	$—	$18,070,227
Property, plant and equipment-net	17,208,156	2,211,152	13,597	19,432,905
Accounts receivable and other (including goodwill)	15,418,542	5,471,319	1,599,118	22,488,979

Total assets	$48,069,726	$10,309,670	$1,612,715	$59,992,111

	Contract	Business	Corporate
September 30, 2006	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$12,162,242	$1,963,175	$—	$14,125,417
Property, plant and equipment-net	16,556,278	2,341,799	42,436	18,940,513
Accounts receivable and other (including goodwill)	16,519,894	5,770,388	1,332,506	23,622,788

Total assets	$45,238,414	$10,075,362	$1,374,942	$56,688,718

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2007 results in comparison to fiscal 2006 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The Company depends on two Contract Manufacturing customers for a significant portion of its business. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, and the Company’s ability to improve the run rates for its products. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
Net Sales	$29,815	$27,428	$2,387	9	$84,420	$71,830	$12,590	18

Gross Profit	1,650	1,651	(1)	(0.1)	4,128	4,012	116	3
	5.5%	6.0%			4.9%	5.6%

Operating Expenses	1,075	1,101	(26)	(2)	3,028	3,112	(84)	(3)
	3.6%	4.0%			3.6%	4.3%

Operating Income	575	551	24	4	1,100	900	200	22
	1.9%	2.0%			1.3%	1.3%

Interest Expense	133	106	27	25	382	191	191	100
	0.4%	0.4%			0.5%	0.3%

Income Before Income Taxes	443	440	3	1	737	771	(34)	(4)
	1.5%	1.6%			0.9%	1.1%

Income Tax Expense	156	126	30	24	271	236	35	15
	0.5%	0.5%			0.3%	0.3%

Net Income	$287	$314	(27)	(9)	$465	$535	(70)	(13)
	1.0%	1.1%			0.6%	0.7%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	June 30,
	2007		2006		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$24,228	81%	$21,051	77%	$3,177	15%
Business Imaging paper products	5,587	19%	6,377	23%	(790)	(12%)

Net Sales	$29,815	100%	$27,428	100%	$2,387	9%

	2007		2006		Period-to-Period
		% of		Margin	Change
	Amount	Total	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,204	5%	$1,015	5%	$189	19%
Business Imaging paper products	446	8%	636	10%	(190)	(30%)

Gross Profit	$1,650	6%	$1,651	6%	$(1)	(0.1%)

	Nine Months Ended
	June 30,
	2007		2006		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$66,539	79%	$52,116	73%	$14,423	28%
Business Imaging paper products	17,881	21%	19,714	27%	(1,833)	(9%)

Net Sales	$84,420	100%	$71,830	100%	$12,590	18%

	2007		2006		Period-to-Period
		% of		Margin	Change
	Amount	Total	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$2,763	4%	$2,195	4%	$568	26%
Business Imaging paper products	1,365	8%	1,817	9%	(452)	(25%)

Gross Profit	$4,128	5%	$4,012	6%	$116	3%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Net Sales:
Consolidated net sales increased $2.4 million (9%) to $29.8 million in the third quarter of fiscal 2007, when compared to the same period last year. This was due to an increase of $3.2 million (15%) in the Contract Manufacturing segment and a decrease of $0.8 million (12%) in the Business Imaging segment.
For the nine months ended June 30, 2007, sales increased $12.6 million (18%) when compared to the first nine months of fiscal 2006. This was due to an increase of $14.4 million (28%) in the Contract Manufacturing segment and a decrease of $1.8 million (9%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 29% of the Company’s total net sales in the third quarter of fiscal 2007 and 32% for the first nine months of fiscal 2007, compared to 43% and 49% for the same periods in fiscal 2006. The second customer accounted for 44% of the Company’s total net sales in the third quarter of fiscal 2007 and 37% for the first nine months of fiscal 2007, compared to 20% and 11% for the same periods in fiscal 2006.
In Contract Manufacturing, the increase in revenues was primarily due to new wipes converting contracts that were not in production for the entire first nine months of fiscal 2006. The decrease in revenue in the Business Imaging segment was primarily due to decreased sales to several large retail accounts and decreased sales to several of the segment’s Hamco brand distributors.
Gross Profit:
Consolidated gross profit remained relatively unchanged for the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. Gross profit of the Contract Manufacturing segment increased $189,000 (19%) due to an increase in toll revenue of $0.8 million, offset by increases in labor and overhead. Labor and overhead were higher than standard due to start-up and manual operations while awaiting automation equipment. Toll revenue is revenue which does not include a pass through of material costs. Gross profit decreased $190,000 (30%) in the Business Imaging segment, largely due to the decrease in net sales and strong price competition for the segment’s products.
For the nine months ended June 30, 2007, gross profit increased $116,000 (3%) when compared to the same period last year. Contract Manufacturing increased $568,000 (26%), due to an increase in toll revenue of $3.9 million offset by higher than standard labor and overhead as mentioned above. Business Imaging decreased $452,000 (25%) as a result of decreased net sales and strong price competition for the segment’s products.
Operating Expenses:
Selling, general and administrative expenses decreased $26,000 (2%) for the third quarter of fiscal 2007 when compared to the same period of fiscal 2006 and decreased $84,000 (3%) when compared to the first nine months of fiscal 2006.
Interest Expense and Other Income (Expense) net:
Interest expense increased $27,000 to $133,000 for the third quarter of fiscal 2007 compared to the same period of fiscal 2006 and increased $191,000 to $382,000 for the first nine months of fiscal 2007 compared to the same period of fiscal 2006 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Net Income:
The Company reported net income of $287,000 (per share: $0.06 basic and diluted) for the third quarter of fiscal 2007, versus net income of $314,000 (per share: $0.07 basic and diluted) for the same period of fiscal 2006.
For the nine months ended June 30, 2007, net income was $465,000 (per share: $0.10 basic and diluted) compared to net income of $535,000 (per share: $0.12 basic and diluted) for the first nine months of fiscal 2006.
Liquidity and Capital Resources:
The Company generated $3.4 million in cash from operations through the first nine months of fiscal 2007, compared to cash used by operations of $1.0 million for the same period last year. Increases in inventories were $3.9 million, primarily related to an inventory build-up associated with a new product launch. This was offset by an increase in accounts payable of $4.0 million in the first nine months of fiscal 2007, compared to the same period last year, primarily due to the increase in materials purchased. Increased cash from operations resulted from a reduction of accounts receivable of $1.4 million.
Net cash used in investing activities was $2.0 million for the first nine months of fiscal 2007, primarily related to the purchase of automation equipment to support two new wipe converting lines installed in fiscal 2006.
Net cash used by financing activities was $1.4 million for the first nine months of fiscal 2007, as a result of the Company paying down its revolving credit line. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock, and on December 16, 2005, the Board extended the plan through June 30, 2006. A total of 49,100 shares were purchased for an aggregate purchase price of $0.3 million from approval of the plan through June 30, 2006, at which time the plan expired.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2007, cash recorded on the balance sheet was $6,368.
On August 14, 2007, the Company entered into an amendment to the credit facility pursuant to which the term of the credit facility was extended by one year to May 18, 2009.
As of August 14, 2007, the Company had approximately $7.5 million available and $7.5 million outstanding under the revolving credit line pursuant to its credit facility. According to the terms of the credit facility, the Company is required to maintain certain financial and operational covenants. As of June 30, 2007, the Company was in compliance with all of its debt covenants under the credit facility.
Management believes that the Company’s operating cash flow, together with amounts available under its credit facility, are adequate to service the Company’s long term obligations as of June 30, 2007 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 23 in Item 7A, Quantitative and Qualitative Disclosure About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2006. Management believes that as of June 30, 2007, there has been no material change to this information.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2007.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders of the Company was held on May 16, 2007.

(b)	See the response to Item 4(c) below.

(c)	At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

Director	For	Withheld
Robert J. Simon	4,529,560	103,911
Samuel J. Bero	4,536,132	97,339
C. Hamilton Davison, Jr.	4,614,480	18,991
Louis LeCalsey, III	4,548,227	85,244
Brian Kelly	4,613,818	19,653
Seymour S. Preston, III	4,615,480	17,991
(d)	Not applicable
ITEM 5. OTHER INFORMATION
None
ITEM 6. Exhibits

10.1	Third Amendment to the Credit Agreement dated May 22, 2006.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.
Date: August 14, 2007	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: August 14, 2007	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer