Form 10-K
period 2007-09-30
TUFCO TECHNOLOGIES INC
filed 2007-12-28
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.
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
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐                     Accelerated Filer ☐                    Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2007, was approximately $15,556,505. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Market on March 31, 2007. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 18, 2007 was 4,535,644.
DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I
ITEM 1 — BUSINESS
General
     Tufco Technologies, Inc. (“Tufco” or the “Company”) provides integrated manufacturing services including wet and dry-wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging and quality and microbiological process management and manufactures and distributes business imaging paper products. Since 1992 and until its organizational restructuring on February 7, 1997, the Company operated as three wholly owned subsidiaries, Tufco Industries, Inc., Executive Converting Corporation (“ECC”) and Hamco Industries, Inc. (“Hamco”). On January 28, 1994, the Company completed an initial public offering in which the Company issued and sold 900,000 shares of its Common Stock, par value $0.01 per share (“Common Stock”), and certain stockholders of the Company sold 50,000 shares of Common Stock. Contemporaneously with the closing of the Company’s public offering, the Company acquired, through ECC, substantially all of the assets of Executive Roll Manufacturing, Inc., d/b/a Executive Converting Corporation for $7.5 million in cash and 127,778 shares of Common Stock. On August 23, 1995, the Company acquired, through Hamco, substantially all of the assets of Hamco, Inc. for approximately $12.9 million net in cash. On February 7, 1997, the Company reorganized its corporate structure to better serve its business needs. Through this restructuring, the net assets of Tufco Industries, Inc., ECC and Hamco were transferred to Tufco, L.P., a Delaware limited partnership, in which Tufco Tech, Inc. was the sole managing general partner and was wholly owned by the Company. On November 13, 1997, the Company purchased all of the outstanding common stock of Foremost Manufacturing Company, Inc. for $5.9 million in cash and 25,907 shares of Common Stock.
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
     Effective January 1, 2007, Tufco, L.P. transferred all of the assets and liabilities of the Company’s Business Imaging operation to Hamco Manufacturing and Distributing LLC, a newly-formed limited liability company, which is a wholly-owned subsidiary of Tufco, L.P.
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
     The Company’s products manufactured and services provided at its Green Bay, Wisconsin facility include wet and dry wipe converting , wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, quality and microbiological process management. The facility custom manufactures products from a wide array of materials, including polyethylene films, a variety of nonwovens, paper and tissue. Products include disposable wet and dry wipes for home, personal/baby/medical care use, flexible packaging and disposable table covers. Machinery and equipment at the Green Bay, Wisconsin facility have the capability, developed by the Company’s in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.
     The Company invested in its first wipes converting asset in December 2002. It has now grown to be the largest provider of branded contract wet and dry wipes in North America. In fiscal year 2004, the Company invested an additional $3.6 million to expand the capabilities and capacity of its wipes equipment and in fiscal 2006 acquired additional converting equipment for $4.5 million, which started up in the second quarter of that year. These wet and dry wipe assets can convert a variety of nonwoven materials and include a wide variety of folding options, count versatility ranging from ten (10) to eighty (80) wipes per package and integrated downstream flow wrapping, tubbing and rigid top application packaging.
     The Company’s Green Bay, Wisconsin facility also offers value-added wide web flexographic printing services. The Company offers 8-color, high resolution, wide web flexographic printing and focuses on products such as paper and poly table covers and flexible packaging used in retail products such as food, soda and overwraps. The Company has two state-of-the-art 8-color flexographic printing presses capable of printing solvent and water-based inks, 62” print width at speeds up to 1,500 feet per minute and offers repeat sizes ranging from 15-3/4” to 47-1/4”. The Company uses the customers’ preliminary artwork and outsources all preparatory processes for camera-ready art, layout, and other related services, and then internally mounts the plates. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils. Additional converting equipment that supports the flexographic presses includes folding and packaging of finished printed goods such as poly and paper table covers into finished product. Also, materials can be printed roll-to-roll at the Company and then sent back to the customer for converting.
Business Imaging
     The Company’s Newton, North Carolina facility has capabilities which include precision slitting, rewinding, specialty packaging, folding, perforating, and trimming of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multi-ply, and color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features. These capabilities are directed toward converting fine paper materials including specialty and fine printing papers, thermal papers, inkjet papers and coated products.
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
     The Company leased a 1,200 square foot warehouse facility in Las Vegas, Nevada in April of 2005 for the distribution of Business Imaging products in the Western United States. In April of 2006, the Company signed a three-year lease on a 2,022 sq. ft. facility in Las Vegas to replace the smaller facility. The Company distributes from both its Newton and Las Vegas facilities a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 150 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and multi-part forms.

Business Imaging (Continued)
     Late in 2005, the Company introduced a line of products for the restaurant market, including children’s placemats, crayons and guest checks. Many of the Company’s Hamco brand distributors provide point of sale (POS) rolls and other products to individual restaurants as well as major chain restaurants. This new line provides complementary products that can be sold to restaurants at competitive prices while offering higher margins to the Company than POS sales alone. The Company believes that the Las Vegas warehouse facility has opened opportunities for marketing of the Company’s products in the Western United States that were not previously available due to prohibitive shipping costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2005 through fiscal 2007.
Manufacturing and Operations
     With regard to its Contract Manufacturing operations, the Company either utilizes product specifications provided by its customers or works with its customers to develop specifications which meet customer requirements. Generally, the product begins with base materials such as nonwovens, papers, or polyethylene films. In Contract Manufacturing, some customers furnish raw materials and others request that the Company purchase raw materials and pass the cost plus an administration fee through the sales price. The Company applies one or more of its contract converting or specialty printing services that it has developed over a period of years through its technical knowledge to add value to these materials. In producing and distributing its line of Business Imaging Products, the Company works closely with various Original Equipment Manufacturers (OEMs) to develop products which meet or exceed the requirements of the imaging equipment. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment.
     The Company’s growth has been supported by capital investment in new facilities and machinery and equipment. During the past three years, the Company spent $7.9 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s custom folding, dry and wet wipes converting and packaging capabilities, and presses which have enabled the Company to print on a variety of substrates. The Company believes it has sufficient capacity to meet its growth expectations.
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
     Tufco has received numerous safety awards at both its Newton, North Carolina and Green Bay, Wisconsin plants. At Newton, the workforce achieved 4 years without a lost time accident from August 2000 through August 2004. Two lost time accidents were recorded at Newton during fiscal year 2005. One lost time accident was recorded in fiscal year 2007.
     Tufco’s Green Bay plant has seen similar success. Fiscal 2004 brought three lost time injuries to the Green Bay plant, with the last occurring in early September 2004. No lost time injuries occurred in fiscal 2005 or 2006. In 2007, the Green Bay plant achieved two million hours without a lost time injury. However, a lost time injury did occur in fiscal 2007.
Sales and Marketing
     Tufco markets its products and services nationally through its 15 full-time sales and customer service employees and 41 manufacturer’s representatives and distributors. The Company’s sales and service personnel are compensated with a base salary plus an incentive bonus. The

Sales and Marketing (Continued)
Company generally utilizes referrals and its industry reputation to attract customers. It also advertises on a limited basis in industry periodicals, at trade shows and through cooperative advertising arrangements with its suppliers and customers and at times conducts direct mailings.
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
     The Company’s sales volume by fiscal quarter is subject to a certain amount of seasonal fluctuation. Tufco’s sales volume and operating income are generally lower in the first and second fiscal quarters and are then higher in the third and fourth fiscal quarters.
     The Company’s customer base consists of over 200 companies, including multinational consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. In fiscal 2004, the Company announced it had signed significant contracts with new and existing customers for both printing and Contract Manufacturing. One of these customers, a multinational consumer products company, accounted for approximately 51% of total sales in fiscal 2005, 45% in fiscal 2006 and 30% in fiscal 2007. In fiscal 2006, the Company started up two new production lines producing over 50 SKU’s under a new contract. This was the single largest and most complex start-up ever undertaken by Tufco. This customer accounted for approximately 5% of total sales in fiscal 2005, 17% in fiscal 2006 and 41% in fiscal 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, as included in Item 7 of this Report.
Competition
     In order to continue growth based on an outstanding quality and service reputation, the Company has established and continues to provide customers with innovative, full service solutions. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company believes that it offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2000 quality certification, a high performance Lean/Six Sigma manufacturing culture, microbiological management, technical expertise and lower overall costs.
     Competitors for the Company’s Contract Manufacturing products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. The Company believes it is the largest contract manufacturer of branded wipes in North America. With respect to the Company’s specialty printing and converting services and fine paper converting products, the relevant competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.

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
Product Development and Quality Control
     The Company works with its customers to develop new products and applications. The Company believes that a key factor is its willingness and distinctive technical competency to help customers experiment with a variety of substrates to develop materials with different attributes such as strength, flexibility, absorbency, breathability, moisture-resistance, and appearance. As a result, the Company has been able to support customer product and process development in a way that provides lower costs than if the customers developed these products themselves. Customers may request certain physical tests during trial runs that are performed by the Company’s quality control personnel, often with the customer on site. After completing the development process, the Company prices a new product or service and designs an ongoing program that provides information to the customer such as quality checks, inventory reports, materials data, and production reports.
     The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9000 certification for over seven years. ISO 9000 is an internationally recognized Quality Management System (QMS) standard. In fiscal 2001, the Green Bay facility upgraded its QMS to meet the revised ISO 9001:2000 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes, the facility has incorporated current Good Manufacturing Practices (as mandated by the Food and Drug Administration) into its QMS. Each year the site’s QMS is audited by multiple customers and undergoes two 3rd party ISO surveillance audits. In 2005, Green Bay began the implementation process for their Lean/Six Sigma initiative by training Green/Black Belts and Lean Manufacturing practitioners, and is now starting its fourth year under these initiatives.
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
     The Company’s primary raw materials, base paper and nonwoven materials, are subject to periodic price fluctuations. In the past, the Company has generally been successful in eventually passing most of the price increases on to its customers, but management cannot guarantee that the Company will be able to do this in the future. Under contracts at Green Bay, changes in material prices are passed on to our customers.

Environmental Matters
     The Company is subject to various federal, state, and local environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, and disposal of waste materials. These laws and regulations are constantly evolving, and it is impossible to accurately predict the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. The Company believes it is in compliance with all environmental regulations and is current on all applicable permitting and reporting requirements with federal, state and local jurisdictions. The Company has continuous air emissions monitoring systems regulated by the Environmental Protection Agency/Department of Natural Resources and maintains a strong, active relationship with the controlling agencies and a principle based commitment to stewardship in the community.
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
Employees
     At September 30, 2007, the Company had 440 employees, of whom 367 were employed at its Green Bay, Wisconsin facility, 70 at its Newton, North Carolina facility, 2 at its Las Vegas, Nevada warehouse and 1 in Dallas, Texas. The Company has a non-union workforce and believes that its relationship with its employees is good.
Working Capital
     Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Report under the caption “Liquidity and Capital Resources”.
Class of Products
     Financial information for the Contract Manufacturing services and the Business Imaging paper products segment is set forth in Note 13 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to the Report.

ITEM 1A — RISK FACTORS
The Company depends on two customers for a significant portion of its business.
     One customer accounted for approximately 30% of the total sales for the Company in fiscal 2007. This same customer accounted for approximately 45% of the Company’s total sales in fiscal 2006 and 51% of total sales in fiscal 2005. Another customer, which awarded the Company a new contract in fiscal 2006, accounted for 41% of the Company’s total sales in fiscal 2007, 17% of total sales in fiscal 2006 and 5% of total sales in fiscal 2005. The loss of, or significant adverse change in, our relationship with these customers could result in a material adverse effect on the Company. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could reduce its income from operations and cash flow. The Company has long term contracts with these two customers; however, sales are made pursuant to project specific purchase orders. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the contracts are subject to possible major fluctuations. The Company is currently negotiating a three-year extension of the contract with our 30% customer which currently is scheduled to expire on June 30, 2008.
Cyclical Demand for Product
     Demand for Tufco’s products can be cyclical in nature and sensitive to general economic conditions, competitive influences, promotional programs and fluctuations in inventory levels throughout the supply chain. As a result the Company’s results of operations, financial condition and cash flow can fluctuate significantly from period to period.
Additional increases in the Company’s cost of goods sold, including the costs of raw materials or labor expenses, could have an adverse effect on the Company’s financial conditions.
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
     In addition, the Company has recently experienced exceedingly high energy and transportation expenses. Any further increases in these costs may adversely affect the Company’s financial results. Moreover, in connection with a new wipes converting contract that began production in the second quarter of fiscal 2006 and the installation of related equipment, the Company experienced increased direct labor and material costs. These costs were reduced throughout fiscal 2007. The Company’s inability to sustain these lower costs could further negatively impact its results of operations.
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
     The Company’s manufacturing processes depend on critical pieces of equipment, which may, on occasion, be out of service as a result of unanticipated failures. Interruptions in the Company’s production capabilities will inevitably increase its production costs and reduce its sales and earnings for the affected period. In addition to equipment failures, the Company’s facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. Moreover, any interruption in production capability may require the Company to make significant capital expenditures, which could have a negative effect on the Company’s profitability and cash flows. The Company may also sustain revenue losses in excess of any recoveries the Company makes under any applicable business interruption insurance coverage it may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
     The Company’s Executive Officer, who managed its Business Imaging segment, went on Long-Term Disability on November 14, 2007. The Company has put in place a plan to currently cover and replace in an expeditious nature this position and has determined the absence of the Executive Officer will not have a material effect on the operations of its Business Imaging segment.
The Company’s business is subject to many regulations and noncompliance could be costly.
     The manufacture, marketing and sale of the Company’s products are subject to the rules and regulations of various federal and state agencies, including, without limitation, regulations governing emissions into the air, discharges into the water, generation, handling, storage, transportation, treatment, and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters.
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
     Although the Company currently is not yet required to certify as to its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, according to SEC regulations currently in effect the Company will need to be Section 404 compliant by the end of fiscal 2008. In that event, certain adjustments to the Company’s internal control procedures could be required. This process may be time consuming or costly. Failure to achieve and maintain an effective internal control environment as required under Section 404 could have a material adverse effect on the Company’s financial condition and results of operations.

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
     As of September 30, 2007, Bradford Venture Partners, L.P. (“Bradford”) and Overseas Equity Investors, an affiliate of Bradford, owned approximately 58% of the Company’s outstanding common stock. Accordingly, Bradford has the ability to exert significant influence over the Company’s management and policies, such as the election of the Company’s directors, the appointment of new management and the approval of any other action requiring the approval of the Company’s stockholders, including any amendments to the Company’s certificate of incorporation, a sale of all or substantially all of the Company’s assets or a merger.
Item 1B — UNRESOLVED STAFF COMMENTS
     None.

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
     The Company leases 42,600 square feet of space in a facility contiguous to its Green Bay, Wisconsin facility, which is currently used for certain Contract Manufacturing, warehousing, and distribution operations. This facility is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. In November 2006, the Company entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
     The Company also owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of point of sale rolls, transaction paper products, wide format rolls and in the printing of custom forms and rolls for its Business Imaging products. In April of 2005, the Company leased a 1,200 square foot warehouse facility in Las Vegas, Nevada, for the distribution of Business Imaging products in the Western United States. In April of 2006, the Company signed a three-year lease on a 2,022 square foot facility in Las Vegas to replace the smaller facility.
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

	High	Low	Close

Fiscal 2006:
Quarter ended December 31, 2005	$7.56	$5.50	$5.65
Quarter ended March 31, 2006	$7.20	$5.54	$6.99
Quarter ended June 30, 2006	$7.85	$5.60	$7.04
Quarter ended September 30, 2006	$7.20	$6.00	$6.83

Fiscal 2007:
Quarter ended December 31, 2006	$7.30	$6.00	$7.07
Quarter ended March 31, 2007	$8.48	$6.62	$8.17
Quarter ended June 30, 2007	$8.53	$7.80	$8.20
Quarter ended September 30, 2007	$9.51	$6.03	$7.50
     As of December 18, 2007, there were approximately 98 holders of record of the Common Stock. On December 18, 2007, the last reported sale price of the Common Stock as reported on the NASDAQ Global Market was $6.20 per share.
     The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
     In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock, given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006, at which time it expired. A total of 49,100 shares were purchased under the plan from approval of the plan through June 30, 2006.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data) (1)

	Years Ended September 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:

Net sales	$119,708	$100,284	$79,781	$77,854	$55,207
Cost of sales	113,594	95,240	74,447	70,164	47,465

Gross profit	6,114	5,044	5,334	7,690	7,742
Selling, general and administrative expenses	4,057	3,977	4,587	4,998	4,885
Employee severance cost	—	—	—	—	333
(Gain) loss on asset sales	—	—	(442)	3	109

Operating income	2,057	1,067	1,189	2,689	2,415
Interest expense	(519)	(309)	(63)	(48)	(202)
Interest income and other income (expense)	21	59	26	(3)	(49)

Income from continuing operations before income taxes	1,559	817	1,152	2,638	2,164
Income tax expense	576	254	452	1,076	916

Income from continuing operations	983	563	700	1,562	1,248

Gain (loss) from discontinued operations
Loss from operations of discontinued segment, net of tax	—	—	—	—	(225)
Gain (loss) from sale of discontinued operations, net of tax	—	—	—	400	(244)

Net income	$983	$563	$700	$1,962	$779

Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.22	$0.12	$0.15	$0.34	$0.27
Loss from operations of discontinued segment	—	—	—	—	(0.05)
Gain (loss) from sale of discontinued operations	—	—	—	0.09	(0.05)

Net income	$0.22	$0.12	$0.15	$0.43	$0.17

Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.22	$0.12	$0.15	$0.34	$0.27
Loss from operations of discontinued segment	—	—	—	—	(0.05)
Gain (loss) from sale of discontinued operations	—	—	—	0.09	(0.05)

Net income	$0.22	$0.12	$0.15	$0.43	$0.17

Weighted average common shares outstanding:
Basic	4,535	4,538	4,565	4,582	4,616
Diluted	4,564	4,550	4,583	4,608	4,626
Other Data:
Depreciation and amortization (2)	$2,173	$2,006	$2,019	$2,401	$2,812
Capital expenditures	$1,739	$5,177	$1,502	$4,189	$2,373

Balance Sheet Data (at September 30):
Working capital	$19,989	$19,409	$15,409	$14,422	$12,035
Total assets	59,373	56,689	44,486	46,983	38,026
Total — current and long-term debt	6,383	7,073	1,113	2,500	750
Stockholders’ equity	37,600	36,540	35,917	35,449	33,487
(Footnotes 1-2 on next page)

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA (Continued)

(1)	Financial data for fiscal 2003 through 2007 reflects the sale of the Paint Sundries segment on March 31, 2003, effective for financial purposes as of February 28, 2003.

(2)	Includes depreciation and amortization of other assets.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Management’s discussion of the Company’s fiscal 2007 results in comparison to fiscal 2006 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, the Company’s ability to successfully attract new customers, the effects of the economy in general and the Company’s ability to improve the run rates for its products. Therefore, the selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
     The Company’s technical proficiencies include wide web flexographic printing, wet and dry wipe converting, hot melt adhesive lamination, folding, integrated downstream packaging and quality and microbiological process management and the manufacture and distribution of business imaging paper products.
Results of Operations
     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2007 (“current year” or “fiscal 2007”) in comparison to the fiscal year ended September 30, 2006 (“prior year” or “fiscal 2006”), as well as the fiscal year ended September 30, 2005 (“fiscal 2005”).

Results of Operations (continued)
     The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of income to net sales, and (ii) the year-to-year changes in these items:

				Year-to-Year
	Percentage of Net Sales			Percentage Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Net sales	100.0%	100.0%	100.0%	19%	26%
Cost of sales	94.9	95.0	93.3	19	28

Gross profit	5.1	5.0	6.7	21	-5

Selling, general and administrative expenses	3.4	4.0	5.7	2	-13
Loss (gain) on asset sales	0.0	0.0	-0.6	0	-100

Operating income	1.7	1.0	1.6	93	-10
Interest expense	-0.4	-0.3	-0.1	68	NM
Interest income and other income (expense)	0.0	0.1	0.0	NM	NM

Income before income taxes	1.3	0.8	1.5	91	-29
Income tax expense	0.5	0.3	0.6	127	-44

Net income	0.8%	0.5%	0.9%	75%	-20%

     The components of net sales and gross profit are summarized in the table below:

	2007		2006		2005
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in millions)
Net Sales
Contract manufacturing and printing	$95.6	80%	$74.1	74%	$55.2	69%
Business imaging paper products	24.1	20%	26.2	26%	24.6	31%

Net sales	$119.7	100%	$100.3	100%	$79.8	100%

		Margin		Margin		Margin
	Amount	%	Amount	%	Amount	%
Gross Profit
Contract manufacturing and printing	$4.3	4%	$2.6	4%	$3.4	6%
Business imaging paper products	1.8	7%	2.4	9%	1.9	8%

Gross profit	$6.1	5%	$5.0	5%	$5.3	7%

Fiscal Year Ended September 30, 2007 Compared to September 30, 2006
     Net Sales for fiscal 2007 increased $19.4 million, primarily due to a $21.5 million (29%) increase in the Contract Manufacturing segment partially offset by $2.1 million (8%) decrease in the Business Imaging paper products segment. The increase in Contract Manufacturing related primarily to new wipes converting contracts that were not in production during fiscal 2006. The Business Imaging segment sales decrease was primarily due to decreased sales to several of its Hamco brand distributorships, as well as several of its larger retail customers. This segment continues to experience strong price competition from numerous suppliers in point of sale and wide format goods creating negative impacts on sales volume.
     The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 30% of the Company’s total sales in fiscal 2007, compared to 45% in fiscal 2006. The second customer accounted for 41% of the Company’s total sales in fiscal 2007, compared to 17% in fiscal 2006.
     Gross profit increased $1.1 million (21%) and gross profit percentage remained unchanged at 5% compared to 2006. The margin in the Contract Manufacturing segment remained constant at 4% in 2007 compared to 4% in 2006 on a gross profit increase of $1.7 million. The increase in gross profit was due to an increase in toll revenue of $5.6 million, offset by increases in labor of $2.1 million and overhead of $1.6 million. Toll revenue is revenue which does not include a pass through of material costs. The Business Imaging segment experienced a decrease of $0.6 million in gross profit and a decrease in margin to 7% from 9% in 2006. This decrease was primarily due to the decrease in sales volume and strong price competition.
     Selling, general and administrative expenses increased $80,000 in fiscal 2007 when compared to the same period in fiscal 2006.
     Interest expense increased $0.2 million in 2007 from 2006 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs
     Income taxes increased $0.3 million as a result of increased profits.
     Basic and diluted net earnings per share were $0.22 for 2007 compared to $0.12 for 2006.

Fiscal Year Ended September 30, 2006 Compared to September 30, 2005
     Net Sales for fiscal 2006 increased $20.5 million due primarily to a $18.9 million (34%) increase in the Contract Manufacturing segment and a $1.6 million (7%) increase in the Business Imaging paper products segment. The increase in Contract Manufacturing related primarily to a new wipes converting contract that began production in the second quarter of fiscal 2006. The Business Imaging segment sales increase was primarily due to increased sales to several of its Hamco brand distributorships, as well as several of its larger retail customers. This segment experienced strong competition from numerous suppliers in point of sale and wide format goods creating negative impacts on sales volume.
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
Fiscal 2007 (Dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$27,017	$27,587	$29,815	$35,289
Gross profit	1,292	1,186	1,650	1,986
Operating expenses	1,001	951	1,075	1,030
Operating income	291	235	575	956
Income before income taxes	217	77	443	822
Income tax expense	85	30	156	305
Net income	132	47	287	517
Net income per share:
Basic	0.03	0.01	0.06	0.12
Diluted	0.03	0.01	0.06	0.12
Fiscal 2006 (Dollars in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$21,313	$23,089	$27,428	$28,454
Gross profit	1,000	1,360	1,651	1,033
Operating expenses	967	1,044	1,101	865
Operating income	33	316	551	168
Income before income taxes	38	292	440	47
Income tax expense	15	95	126	18
Net income	23	198	314	28
Net income per share:
Basic	0.01	0.04	0.07	0.01
Diluted	0.01	0.04	0.07	0.01
     In the fourth quarter of fiscal 2007, sales increased $6.8 million or 24% as compared to the fourth quarter of fiscal 2006. The Contract Manufacturing segment sales were up $7.1 million or 32% in the fourth quarter of fiscal 2007 when compared to the same period last year as a result of new wipes converting contracts that were not in production during fiscal 2006. For the fourth quarter of fiscal 2007, Business Imaging segment sales were down $0.3 million (4%) when compared to the same quarter of fiscal year 2006, primarily due to decreased sales to several retail customers.

Liquidity and Capital Resources
     Cash flows provided by (used in) operations were $2.8 million for fiscal 2007, ($0.7) million for fiscal 2006 and $2.5 million in 2005. Inventories increased $2.2 million in 2007, primarily related to an inventory build-up associated with a new product launch. Accounts receivable increased $0.2 million in 2007 resulting from increased sales compared to 2006. Accounts payable increased $2.2 million in 2007 compared to 2006, primarily due to the increase in materials purchased. The Company’s working capital position for the years ended September 30, 2007 and 2006 was $19.9 and $19.4 million, respectively, as a result of the change in components discussed above.
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
     Cash used in investing activities was $2.1 million in 2007. Contract Manufacturing spent approximately $1.7 million on capital expenditures primarily related to the purchase of automation equipment to support two new wipe converting lines installed in fiscal 2006. The two new wipe converting lines were financed through cash flow generated by operating activities, short term borrowing from the Company’s line of credit, and a $575,000 long-term note with a specific customer. Other equipment was purchased throughout the year to support ongoing operations. In Business Imaging, the amount spent on capital expenditures was $46,000. Cash used in investing activities was $5.2 million in 2006 and $0.9 million in 2005.
     Cash used in financing activities was $0.7 million in 2007, resulting primarily from repayment of outstanding indebtedness. Cash provided by financing activities was $5.9 million in 2006 as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. Cash used in financing activities was $1.6 million in 2005, resulting primarily from repayment of outstanding indebtedness. In March 2005, the Company’s Board of Directors approved the purchase by the Company of up to 300,000 of its shares of common stock, given that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On December 16, 2005, the Company’s Board of Directors extended the plan through June 30, 2006. A total of 49,100 shares were purchased for an aggregate purchase price of $0.3 million from approval of the plan through June 30, 2006, at which time the plan expired.
     The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2007, cash recorded on the balance sheet was $6,663.
     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. In fiscal 2004, the Company announced it had signed significant contracts with new and existing customers for both printing and Contract Manufacturing. One of these customers, a multinational consumer products company, accounted for 51% of total sales in fiscal 2005, 45% in fiscal 2006, and 30% in fiscal 2007. The contracts with this customer expire on June 30, 2008. The Company is currently negotiating a three-year extension to these contracts. In fiscal 2006, the Company started up two new production lines producing over 50 SKU’s under a new contract. This was the single largest and most complex start-up ever undertaken by Tufco. This customer accounted for approximately 5% of total sales in fiscal 2005, 17% in fiscal 2006, and 41% in fiscal 2007. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the contracts are subject to normal business fluctuations.
     On May 20, 2004, the Company signed a new credit agreement. The credit agreement, as amended on February 9, 2007 and August 14, 2007, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts and expires on May 18, 2009. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2007, the Company had $0.5 million outstanding under the base rate account at a rate of 7.75%, $3.5 million outstanding

Liquidity and Capital Resources (Continued)
under one Eurodollar account at a rate of 7.30% and $2.0 million outstanding under a second Eurodollar account at a rate of 7.00%. The credit agreement also includes a commitment to issue commercial and standby letters of credit not to exceed $1.0 million. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2007. The Company has $9.0 million available under the line of credit as of September 30, 2007 The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth, after tax net income and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. At September 30, 2007, the Company was in compliance with all of its covenants under the credit agreement. On December 18, 2007, the Company had approximately $10.0 million available under its revolving credit line.
     Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 70% and 69% of total accounts receivable at September 30, 2007 and 2006, respectively.
     Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long-term obligations as of September 30, 2007 and any budgeted capital expenditures.
     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.
Inflation
     In fiscal years 2007, 2006 and 2005, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and net income.
Credit Environment
     In fiscal year 2007, the credit markets were volatile and have experienced a shortage in overall liquidity due to the instability in the sub-prime lending industry. The Company does not engage in any business activities in the mortgage industry. The Company believes it has sufficient liquidity under its credit agreement at variable interest rates and from cash provided by operations. Sales are concentrated in the consumer staples markets, which are generally considered more stable during uncertain times. However, if these customers reduce their spending as a result of the difficulties in the credit markets, it is possible revenues could decline.
Off Balance Sheet Arrangements
     The Company has no Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Contractual Obligation Data
     The following table sets forth obligations and commitments to make future payments of debt, operating lease agreements, and future payments under purchase contracts:

	Payments Due By Period
		Less			More
		Than 1	2-3	4-5	Than
	Total	Year	Years	Years	5 Years

Long Term Debt Obligations(1)	$6,191,666	—	$6,191,666	—	—

Capital Lease Obligations and Other Long Term Liabilities	—	—	—	—	—

Operating Leases	4,053,234	1,306,764	2,120,849	514,468	111,153

Unconditional Purchase Obligations (2)	—	—	—	—	—

Total Contractual Cash Obligations	$10,244,900	$1,306,764	$8,312,515	$514,468	$111,153

(1)	Based on the rates and the current amount of debt outstanding at December 18, 2007 cash payments for interest on long-term debt would be approximately $0.6 million for 2008 and 2009.

(2)	As of December 18, 2007 the Company had unconditional purchase obligations of approximately $0.1 million relating to normal capital requirements.
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
     In accordance with SFAS No. 144, “Accounting for the Impairment for Disposal of Long-Lived Assets”, the Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. We determine fair value using discounted future cash flow analysis or other accepted valuation techniques.
     Additional information on the Company’s accounting policies is set forth in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.
Recently Issued Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

Recently Issued Accounting Standards (Continued)
SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. The Company has determined that the adoption of SAB No. 108 did not have a material effect on its consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for the Company beginning October 1, 2008, with early adoption permitted. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
     In November 2007, the SEC issued SAB No. 109 to express its views on the identification and measurement of a derivative in written loan commitments. SAB No. 109 is based on the guidance in SAB No. 105, “Application of Accounting Principles to Loan Commitments”, which refers to several pronouncements on derivatives and the fair value of other financial instruments. SAB No. 109 is effective for all derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company has not yet evaluated the effect, if any, the adoption of SAB No. 109 will have on its consolidated financial statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revised the requirements of SFAS No. 141 related to fair value principles, the cost allocation process and together with other revisions from past practice. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 141(R) will have on its consolidated financial statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Because of the level of variable interest rate debt in the Company’s capital structure, the Company is exposed to earnings or cash flow fluctuations due to changes in interest rates. At September 30, 2007, the Company had $6.0 million of variable rate debt outstanding with a weighted average interest rate of 7.24%. This debt exposes the Company to changes in interest expense brought about by changes in interest rates. If the weighted average interest rate were to increase by 10.0% for fiscal 2007, the impact on net income would be immaterial.
     Foreign Currency Exchange Risk-The Company has not entered into any foreign currency futures contracts as of September 30, 2007. The Company does enter into transactions denominated in foreign currency for inventory purchases as required by a specific customer. The foreign currency fluctuations are either credited back to or paid by the customer, the impact of which was not significant to the consolidated financial statements as of September 30, 2007.
     Commodity Price Risk-The Company had not entered into any forward buying agreements for the raw materials it uses to produce its goods and services as of September 30, 2007. An assessment of the risks of short-term commodity price fluctuations is set forth in Part I, Item 1 of this Form 10-K under the caption “Raw Materials and Suppliers”. Under contracts at Green Bay, most material cost price changes are passed on to customers.
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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2007 fiscal year.
     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
THE DIRECTORS OF THE COMPANY
     Set forth below is certain biographical information concerning our directors and executive officers as of December 18, 2007:

Name	Age	Position Held
Robert J. Simon.	49	Chairman of the Board of Directors

Samuel J. Bero.	72	Director

C. Hamilton Davison, Jr.	48	Director

Brian Kelly.	64	Director

Louis LeCalsey, III.	68	Director, President and Chief Executive Officer

Seymour S. Preston, III.	74	Director
     Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Alkota Cleaning Systems, Inc., Atlantic-Meeco, Inc., Eagle Solutions, Inc., Electron Beam Technologies, Inc., Independent Printing Company, Inc., Indo-European Foods, Inc., Overseas Callander Fund, Ltd., Overseas Equity Investors Ltd., Portuguese Baking Company, Professional Plumbing Group, Inc., and Sunbelt Modular, Inc., as well as several other privately held companies.
     Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager since 1974, when he co-founded Tufco Industries, Inc., our predecessor. Mr. Bero has been a director since 1992 and has over 33 years of experience in the converting industry.
     Mr. Davison has been a director since 1992. Mr. Davison is currently a Principal with Advantaged In Strategy, LLC, a management consulting firm which began operations in 2007, and also serves as the Executive Director of the American Catalog Mailers Association, a Washington-based 501(c)6 advocacy group. Formerly, he was President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988 and Chief Executive Officer from 1995 to 2006. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. In addition to other private companies and not-for-profit boards, he served as a director and member of the audit committee of Valley Resources until 2000 when the company was sold to Southern Union (NYSE:SUG). Mr. Davison received a Bachelors Degree from Vanderbilt University and a masters degree from the University of Texas.
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

THE DIRECTORS OF THE COMPANY (Continued)
     Mr. Preston has been a director since September 1999. From 1994 until August 2003 when he sold the company and retired, Mr. Preston was Chairman, CEO and sole owner of AAC Engineering Systems, Inc., a manufacturer of deburring and metal finishing equipment. From 1990 to 1993, Mr. Preston was President and CEO of Elf Atochem North America, Inc., a manufacturer and marketer of plastics and specialty chemicals. Prior to 1990, Mr. Preston was President, Chief Operating Officer and director of Pennwalt Corporation. Mr. Preston is currently a director of Albemarle Corporation, Ocean Power Technologies, Inc., Independent Publications, Inc., The Barra Foundation, The Wistar Institute, and The Academy of Natural Sciences of Philadelphia. Mr. Preston received a BA in chemistry from Williams College and an MBA from the Harvard Business School.
     None of the directors listed herein is related to any other director or executive officer of the Company.
THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company
Louis LeCalsey, III	68	Director, President and Chief Executive Officer
Michael B. Wheeler	62	Executive Vice President, Chief Financial Officer and
		Chief Operating Officer
Madge J. Joplin	60	Vice President, Sales and Operations
Michele M. Cherney	39	Sr. Vice President, Sales and Marketing
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
     Madge J. Joplin— Ms. Joplin assumed the position of Vice President, Sales and Operations for the Business Imaging segment of Tufco in 1998. She began her career in 1965 with Hamco, Inc. and served in various positions until Hamco was acquired by Tufco in 1995. While with Hamco, Ms. Joplin’s more recent positions included Comptroller, Vice President of Operations and Chief Operating Officer. Ms. Joplin went on Long-Term Disability on November 14, 2007.
     Michele M. Cherney — Ms. Cherney assumed the position of Sr. Vice President, Sales & Marketing for the Contract Manufacturing business segment in June of 2006. She had been Vice President, Sales & Marketing for the Contract Manufacturing business segment since 1999. She began her career with Tufco in 1996 as a Marketing Manager in the Sales Department. Prior to joining Tufco, Ms. Cherney was in sales and marketing for Bay West Paper, a division of Mosinee Paper, from 1989 until 1996. Ms. Cherney is a Director of INDA (Association of the Nonwoven Fabrics Industry).

CERTAIN CORPORATE GOVERNANCE MATTERS
     The Board of Directors has adopted a number of measures designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and final rules of the Securities and Exchange Commission (“SEC”) interpreting and implementing the Sarbanes-Oxley Act, as well as listing standards of the NASDAQ Stock Market relating to corporate governance matters. Among the significant measures implemented by the Board of Directors to date are the following:
Audit Committee Composition
     The Audit Committee is comprised solely of “independent directors” in accordance with the NASDAQ Global Market standards.
     The Audit Committee is currently composed of Mr. C. Hamilton Davison, Jr., Mr. Brian Kelly, and Mr. Seymour S. Preston, III. The Audit Committee operates under a written charter adopted by the Board of Directors. The amended and restated Audit Committee Charter was ratified by the Board of Directors on February 9, 2007. The amended and restated Audit Committee Charter was attached as an exhibit to the Company’s definitive Proxy Statement filed in fiscal 2007. For fiscal 2007, the Board of Directors of the Company has determined that Brian Kelly is the Audit Committee Financial Expert (as defined in Item 407(d)(5)(ii) of Regulation S-K). Mr. Kelly is “independent” under the listing standards of the NASDAQ Global Market.
Code of Ethics
     In December of 2003, the Audit Committee adopted a Code of Ethics applicable to senior financial officers of the Company. This Code of Ethics constitutes a code of ethics applicable to senior financial officers within the meaning of the Sarbanes-Oxley Act of 2002 and SEC rules. The Code of Ethics was filed as an exhibit to the Company’s Form 10-K for its fiscal year ended September 30, 2003, and is incorporated by reference as Exhibit 14.1 hereto. The Code of Ethics was ratified by the Board of Directors on January 13, 2004.
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
     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2007 fiscal year all Section 16(a) filing requirements were complied with.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive and principal financial officers, and the two other executive officers of the Company (the named “executive officers”).
     The Compensation Committee (the “Compensation Committee”) of our Board of Directors generally has responsibility for establishing executive officer compensation, reviewing and establishing the executive compensation and reporting to the Board of Directors regarding the foregoing. The Compensation Committee also has responsibility for administering the 2003 Non-Qualified Stock Option Plan and the 2004 Non-Employee Director Stock Option plan, determining the number of options, if any, to be granted under those plans and reporting to the Board of Directors regarding the foregoing. None of the executive officers are members of the Compensation Committee. The current Compensation Committee members are Robert J. Simon and Samuel J. Bero. The Compensation Committee met once during 2007.

ITEM 11 — EXECUTIVE COMPENSATION (Continued)
Overview of Compensation Programs and Objectives
     The objectives of the Compensation Committee in setting the levels and components of compensation for the executive officers are to:
1.	Attract, motivate and retain talented and dedicated executives;

2.	Motivate performance to achieve our specific strategic and operating objectives; and

3.	Provide both cash and equity incentives that align the interests of the executive officers with the long-term interests of our stockholders.
     The Compensation Committee reviews the achievement of corporate financial goals established by the Compensation Committee and individual contributions. The Compensation Committee relies on judgment and not upon rigid guidelines or formulas in determining the amount or mix of compensation elements for each executive officer. Factors affecting their judgment include performance compared to strategic goals, the nature of the executive officer’s responsibilities and his or her effectiveness in leading our initiatives to achieve our goals. Our Chief Executive Officer, Louis LeCalsey, III, as the manager of the members of the executive team, assesses the executives’ individual contributions and makes recommendations to the Compensation Committee with respect to increases in base salary, bonus targets and long-term incentive awards, for each member of the executive team, including himself. The Compensation Committee evaluates, discusses, modifies and approves these recommendations. As described in more detail below, the material components of the executive officers compensation includes base salary, bonus, long-term incentive awards, severance protection and change-in-control benefits. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives.
     Base salaries, severance protection and change-in-control benefits are all primarily intended to attract and retain qualified executives. The Company offered severance protection and change in control benefits to the executives as an inducement for hire. These provisions are contained in the employment contracts signed by each executive at the time of hire. The Company believes it needs to provide executives with a level of predictable compensation in order to attract and retain top-caliber executives and reward their continued services. The Compensation Committee’s general philosophy is that bonuses and long-term incentive compensation should fluctuate with the Company’s success in achieving financial and other goals, and that the Company should continue to use long-term compensation in the form of stock options to align stockholder and executives’ interests. The Company also believes that a mix of longer-term and short-term elements allows it to achieve the dual goals of attracting and retaining executives while motivating their continued performance and aligning their financial interests with that of our shareholders.
     The Compensation Committee sets compensation levels based upon its knowledge of comparable compensation levels for executives in similarly structured companies. Mr. Simon is a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm and thus has significant exposure to compensation practices and levels at many different companies.
Current Material Elements
     Base Salary. In determining the base salaries of the executive officers in 2007, the Compensation Committee considered the performance of each executive during the prior year, the nature of the executive’s responsibilities and the Company’s past compensation practice. Base salary is paid in cash.
     Each of the executive officers has employment agreements dictating a minimum level of base salary. The executive officers annual base salaries have not been increased for a period of approximately 36 months for Mr. LeCalsey, 16 months for Mr. Wheeler and Ms. Cherney and 14 months for Ms. Joplin. The base salary that was paid to each executive officer in 2007 is the amount reported for such officer as “Salary” in the Summary Compensation Table below. The officer’s base salaries will be increased approximately 3.7% for fiscal 2008.

Current Material Elements (Continued)
     Bonuses. Bonuses for executive officers, if any, are paid in cash upon the achievement of our financial targets for operating income. Historically, the operating income target was based upon our annual operating budget. In recent years, the Compensation Committee has set the target at a higher level than that indicated by the operating budget. Bonuses, if any, are paid upon meeting or exceeding targeted operating income levels established by the Compensation Committee. There have been no bonuses paid since fiscal year 2004.
     Long-Term Incentive Compensation. The Company traditionally awards long-term incentive compensation, in the form of stock options (including to the executive officers) once per year. The Compensation Committee may grant awards at any other time during the year in connection with the hiring or promotion of employees or based upon other special circumstances or performance. This is to provide a long term incentive which is directly tied to the performance of our stock. These grants provide an incentive to maximize stockholder value by providing the employees an equity interest which further aligns their interests with those of the stockholders. The exercise price of these grants is the closing price (used to establish fair market value) of the underlying common stock on the date of grant. In general, the options vest in equal annual installments over a three-year period beginning one year after the date of grant. There were no options granted in fiscal 2007 or fiscal 2006. On October 1, 2007, Mr. LeCalsey received an option award for 6,000 shares, Mr. Wheeler for 6,000 shares and Ms. Cherney for 3,000 shares. The aggregate amount as determined under FAS No. 123R recognized for purposes of our financial statements for 2007 with respect to options granted to the executive officers in previous years is shown in the “Summary Compensation Table” below. The grant date value of the options and restricted stock units awarded to the executive officers in 2007 as determined under FAS No. 123R for purposes of the Company’s financial statements is shown in the “Grants of Plan-Based Awards Table” below.
     Other Benefits. Our executive officers receive other benefits that we provide to our full-time employees. These are:
•	Medical benefits

•	Vacation and personal days

•	Group term life insurance

•	Short-term and long-term disability protection
We also provide miscellaneous perquisites to executive officers, including a car allowance or leased car and country club memberships.
     Severance Protection and Change-in-Control Benefits. The level of severance protection and change-in-control benefits provided to each executive officer is based upon the executive officers’ employment contract and was negotiated at the time of hire. Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential payments that may be made to the executive officers in connection with their termination of employment or a change in control.
Stock Ownership Guidelines
     The Company currently does not require our directors or executive officers to own a particular amount of our common stock. The Compensation Committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interest with those of our stockholders.

Compliance with Section 162(m)
     The Compensation Committee currently intended for all compensation paid to the executive officers to be tax deductible to the Company pursuant to Section 162(m) of the Internal Revenue Code of 1986, (as amended (“Section 162(m)”). Section 162(m) provides that compensation paid to the executive officers in excess of $1,000,000 cannot be deducted by the Company for Federal income tax purposes unless, in general (1) such compensation is performance-based, established by a committee of outside directors and objective, and (2) the plan or agreement providing for such performance-based compensation has been approved in advance by stockholders. In the future, to maintain flexibility in the compensatory arrangements of the Company, the Compensation Committee may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if in its judgment, after considering the additional costs of not satisfying Section 162(m), such program is appropriate.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11. Based upon this review and its discussions with management, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.
Robert J. Simon (Chairman)
Samuel J. Bero
COMPENSATION COMMITTEE’S INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee members whose names appear above were committee members during all of 2007. Mr. Bero and Mr. Simon serve on our compensation committee. Mr. Bero was an officer from November 1993, until his retirement in July 1995. In addition, as described in greater detail below under Item 13 — Certain Relationships and Related Transactions and Director Independence, the Company leases one of its facilities from a partnership in which Mr. Bero is a partner. In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Associates. Mr. Simon currently is a general partner of Bradford Associates.

SUMMARY COMPENSATION TABLE
     The table below sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by our named executive officers.

Name and Principal			Option	All Other
Position	Year	Salary	Awards	Compensation (1)	Total

Louis LeCalsey, III	2007	$276,000	$14,481	$15,157	$305,638
Director, President and CEO

Michael B. Wheeler	2007	$195,000	$10,861	$13,708	$219,569
Executive Vice President, CFO, COO, Secretary and Treasurer

Michele M. Cherney	2007	$164,500	$3,620	$18,963	$187,083
Sr. Vice President, Sales and Marketing

Madge Joplin	2007	$129,800	$3,620	$16,482	$149,902
Vice President, Sales and Operations

(1)	The compensation reported represents contributions to the 401(k) Plan, car allowances and country club dues.
Grants of Plan Based Awards
No stock option grants were made by the Company during fiscal year 2007 to any of our named executive officers described above in the “Summary Compensation Table”.
Employment Agreements
          Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he serves as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we are obligated to compensate him for a period of one year. If his employment is terminated within 180 days following a change in control of the Company (as defined in the employment agreement), then we (or our successor) will be obligated to pay him his base salary (subject to certain deductions) for a period of two years following the occurrence of the change in control. The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provides for a current annual base salary of $276,000, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.
     Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his

Employment Agreements (Continued)
employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $195,000, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.
     Ms. Joplin entered into an employment agreement with the Company effective October 1, 1996, under which she serves as Vice President, Sales and Operations for an initial term of one year with successive one-year renewal terms. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for a period of one year. The employment agreement prohibits her from competing with us while employed by us and for the later of one year after her termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $129,800, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Ms. Joplin elected to accept Long-Term Disability as of November 14, 2007. The Company is not currently compensating Ms. Joplin.
     Ms. Cherney entered into an employment agreement with the Company effective October 1, 1997, under which she serves as Vice President, Sales and Marketing for an initial term of one year with successive one-year renewal terms. Ms. Cherney was promoted to Sr. Vice President Sales and Marketing in June 2006. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for a period of one year. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $164,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2007 held by the named executive officers.

		Number of Securities
	Number of Securities	Underlying	Option
	Underlying Unexercised	Unexercised Options	Exercise	Option Expiration
Name	Options (#) Exercisable	(#) Unexercisable	Price($)	Date

Louis LeCalsey, III	30,000	—	$7.00	10/01/11
	16,500	—	$4.92	10/01/12
	15,000	—	$5.71	11/26/13
	8,000	4,000	$7.87	11/19/14

Michael B. Wheeler	15,000	—	$5.70	3/27/12
	12,500	—	$4.92	10/01/12
	11,000	—	$5.71	11/26/13
	6,000	3,000	$7.87	11/19/14

Madge Joplin	4,000	—	$7.00	10/01/11
	4,500	—	$4.92	10/01/12
	4,000	—	$5.71	11/26/13
	2,000	1,000	$7.87	11/19/14

Michele M. Cherney	4,000	—	$7.00	10/01/11
	4,500	—	$4.92	10/01/12
	4,000	—	$5.71	11/26/13
	2,000	1,000	$7.87	11/19/14
Options Exercised and Stock Vested
In fiscal year 2007, no named executive officers of the Company exercised options to acquire the Company’s common stock.

POTENTIAL PAYMENT OF TERMINATION OR CHANGE IN CONTROL
     The employment agreements provide for a current annual base salary, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. As of September 30, 2007, the following table sets forth the potential payment that each of our named executive officers would receive upon termination or change in control.

	Compensation	Compensation of Individual if
	Following	Terminated Within 180 Days
	Termination Without	Following Change in
Name	Cause (2)	Control(2)
Louis LeCalsey, III	$276,000	$552,000
Michael B. Wheeler	$195,000	—
Michele M. Cherney	$164,500	—
Madge Joplin (1)	$129,800	—

(1)	Ms. Joplin accepted Long-Term Disability as of November 14, 2007.

(2)	Some officers would receive a bonus based upon a target for operating income determined by the Compensation Committee.

Director Compensation
     Our directors who are not employees receive:
•	an annual fee of $8,000 (increased to $12,000 effective 1/1/2008),

•	a payment of $1,500 for each board meeting attended,

•	a payment of $1,500 for each committee meeting attended, and

•	per diem fees for supplemental Audit Committee services.
     In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director will receive an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On December 14, 2006, Mr. Kelly received a discretionary grant to acquire 2,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $6.76 per share. In addition, on May 16, 2007, Messrs. Bero, Davison, Kelly, Preston and Simon each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $8.05 per share.
DIRECTOR COMPENSATION

	Fees Earned or Paid	Option
Name	in Cash	Awards	Total
Robert J. Simon	$17,000	$5,428	$22,428
Samuel J. Bero	$17,500	$5,428	$22,928
C. Hamilton Davison, Jr.	$20,500	$5,428	$25,928
Brian Kelly	$14,500	$13,193	$27,693
Seymour S. Preston, III	$20,000	$5,428	$25,428
William J. Malooly	$14,000	$—	$14,000

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 18, 2007, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.
     Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF
	BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Over 5% Stockholders
Robert J. Simon(1)(3)(4)(14)	2,659,543	58.3%
Barbara M. Henagan(1)(3)	2,621,661	57.8%
Bradford Venture Partners, L.P. (1)(2)	2,619,740	57.8%
Overseas Equity Investors Partners(3)(6)	2,619,740	57.8%

Other Directors And Executive Officers
Samuel J. Bero(7)	205,500	4.5%
Louis LeCalsey III(8)	190,078	4.1%
C. Hamilton Davison, Jr. (5)	31,842	*
Seymour S. Preston III(9)	29,000	*
Brian Kelly(15)	5,000	*
Michael B. Wheeler(10)	48,500	1.1%
Madge Joplin(11)	19,667	*
Michele M. Cherney (12)	23,000	*
Directors and Executive Officers as a Group (9 persons)(1)(3)(13)	3,212,130	66.9%

*	Less than one percent

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners (“Overseas Equity”), as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

Security Ownership of Certain Beneficial Owners (Continued)
(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 28,000 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 28,000 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(8)	The amount shown includes 73,500 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(9)	The amount shown includes 24,000 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(10)	The amount shown includes 47,500 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(11)	The amount shown includes 15,500 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(12)	The amount shown includes 15,500 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(13)	The amount shown includes an aggregate of 265,000 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(14)	The amount shown includes 28,000 shares that may be acquired under options exercisable within 60 days of December 18, 2007.

(15)	The amount shown includes 5,000 shares that may be acquired under options exercisable within 60 days of December 18, 2007.
Equity Compensation Plan Information
     The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2007.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders (1)	296,300	$6.74	321,200

Equity compensation plans not approved by security holders (2)

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expires April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $185,819 to the partnership that is the lessor of this facility for fiscal year 2007. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
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
     In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of 10 years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2007, we paid Bradford Ventures Ltd. $371,149 in fees. We believe that the terms of the agreement with Bradford Ventures Ltd. are customary and are at least as favorable to us as could be obtained from an unaffiliated party.
     The Company is a “Controlled Company” as defined in NASDAQ Marketplace Rule 4350(c)(3). The Board of Directors has based this determination on the fact that approximately 58% of the voting stock of the Company is held by Bradford Venture Partners, L.P. and Overseas Equity Investors Ltd., which together constitute a group for purposes of NASDAQ Marketplace Rule 4350(c)(5). The Company’s compensation committees include one director, Robert J. Simon, who is not “independent” under the standards of the Nasdaq Global Market. However, as the Company is a “Controlled Company” it is not required under the standards of the Nasdaq Global Market to have a compensation committee consisting solely of “independent” directors.
     The Board of Directors does not have a standing Nominating Committee or committee performing similar functions; however, the Board of Directors functions in the capacity of the Nominating Committee. As the Company is a “Controlled Company” and a majority of the members of the Board are independent, the Board has determined not to create a separate nominating committee. The Board of Directors has determined that four of the six directors meet the independence standards under the applicable NASDAQ rules. These Directors are Messrs. Bero, Davison, Kelly and Preston.
     The Audit Committee or another independent committee of the Board of Directors is required to approve all related-party transactions required to be disclosed pursuant to Item 404 of Regulation S-K (or such approval may be made by another independent committee of the Board).
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees paid or accrued by the Company for the audit and other services provided by Deloitte & Touche LLP and McGladrey & Pullen LLP for fiscal years 2007 and 2006. On March 19, 2007, the Company dismissed Deloitte & Touche LLP as its independent registered public accounting firm and engaged McGladrey & Pullen LLP as its new independent registered public accounting firm effective immediately. The Audit Committee of the Company’s Board of Directors participated in and approved the decision to change independent registered accounting firms.

	McGladrey &	Deloitte &	Deloitte &
	Pullen	Touche	Touche
	FY 2007	FY 2007	FY 2006
Audit Fees	$154,344	$38,182	$192,625
Audit-Related Fees	8,590	5,718	0
Tax Fees	0	0	0
All Other Fees	0	0	0

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES (Continued)
     Audit services of Deloitte & Touche LLP and McGladrey & Pullen LLP for fiscal 2007 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. “Audit-Related Fees” include charges related to the fees in connection with consultations on accounting and reporting matters in support of the Company’s financial statements for the year ended September 30, 2007 and the review of Deloitte & Touche, LLP audit workpapers of the Company for the year ended September 30, 2006 by McGladrey & Pullen, LLP. There were no “Tax Fees” or “Other Fees” paid to Deloitte & Touche LLP or McGladrey & Pullen LLP during fiscal 2007. The Audit Committee approved all of the services described above.
     Audit services of Deloitte & Touche LLP for fiscal 2006 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. There were no “Audit Related Fees”, “Tax Fees” or “Other Fees” paid to Deloitte & Touche LLP during fiscal 2006. The Audit Committee approved all of the services described above.
     The Audit Committee’s policy is to pre-approve all auditing and permitted non-audit services other than deminimus non-audit services as defined in Section 10A(i)(1) of the Exchange Act which will be approved prior to the completion of the registered public accounting firm’s audit. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Deloitte & Touche LLP and McGladrey & Pullen LLP.

PART IV
ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the consolidated financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit
	Number	Description

	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).

	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).

	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).

	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).

	10.7	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	10.8	Credit Agreement dated as of May 20, 2004, among Tufco Technologies, Inc., each of the banks or other lending institutions which is or which may from time to time become a signatory thereto or assigned thereof and BankOne, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, incorporated by reference herein).

	10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).

	10.10	First Amendment to the Credit Agreement dated May 22, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, incorporated by reference herein).

	10.11	Amended lease between Bero and McClure Partnership and Tufco LP dated November 22, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006, incorporated by reference herein).

	10.12	Second Amendment to the Credit Agreement dated February 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 13, 2007, incorporated by reference herein).

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

10.13	Third Amendment to the Credit Agreement dated August 14, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, incorporated by reference herein).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).

23.1	*Consent of Deloitte & Touche, LLP

23.2	*Consent of McGladrey & Pullen, LLP

31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III

31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler

32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III

32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 28, 2007.

Tufco Technologies, Inc.
By:	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis LeCalsey, III Louis LeCalsey, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2007

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 28, 2007

/s/ Michael B. Wheeler Michael B. Wheeler	Executive VP, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	December 28, 2007

/s/ Samuel J. Bero Samuel J. Bero	Director	December 28, 2007

/s/ C. Hamilton Davison, Jr. C. Hamilton Davison, Jr.	Director	December 28, 2007

/s/ Brian Kelly Brian Kelly	Director	December 28, 2007

/s/ Seymour S. Preston, III Seymour S. Preston, III	Director	December 28, 2007

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Tufco Technologies, Inc. and Subsidiaries
We have audited the consolidated balance sheet of Tufco Technologies, Inc. and Subsidiaries as of September 30, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and Subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
December 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Directors and Stockholders of
Tufco Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiary (the “Company”) as of September 30, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
December 18, 2006

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,663	$5,267
Accounts receivable—net	15,301,870	15,078,707
Inventories	16,354,816	14,125,417
Prepaid expenses and other current assets	833,896	635,243
Income taxes receivable	—	46,893
Deferred income taxes	534,990	490,637

Total current assets	33,032,235	30,382,164
PROPERTY, PLANT, AND EQUIPMENT—Net	19,002,401	18,940,513
GOODWILL	7,211,575	7,211,575
OTHER ASSETS—Net	126,729	154,466

TOTAL	$59,372,940	$56,688,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,706,586	$9,922,742
Accrued payroll, vacation, and payroll taxes	513,331	507,923
Income taxes payable	107,182	—
Other current liabilities	716,620	542,366

Total current liabilities	13,043,719	10,973,031

LONG-TERM DEBT	6,191,666	7,073,011

DEFERRED INCOME TAXES	2,537,154	2,102,950

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 and 4,708,341 shares issued	47,087	47,083
Additional paid-in capital	25,304,421	25,226,526
Retained earnings	13,390,699	12,407,923
Treasury stock—173,097 common shares at cost	(1,141,806)	(1,141,806)

Total stockholders’ equity	37,600,401	36,539,726

TOTAL	$59,372,940	$56,688,718

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

	2007	2006	2005

NET SALES	$119,708,226	$100,283,686	$79,780,793
COST OF SALES	113,593,746	95,239,456	74,447,053

GROSS PROFIT	6,114,480	5,044,230	5,333,740

OPERATING EXPENSES:
Selling, general, and administrative	4,057,699	3,976,671	4,586,999
Gain on asset sales	—	—	(441,670)

Total	4,057,699	3,976,671	4,145,329

OPERATING INCOME	2,056,781	1,067,559	1,188,411

OTHER (EXPENSE) INCOME:
Interest expense	(519,227)	(309,552)	(62,965)
Interest income and other income	21,287	58,957	26,310

Total	(497,940)	(250,595)	(36,655)

INCOME BEFORE INCOME TAXES	1,558,841	816,964	1,151,756
INCOME TAX EXPENSE	576,065	254,193	451,488

NET INCOME	$982,776	$562,771	$700,268

NET INCOME PER SHARE:
Basic	$0.22	$0.12	$0.15

Diluted	$0.22	$0.12	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,535,443	4,538,109	4,564,664

Diluted	4,563,984	4,550,439	4,582,716

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

	Common Stock		Additional			Total
	Voting		Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

BALANCES—September 30, 2004	4,706,341	47,063	25,088,631	11,144,884	(831,385)	35,449,193
Exercise of director stock option	2,000	20	9,280	—	—	9,300
Purchase of treasury stock—37,200 common shares at cost	—	—	—	—	(241,882)	(241,882)
Net income	—	—	—	700,268	—	700,268

BALANCES—September 30, 2005	4,708,341	47,083	25,097,911	11,845,152	(1,073,267)	35,916,879
Purchase of treasury stock—11,900 common shares at cost	—	—	—	—	(68,539)	(68,539)
Stock-based compensation expense	—	—	128,615	—	—	128,615
Net income	—	—	—	562,771	—	562,771

BALANCES—September 30, 2006	4,708,341	47,083	25,226,526	12,407,923	(1,141,806)	36,539,726
Exercise of employee stock option	400	4	2,280	—	—	2,284
Stock-based compensation expense	—	—	75,615	—	—	75,615
Net income	—	—	—	982,776	—	982,776

BALANCES—September 30, 2007	4,708,741	$47,087	$25,304,421	$13,390,699	$(1,141,806)	$37,600,401

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$982,776	$562,771	$700,268
Noncash items in net income:
Depreciation and amortization of property, plant, and equipment	2,156,880	1,984,882	1,998,146
Amortization	15,858	21,145	21,145
Non-monetary reimbursement of cost	(480,000)	—	—
Deferred income taxes	389,851	374,943	1,450,318
Gain on asset sales—net	(145)	—	(441,670)
Stock-based compensation expense	75,615	128,615	—
Changes in operating working capital:
Accounts receivable	(223,163)	(5,350,289)	2,910,971
Inventories	(2,229,399)	(3,987,646)	(512,808)
Prepaid expenses and other assets	(186,774)	(150,637)	(130,352)
Accounts payable	2,184,762	5,142,186	(1,353,023)
Accrued and other current liabilities	(12,005)	19,990	(603,992)
Income taxes payable/receivable	154,075	538,497	(1,566,467)

Net cash provided by (used in) operating activities	2,828,331	(715,543)	2,472,536

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,739,123)	(4,867,449)	(1,316,962)
Payment of construction payable	(400,918)	(309,249)	(184,690)
Proceeds from disposition of property, plant and equipment	500	—	647,042

Net cash used in investing activities	(2,139,541)	(5,176,698)	(854,610)

FINANCING ACTIVITIES:
Repayment of long-term debt	(689,678)	—	(1,387,364)
Borrowings of long-term debt	—	5,960,375	—
Purchase of treasury stock	—	(68,539)	(241,882)
Issuance of common stock	2,284	—	9,300

Net cash (used in) provided by financing activities	(687,394)	5,891,836	(1,619,946)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,396	(405)	(2,020)

CASH AND CASH EQUIVALENTS:
Beginning of year	5,267	5,672	7,692

End of year	$6,663	$5,267	$5,672

NONCASH SUPPLEMENTAL INFORMATION:
Deferred gain on sale of equipment	$—	$—	$95,000
Construction payable	25,823	400,918	309,249
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006, AND FOR THE YEARS ENDED
SEPTEMBER 30, 2007, 2006, AND 2005

1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements—Consolidated financial statements include the accounts of Tufco Technologies, Inc., and its subsidiaries, Tufco LLC, and Tufco LP, and its wholly owned subsidiary Hamco Manufacturing and Distributing LLC. (the “Company”). Significant intercompany transactions and balances are eliminated in consolidation. The Company provides integrated manufacturing services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality microbiological process management and manufactures and distributes business imaging paper products.

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

Accounts Receivable —Accounts receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management estimates allowances for collectability related to its accounts receivable balances. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical trend rates. Management estimates sales returns and allowances by analyzing historical returns and credits. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received. Credit terms to customers in the Contract Manufacturing segment are generally net 30 days. Credit terms to customers in the Business Imaging segment are generally discounted net 30 terms.

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

Impairment of Long-Lived Assets—Impairment of long-lived assets is reviewed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

Goodwill—Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. Management has continued to review the carrying values of goodwill for recoverability on the annual measurement date of June 30, based on estimated fair market value using the expected present value of future cash flows and prices of comparable companies in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets:”

There were no changes in the carrying amount of goodwill by segment for the years ended September 30, 2007 and 2006. “Goodwill by segment is:”

Contract	Business
Manufacturing	Imaging	Total

$4,281,759	$2,929,816	$7,211,575

Financial Instruments—Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities and variable interest rates.

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

Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 28,541, 12,330, and 18,052 shares in fiscal 2007, 2006, and 2005, respectively. During fiscal 2007, 2006, and 2005, options to purchase 82,500 shares, 295,750 shares, and 317,454 shares, respectively, were excluded from the diluted earnings per share computation, as the effects of such options would have been “out-of-the-money”.

Recently Issued Accounting Standards— In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB No. 108 are effective for fiscal years ending after November 15, 2006. The Company has determined that the adoption of SAB No. 108 did not have a material effect on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company beginning October 1, 2008, with early adoption permitted. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In November 2007, the SEC Staff issued SAB No. 109 to express its views on the identification and measurement of a derivative in written loan commitments. SAB No. 109 is based on the guidance in SAB No. 105, “Application of Accounting Principles to Loan Commitments”, which refers to several pronouncements on derivatives and the fair value of other financial instruments. SAB No. 109 is effective for all derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company has not yet evaluated the effect, if any, the adoption of SAB No. 109 will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141 (R) revised the requirements of SFAS No. 141 related to fair value principles, the cost allocation process and together with other revisions from past practice. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or lose in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the effect, if any, the adoption of SFAS No. 160 will have on its consolidated financial statements.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $105,271 and $85,917 at September 30, 2007 and 2006, respectively. For the years ended September 30, 2007, 2006, and 2005, the Company recorded bad debt expense (income) of $12,000, ($50,000), and $139,146, respectively, and had write-offs of ($2,354), $209,531, and $197,528, respectively. Amounts due from two multinational consumer products customers represent 70% and 69% of total accounts receivable at September 30, 2007 and 2006, respectively. Accounts receivable included $436,736 and $64,000 for the cost of equipment to be reimbursed by one of these customers at September 30, 2007 and 2006, respectively.

3.	INVENTORIES

Inventories at September 30, 2007 and 2006, consist of the following:

	2007	2006

Raw materials	$11,448,432	$11,021,598
Finished goods	4,906,384	3,103,819

Total inventories	$16,354,816	$14,125,417

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $197,064 and $206,924 at September 30, 2007 and 2006, respectively. For the years ended September 30, 2007, 2006, and 2005, the Company recorded obsolescence and shrinkage expense of $333,066, $190,537, and $37,988, respectively, and had write-offs of $342,926, $140,311, and $218,176, respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2007 and 2006, consist of the following:

	2007	2006

Land and land improvements	$631,042	$631,042
Buildings	9,817,231	9,817,231
Leasehold improvements	753,952	753,952
Machinery and equipment	23,473,684	21,131,923
Computer equipment and software	5,399,114	5,343,799
Furniture and fixtures	542,355	542,855
Vehicles	44,206	44,206

	40,661,584	38,265,008

Less accumulated depreciation and amortization	22,944,927	20,794,537

Net depreciated value	17,716,657	17,470,471

Construction in progress	1,285,744	1,470,042

Property, plant, and equipment—net	$19,002,401	$18,940,513

5.	OTHER ASSETS

Other assets at September 30, 2007 and 2006, consist of the following:

	2007	2006

Loan origination and other fees	$138,267	$138,267
Less accumulated amortization	(138,267)	(122,409)

Subtotal	—	15,858

Note receivable bearing interest at 7% to 10%, due in variable monthly installments through 2009	5,205	17,856
Prepaid rent on leased equipment	9,202	16,611
Deposits on equipment to be acquired and other	22,805	22,805
Cash surrender value of life insurance	89,517	81,336

Other assets—net	$126,729	$154,466

6.	LONG-TERM DEBT

Long-term debt at September 30, 2007 and 2006, consists of the following:

	2007	2006

Long-term note payable to banks, under a $15 million unsecured credit agreement	$6,000,000	$6,673,011

Other Long-term Debt	191,666	400,000

Total Long-term Debt	$6,191,666	$7,073,011

On May 20, 2004, the Company signed a new credit agreement. The credit agreement, as amended on February 9, 2007, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts. The agreement as amended on August 14, 2007 expires on May 18, 2009. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2007, the Company had $500,000 outstanding under the base rate account at a rate of 7.75%, $3,500,000 outstanding under one Eurodollar account at a rate of 7.30% and $2,000,000 outstanding under a second Eurodollar account at a rate of 7.00%. The credit agreement also includes a commitment to issue commercial and standby letters of credit not to exceed $1,000,000. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2007. The Company has $9,000,000 available under the line of credit as of September 30, 2007. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth, after tax net income and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. The $191,666 of Other Long-term Debt relates to an amount due to a specific customer for the purchase of new wipe converting equipment. Payment is due in April of 2009. The current portion of $191,667 is due in April of 2008 and is included in “other current liabilities”.

Tufco LP is the borrower under the credit agreement. Tufco LLC is an affiliated guarantor and is 100% owned by the parent company, Tufco Technologies, Inc., also a guarantor. Under the credit agreement, Hamco Manufacturing and Distributing LLC, a subsidiary of Tufco LP is also a guarantor. All guarantees are full and unconditional, as well as joint and several. The underlying borrowings are not registered securities.

7.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax liability as of September 30, 2007 and 2006, are as follows:

	2007	2006

Current deferred tax asset:
Valuation allowances for accounts receivable and inventories—not currently deductible	$115,764	$112,129
Inventory costs capitalized for tax purposes	48,916	42,250
Vacation and severance accruals—not currently deductible	87,342	87,342
Other accruals—not currently deductible	282,968	248,916

Total current assets	534,990	490,637

Noncurrent deferred tax liability:
Accelerated tax depreciation on property and equipment	(1,882,751)	(1,694,104)
Accelerated tax amortization of goodwill	(654,403)	(408,846)

Total noncurrent liability—net	(2,537,154)	(2,102,950)

Net deferred tax liability	$(2,002,164)	$(1,612,313)

The components of income tax expense are as follows:

	2007	2006	2005

Current tax (benefit) expense:
Federal	$173,506	$(99,975)	$(809,147)
State	12,708	(20,775)	(189,683)

Total	186,214	(120,750)	(998,830)

Deferred tax expense:
Federal	302,628	302,154	1,191,332
State	87,223	72,789	258,986

Total	389,851	374,943	1,450,318

Income tax expense	$576,065	$254,193	$451,488

Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2007	2006	2005

Federal income taxes computed at statutory rates	$530,006	$277,768	$391,597
State income taxes—net of federal tax benefit	65,954	34,330	45,740
Certain goodwill amortization and other nondeductibles	5,109	28,710	17,780
Other	(25,004)	(86,615)	(3,629)

Income tax expense	$576,065	$254,193	$451,488

8.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a new lease with the partnership that expires in March 2013, which is classified as an operating lease and requires monthly rental payments of $10,796 through December 2006, $16,800 in January through March 2007 and $17,070 thereafter which increase 1.65% every twelve months beginning on April 1, 2008 through the duration of the lease term. Rental expense under the lease totaled $185,819 for fiscal 2007, $127,983 for fiscal 2006, and $124,861 for fiscal 2005, respectively. On the expiration date there is an option for an additional five-year term to be negotiated. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire in March 2008. The equipment leases expire on varying dates over the next five years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2007, are as follows:

2008	$1,306,764
2009	1,282,427
2010	838,422
2011	270,127
2012	244,341
2013	111,153

Total	$4,053,234

Rental expense for all operating leases totaled $1,425,137, $1,350,781, and $1,342,829, for fiscal 2007, 2006, and 2005, respectively.
Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations, or cash flows of the Company.

9.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of an employee’s contribution. Expenses relating to the defined contribution 401(k) plan related to continuing operations totaled $167,237, $120,411, and $188,184 for fiscal 2007, 2006, and 2005, respectively.

10.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2007 and 2006, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan currently reserves 321,200 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. No options were issued in fiscal 2007 or fiscal 2006 under this plan. During fiscal 2005, options to purchase 30,000 shares of voting common stock were granted.

The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During each of the fiscal years 2007, 2006, and 2005, options to purchase 17,000, 15,000, and 15,000 shares, respectively, of voting common stock were granted under the 2004 plan.

The following table illustrates the effect on net income and related earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, for the twelve months ended September 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.

2005

Net income, as reported	$700,268
Less total stock-based employee compensation expense determined under fair value based method for all awards—net of related income taxes	(164,406)

Pro forma net income	$535,862

Earnings per share:
Basic—as reported	$0.15
Basic—pro forma	0.12

Diluted—as reported	0.15
Diluted—pro forma	0.12
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

The Company estimates fair value on the date of grant using the Black-Scholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Compensation expense is recognized only on awards expected to vest. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option.

For the years ended September 30, 2007 and 2006, the total stock compensation expense recognized by the Company was $75,615 and $128,615, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $29,641 and $50,417 for the years ended September 30, 2007 and 2006, respectively. If the Company had not adopted SFAS No. 123(R), income before income taxes would have increased by $75,615 and $128,615 and net income would have increased by $45,973 and $78,198 for the years ended September 30, 2007 and 2006, respectively. If the Company had not adopted SFAS No. 123 (R), basic and diluted earnings per share for the years ended September 30, 2007 and 2006 would have increased by $0.01 and $0.02, respectively. The adoption of SFAS No. 123 (R) did not affect the Company’s cash flows from operations or financing activities. As of September 30, 2007, there is approximately $3,000 of unrecognized compensation cost related to share-based compensation awards which will be recognized in the first quarter of fiscal 2008.

A summary of the stock option activity under the Company’s share-based compensation plan for the years ended September 30, 2006 and 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at October 1, 2005	541,800	$7.40
New grants	15,000	6.60
Exercised	—	—
Forfeited or expired	(95,850)	6.90

Outstanding at September 30, 2006	460,950	$7.74
New grants	17,000	7.90
Exercised	(400)	5.71
Forfeited or expired	(181,250)	8.72

Outstanding at September 30, 2007	296,300	$6.74	5.4	$1,997,238

Exercisable at September 30, 2007	286,467	$6.70	5.4	$1,919,850

The weighted average grant date fair value of options granted during 2007, 2006, and 2005 was estimated at $2.05, $3.86, and $4.55 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2007, 2006, and 2005:

	2007	2006	2005

Risk-free interest rate	4.64%	5.07%	3.9 — 4.4%
Expected volatility	47.8%	50.6%	89.0%
Dividend yield	0.0%	0.0%	0.0%
Expected option life, standard option (years)	2.0	7.0	7.0

In fiscal 2005, 2,000 shares of director stock options were exercised. In fiscal 2006, no employee stock options were exercised. In fiscal 2007, 400 shares of employee stock options were exercised. The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $7.50 on the last business day for the year ended September 30, 2007. Cash proceeds received from the exercise of options during 2007 and 2005 were $2,284 and $9,300, respectively. The total intrinsic value of options exercised during 2007 was $968. There were no options exercised during 2006. The realized tax benefit is recognized, when material, as an increase to additional paid-in capital or a decrease to income tax expense with an offset to deferred tax assets, depending on the accumulation of windfalls and shortfalls under SFAS 123 No. 123(R).

11.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. Consulting expense was $371,149, $353,475, and $336,643 for fiscal 2007, 2006 and 2005, respectively.

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

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	2007	2006	2005

Interest paid	$524,350	$282,650	$68,050

Income taxes (refunded) paid — net	$32,140	$(639,191)	$567,637

13.	MAJOR CUSTOMER AND SEGMENT INFORMATION

Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements, accounted for the following percentage of total sales:

	2007	2006	2005
Contract Manufacturing segment
Customer A	41%	17%	5%
Customer B	30%	45%	51%
The manufacturing contract with Customer A expires April 2009 and the manufacturing contract with Customer B expires June 2008. Management notes that the Company is currently negotiating extensions to the manufacturing contracts with these customers, and based on historical experience and these efforts, believes it will renew these agreements for three year periods.

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

Substantially all of the Company’s revenues are attributed to domestic external customers. There are no long-lived assets located outside of the United States.

	Contract	Business	Corporate
Fiscal 2007	Manufacturing	Imaging	and Other	Consolidated

Net sales	$95,652,581	$24,055,645	$—	$119,708,226

Gross profit	4,339,916	1,774,564	—	6,114,480

Operating income (loss)	1,658,699	789,221	(391,139)	2,056,781

Depreciation and amortization expense	1,905,543	220,204	46,991	2,172,738

Capital expenditures	1,693,204	45,919	—	1,739,123

Assets:
Inventories	$14,023,642	$2,331,174	$—	$16,354,816
Property, plant, and equipment—net	16,822,787	2,167,514	12,100	19,002,401
Accounts receivable and other (including goodwill)	17,687,370	5,659,972	668,381	24,015,723

Total assets	$48,533,799	$10,158,660	$680,481	$59,372,940

	Contract	Business	Corporate
Fiscal 2006	Manufacturing	Imaging	and Other	Consolidated

Net sales	$74,105,516	$26,178,170	$—	$100,283,686

Gross profit	2,654,927	2,389,303	—	5,044,230

Operating income (loss)	321,043	1,452,657	(706,141)	1,067,559

Depreciation and amortization expense	1,586,338	235,245	184,444	2,006,027

Capital expenditures	4,808,709	58,740	—	4,867,449

Assets:
Inventories	$12,162,242	$1,963,175	$—	$14,125,417
Property, plant, and equipment—net	16,556,278	2,341,799	42,436	18,940,513
Accounts receivable and other (including goodwill)	17,148,571	5,776,954	697,263	23,622,788

Total assets	$45,867,091	$10,081,928	$739,699	$56,688,718

	Contract	Business	Corporate
Fiscal 2005	Manufacturing	Imaging	and Other	Consolidated

Net sales	$55,209,396	$24,571,397	$—	$79,780,793

Gross profit	3,415,012	1,918,728	—	5,333,740

Operating income (loss)	1,543,470	1,142,732	(1,497,791)	1,188,411

Depreciation and amortization expense	1,405,474	316,856	296,961	2,019,291

Capital expenditures	1,210,773	95,415	10,774	1,316,962

Assets:
Inventories	$7,905,186	$2,232,585	$—	$10,137,771
Property, plant, and equipment—net	12,932,529	2,518,305	206,194	15,657,028
Accounts receivable and other (including goodwill)	11,382,228	5,728,320	1,580,671	18,691,219

Total assets	$32,219,943	$10,479,210	$1,786,865	$44,486,018