Form 10-Q
period 2007-12-31
TUFCO TECHNOLOGIES INC
filed 2008-02-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2008

Common Stock, par value $0.01 per share	4,535,644

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$7,521	$6,663
Accounts receivable-net	11,645,785	15,301,870
Inventories	17,510,107	16,354,816
Prepaid expenses and other current assets	1,080,134	833,896
Income tax receivable	46,747	—
Deferred income taxes	534,990	534,990

Total current assets	30,825,284	33,032,235

PROPERTY, PLANT AND EQUIPMENT-Net	18,744,125	19,002,401
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	126,923	126,729

TOTAL	$56,907,907	$59,372,940

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$9,507,551	$11,706,586
Accrued payroll, vacation and payroll taxes	656,998	513,331
Income taxes payable	—	107,182
Other current liabilities	687,452	716,620

Total current liabilities	10,852,002	13,043,719

LONG-TERM DEBT	5,871,087	6,191,666
DEFERRED INCOME TAXES	2,532,372	2,537,154

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Additional paid-in capital	25,316,620	25,304,421
Retained earnings	13,430,545	13,390,699
Treasury stock, 173,097 common shares at cost	(1,141,806)	(1,141,806)

Total stockholders’ equity	37,652,446	37,600,401

TOTAL	$56,907,907	$59,372,940

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2007	2006

NET SALES	$24,817,953	$27,017,412
COST OF SALES	23,713,435	25,725,274

GROSS PROFIT	1,104,518	1,292,138

OPERATING EXPENSES:
Selling, general & administrative	969,615	1,000,989

OPERATING INCOME	134,903	291,149
OTHER INCOME (EXPENSE):
Interest expense	(87,111)	(91,041)
Interest income and other income	17,745	16,387

INCOME BEFORE INCOME TAXES	65,537	216,495
INCOME TAX EXPENSE	25,691	84,865

NET INCOME	$39,846	$131,630

BASIC EARNINGS PER SHARE:
Net Income	$0.01	$0.03

DILUTED EARNINGS PER SHARE:
Net Income	$0.01	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,535,644	4,535,244
Diluted	4,552,607	4,552,786

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2007	2006
OPERATING ACTIVITIES

Net income	$39,846	$131,630

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	548,752	525,200
Amortization	—	5,286
Non-monetary reimbursement of cost	(100,000)	(330,000)
Deferred income taxes	(4,782)	(8,359)
Gain on sale of property, plant and equipment	—	(145)
Stock-based compensation expense	12,199	21,324
Changes in operating working capital:
Accounts receivable	3,656,085	3,156,567
Inventories	(1,155,291)	(3,134,707)
Prepaid expenses and other assets	(246,432)	(635,207)
Accounts payable	(2,173,212)	562,486
Accrued and other current liabilities	114,500	132,081
Income taxes payable/receivable	(153,929)	93,224

Net cash provided by operating activities	537,736	519,380

INVESTING ACTIVITIES
Additions to property, plant and equipment	(190,476)	(1,094,121)
Proceeds from disposals of property, plant and equipment	—	500
Payment of construction payable	(25,823)	—

Net cash used in investing activities	(216,299)	(1,093,621)

FINANCING ACTIVITIES
Net (repayments) borrowings of debt	(320,579)	576,989

Net cash (used) provided by financing activities	(320,579)	576,989

NET INCREASE IN CASH AND CASH EQUIVALENTS	858	2,748

CASH AND CASH EQUIVALENTS:
Beginning of period	6,663	5,267

End of period	$7,521	$8,015

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2007 and 2006
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month period ended December 31, 2007 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2007 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2007 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2007.
2.	Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustment to liabilities, retained earnings, loss from continued operations, or net loss was required. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are fiscal years ending September 30, 2005 and September 30, 2006. The Company has not yet filed its September 30, 2007 corporate tax returns.
The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three months ended December 31, 2007.
3.	Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 16,963 and 17,542 shares for the three months ended December 31, 2007 and 2006, respectively. During the three months ended December 31, 2007 and 2006, options to purchase 154,350 and 122,500 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been “out-of-the-money”.

Notes to condensed consolidated financial statements—(continued)
4.	Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
5.	Inventories
Inventories consist of the following:

	December 31,	September 30,
	2007	2007

Raw materials	$12,809,633	$11,448,432
Finished goods	4,700,474	4,906,384

Total inventories	$17,510,107	$16,354,816

6.	Stock Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 304,350 shares are available for future grants as of December 31, 2007.
Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. The Company recognizes compensation expense on a straight-line basis.
A summary of stock option activity under the Company’s share-based compensation plan for the three months ended December 31, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at September 30, 2007	296,300	$6.74
New grants	16,850	$7.60
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	313,150	$6.79

Exercisable at December 31, 2007	296,300	$6.74

Notes to condensed consolidated financial statements—(continued)
The following table summarizes the Company’s share-based compensation awards during the three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,	December 31,
	2007	2006

Total pre-tax share-based compensation	$12,199	$21,324
Weighted-average grant date fair value	$2.36	$3.88
Total unrecognized compensation cost	$17,572	$27,153
Remaining weighted-average period cost will be recognized over	33 Months	9 Months
Proceeds from options exercise	$—	$—
Intrinsic value of options exercise	$—	$—
7.	Segment Information
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
Substantially all of the Company’s revenues are attributed to domestic external customers. There are no long lived assets located outside of the United States.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
December 31, 2007	Manufacturing	Imaging	and Other	Consolidated
Net sales	$19,098,813	$5,719,140	$—	$24,817,953
Gross profit	729,255	375,263	—	1,104,518
Operating income (loss)	124,224	199,667	(188,988)	134,903
Depreciation and amortization expense	492,135	55,044	1,573	548,752
Capital expenditures	165,844	24,632	—	190,476

Three Months Ended	Contract	Business	Corporate
December 31, 2006	Manufacturing	Imaging	and Other	Consolidated
Net sales	$20,580,187	$6,437,225	$—	$27,017,412
Gross profit	852,292	439,846	—	1,292,138
Operating income (loss)	266,495	190,055	(165,401)	291,149
Depreciation and amortization expense	460,550	54,772	15,164	530,486
Capital expenditures	1,074,769	19,352	—	1,094,121

	Contract	Business	Corporate
December 31, 2007	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$15,011,293	$2,498,814	$—	$17,510,107
Property, plant and equipment-net	16,596,496	2,137,102	10,527	18,744,125
Accounts receivable and other (including goodwill)	14,683,529	5,253,965	716,181	20,653,675

Total assets	$46,291,318	$9,889,881	$726,708	$56,907,907

	Contract	Business	Corporate
September 30, 2007	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$14,023,642	$2,331,174	$—	$16,354,816
Property, plant and equipment-net	16,822,787	2,167,514	12,100	19,002,401
Accounts receivable and other (including goodwill)	17,687,370	5,659,972	668,381	24,015,723

Total assets	$48,533,799	$10,158,660	$680,481	$59,372,940

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2008 results in comparison to fiscal 2007 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, the Company’s ability to successfully attract new customers, the effects of the economy in general, and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period
	December 31,		Change
	2007	2006	$	%

Net Sales	$24,818	$27,017	$(2,199)	(8)

Gross Profit	1,105	1,292	(187)	(14)
	4.5%	4.8%

Operating Expenses	970	1,001	(31)	(3)
	3.9%	3.7%

Operating Income	135	291	(156)	(54)
	0.5%	1.1%

Interest Expense	87	91	(4)	(4)
	0.4%	0.3%

Income Before Income Taxes	66	216	(150)	(69)
	0.3%	0.8%

Income Tax Expense	26	85	(59)	(69)
	0.1%	0.3%

Net Income	$40	$132	(92)	(70)
	0.2%	0.5%

	Three Months Ended
	December 31,
	2007		2006
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$19,099	77%	$20,580	76%	$(1,481)	(7%)
Business Imaging paper products	5,719	23	6,437	24	(718)	(11%)

Net Sales	$24,818	100%	$27,017	100%	$(2,199)	(8%)

	2007		2006
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$729	4%	$852	4%	$(123)	(14%)
Business Imaging paper products	376	7%	440	7%	(64)	(15%)

Gross Profit	$1,105	4%	$1,292	5%	$(187)	(14%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales decreased $2.2 million (8%) to $24.8 million in the first quarter of fiscal 2008, when compared to the same period last year. This was due to a decrease of $1.5 million (7%) in the Contract Manufacturing segment and a decrease of $0.7 million (11%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 39% of the Company’s total net sales in the first quarter of fiscal 2008, compared to 33% for the same period in fiscal 2007. The second customer accounted for 30% of the Company’s total net sales in the first quarter of fiscal 2008 compared to 36% for the same period in fiscal 2007.
In Contract Manufacturing, the decrease in revenues was primarily due to a decrease in market demand. The Business Imaging segment sales decrease was primarily due to decreased sales to several of the segment’s Hamco brand distributorships, as well as several of its large retail customers.
Gross Profit:
Consolidated gross profit decreased $187,000 (14%) for the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007. Gross profit for the Contract Manufacturing segment decreased $123,000 (14%) due to a decrease in sales volume of $1.5 million, partially offset by decreases in labor, material and overhead. Gross profit decreased $64,000 (15%) in the Business Imaging segment, largely due to the decrease in net sales and strong price competition for the segment’s products.
Operating Expenses:
Selling, general and administrative expenses decreased $156,000 (54%) for the first quarter of fiscal 2008 when compared to the same period in fiscal 2007.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $4,000 to $87,000 for the first quarter of fiscal 2008 compared to the same period in fiscal 2007 due to a $1.8 million reduction in debt since December 31, 2006 and lower interest rates on borrowings.
Net Income:
The Company reported net income of $40,000 (per share: $0.01 basic and diluted) for the first quarter of fiscal 2008, versus net income of $132,000 (per share: $0.03 basic and diluted) for the same period in fiscal 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Liquidity and Capital Resources:
The Company generated $0.5 million in cash from operations through the first three months of fiscal 2008, compared to cash provided by operations of $0.5 million for the same period last year. Cash generated from operations for the first quarter of fiscal 2008 resulted from a reduction in accounts receivable of $3.7 million. This was offset by a reduction in accounts payable of $2.2 million in the first three months of fiscal 2008, and an increase in inventories of $1.2 million, primarily related to purchases made to support expected customer demand levels, which were higher than actual demand levels.
Net cash used in investing activities was $0.2 million for the first three months of fiscal 2008, primarily related to capital expenditures to support ongoing operational needs.
Net cash used by financing activities was $0.3 million for the first three months of fiscal 2008, as a result of the Company paying down its revolving credit line.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2007, cash recorded on the balance sheet was $7,521.
The credit agreement governing the Company’s revolving credit line, as amended on February 9, 2007 and August 14, 2007, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts and expires on May 18, 2009.
As of February 14, 2008, the Company had approximately $9.5 million available and $5.5 million outstanding under the revolving credit line pursuant to its credit agreement. According to the terms of the credit agreement, the Company is required to maintain certain financial and operational covenants. As of December 31, 2007, the Company was in compliance with all of its covenants under the credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long term obligations as of December 31, 2007 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 23 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2007. Management believes that as of December 31, 2007, there has been no material change to this information.
ITEM 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2007.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.
ITEM 1A. Risk Factors
The Company has not identified any material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended September 30, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None

ITEM 5. Other Information
None
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

TUFCO TECHNOLOGIES, INC.
Date: February 14, 2008	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: February 14, 2008	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer