Form 10-Q
period 2008-03-31
TUFCO TECHNOLOGIES INC
filed 2008-05-15
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2008

Common Stock, par value $0.01 per share	4,478,644

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	September 30,
	(Unaudited)	2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,616	$6,663
Accounts receivable-net	14,879,673	15,301,870
Inventories	15,285,310	16,354,816
Prepaid expenses and other current assets	966,204	833,896
Income tax receivable	46,747	—
Deferred income taxes	534,990	534,990

Total current assets	31,718,540	33,032,235

PROPERTY, PLANT AND EQUIPMENT-Net	18,357,355	19,002,401
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	121,910	126,729

TOTAL	$57,409,380	$59,372,940

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$9,940,275	$11,706,586
Accrued payroll, vacation and payroll taxes	734,962	513,331
Income taxes payable	126,352	107,182
Other current liabilities	760,930	716,620

Total current liabilities	11,562,519	13,043,719

LONG-TERM DEBT	5,691,666	6,191,666
DEFERRED INCOME TAXES	2,529,465	2,537,154

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Additional paid-in capital	25,324,039	25,304,421
Retained earnings	13,622,010	13,390,699
Treasury stock, 210,097 and 173,097 common shares at cost, respectively	(1,367,406)	(1,141,806)

Total stockholders’ equity	37,625,730	37,600,401

TOTAL	$57,409,380	$59,372,940

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2008	2007	2008	2007
NET SALES	$29,603,619	$27,587,328	$54,421,572	$54,604,740
COST OF SALES	28,161,184	26,401,398	51,874,619	52,126,672

GROSS PROFIT	1,442,435	1,185,930	2,546,953	2,478,068

OPERATING EXPENSES:
Selling, general & administrative	1,046,046	951,397	2,015,661	1,952,386

OPERATING INCOME	396,389	234,533	531,292	525,682
OTHER INCOME (EXPENSE):
Interest expense	(81,740)	(158,408)	(168,851)	(249,449)
Interest income and other income	261	428	18,005	16,815

INCOME BEFORE INCOME TAXES	314,910	76,553	380,446	293,048
INCOME TAX EXPENSE	123,444	30,010	149,135	114,875

NET INCOME	$191,466	$46,543	$231,311	$178,173

BASIC EARNINGS PER SHARE:
Net Income	$0.04	$0.01	$0.05	$0.04

DILUTED EARNINGS PER SHARE:
Net Income	$0.04	$0.01	$0.05	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,526,106	4,535,244	4,530,875	4,535,244
Diluted	4,535,726	4,563,171	4,544,167	4,558,411
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net Income	$231,311	$178,173

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	1,092,774	1,071,212
Amortization	—	10,572
Non-monetary reimbursement of cost	(100,000)	(515,000)
Deferred income taxes	(7,689)	(11,908)
Gain on sale of property, plant and equipment	—	(145)
Stock-based compensation expense	19,618	30,378
Changes in operating working capital:
Accounts receivable	422,197	1,449,240
Inventories	1,069,506	(1,734,314)
Prepaid expenses and other assets	(127,489)	(487,260)
Accounts payable	(1,740,488)	594,901
Accrued and other current liabilities	265,941	82,122
Income taxes payable/receivable	(27,577)	126,782

Net cash provided by operating activities	1,098,104	794,753

INVESTING ACTIVITIES
Additions to property, plant and equipment	(347,728)	(1,218,430)
Proceeds from disposals of property, plant and equipment	—	500
Payment of construction payable	(25,823)	(400,918)

Net cash (used) in investing activities	(373,551)	(1,618,848)

FINANCING ACTIVITIES
Net (repayments) borrowings of debt	(500,000)	826,989
Purchase of treasury stock	(225,600)	—

Net cash (used) provided by financing activities	(725,600)	826,989

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,047)	2,894

CASH AND CASH EQUIVALENTS:
Beginning of period	6,663	5,267

End of period	$5,616	$8,161

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended March 31, 2008 and 2007
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and six month periods ended March 31, 2008 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2007 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2007 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2007.

2.	Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential effect of EITF No. 07-3 will have on its financial position, results of operations and cash flows.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, accounting for derivative instruments and related hedged items, and the effect on an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative and quantitative disclosures, as well as disclosures about credit-risk related to contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for the Company’s first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Notes to condensed consolidated financial statements—(continued)
3.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustment to liabilities, retained earnings, loss from continued operations, or net loss was required. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are fiscal years ending September 30, 2005 and September 30, 2006. The Company has not yet filed its September 30, 2007 corporate tax returns.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three months and six months ended March 31, 2008.

4.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 9,620 and 27,927 shares for the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008 and 2007, the common stock equivalents from dilutive stock options outstanding were 13,292 and 23,167 shares, respectively. During the three months ended March 31, 2008 and 2007, options to purchase 180,350 and 52,500 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the six months ended March 31, 2008 and 2007, options to purchase 146,350 and 67,500 shares, respectively, were excluded from the diluted earnings per share computation.

5.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

6.	Inventories

Inventories consist of the following:

	March 31,	September 30,
	2008	2007
Raw materials	$11,223,243	$11,448,432
Finished goods	4,062,067	4,906,384

Total inventories	$15,285,310	$16,354,816

Notes to condensed consolidated financial statements—(continued)
7.	Stock Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 302,000 shares are available for future grants as of March 31, 2008.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. The Company recognizes compensation expense on a straight-line basis.

During the three months ended March 31, 2008, Mr. Segel in conjunction with his election to serve on the Tufco Technologies, Inc. Board of Directors, received a discretionary grant on February 19, 2008 to acquire 2,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $6.50 per share, the closing price on the NASDAQ market as of that date. The grant date fair value of these options granted was estimated at $1.94 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.06%, expected volatility of 51.5%, no dividend yield and an expected life of two years. There were no options granted during the three months ended March 31, 2007.

A summary of stock option activity under the Company’s share-based compensation plan for the six months ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2007	296,300	$6.74
New grants	18,850	$7.48
Exercised	—	—
Forfeited or expired	(8,000)	$9.25

Outstanding at March 31, 2008	307,150	$6.72	5.3	$85,022

Exercisable at March 31, 2008	290,300	$6.67	5.1	$85,022

The following table summarizes the Company’s share-based compensation awards during the six months ended March 31, 2008 and 2007:

	Six Months Ended
	March 31,	March 31,
	2008	2007
Total pre-tax share-based compensation	$19,618	$30,375
Weighted-average grant date fair value	$2.07	$3.88
Total unrecognized compensation cost	$19,340	$18,102
Remaining weighted-average period cost will be recognized over	30 months	6 Months
There were no options exercised during the three month and six month periods ended March 31, 2008 and 2007.

Notes to condensed consolidated financial statements—(continued)
8.	Stock Repurchase Plan

In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its stock at prevailing market prices after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. A total of 37,000 shares were purchased under the plan during the quarter ended March 31, 2008.

9.	Segment Information

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2008	Manufacturing	Imaging	and Other	Consolidated
Net sales	$23,727,487	$5,876,132	$—	$29,603,619
Gross profit	1,104,440	337,995	—	1,442,435
Operating income (loss)	424,733	127,282	(155,626)	396,389
Depreciation and amortization expense	490,646	51,885	1,491	544,022
Capital expenditures	155,302	1,950	—	157,252

Three Months Ended	Contract	Business	Corporate
March 31, 2007	Manufacturing	Imaging	and Other	Consolidated
Net sales	$21,730,623	$5,856,705	$—	$27,587,328
Gross profit	706,441	479,489	—	1,185,930
Operating income (loss)	36,624	224,354	(26,445)	234,533
Depreciation and amortization expense	481,145	54,988	15,165	551,298
Capital expenditures	752,700	14,527	—	767,227

Six Months Ended	Contract	Business	Corporate
March 31, 2008	Manufacturing	Imaging	And Other	Consolidated
Net sales	$42,826,300	$11,595,272	$—	$54,421,572
Gross profit	1,833,697	713,256	—	2,546,953
Operating income (loss)	548,956	326,950	(344,614)	531,292
Depreciation and amortization expense	982,781	106,929	3,064	1,092,774
Capital expenditures	321,146	26,582	—	347,728

Six Months Ended	Contract	Business	Corporate
March 31, 2007	Manufacturing	Imaging	And Other	Consolidated
Net sales	$42,310,810	$12,293,930	$—	$54,604,740
Gross profit	1,558,733	919,335	—	2,478,068
Operating income (loss)	303,119	414,409	(191,846)	525,682
Depreciation and amortization expense	941,695	109,760	30,329	1,081,784
Capital expenditures	1,184,551	33,879	—	1,218,430

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
March 31, 2008	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$12,777,959	$2,507,351	$ —	$15,285,310
Property, plant and equipment-net	16,261,152	2,087,167	9,036	18,357,355
Accounts receivable and other (including goodwill)	17,553,366	5,504,086	709,263	23,766,715

Total assets	$46,592,477	$10,098,604	$718,299	$57,409,380

	Contract	Business	Corporate
September 30, 2007	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$14,023,642	$2,331,174	$ —	$16,354,816
Property, plant and equipment-net	16,822,787	2,167,514	12,100	19,002,401
Accounts receivable and other (including goodwill)	17,687,370	5,659,972	668,381	24,015,723

Total assets	$48,533,799	$10,158,660	$680,481	$59,372,940

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2008 results in comparison to fiscal 2007 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, the Company’s ability to successfully attract new customers through our sales initiatives to fill its newly created capacity, the effects of the economy in general, and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2008	2007	$	%	2008	2007	$	%
Net Sales	$29,604	$27,587	$2,017	7	$54,422	$54,605	$(183)	(0.3)

Gross Profit	1,442	1,186	256	22	2,547	2,478	69	3
	4.9%	4.3%			4.7%	4.5%

Operating Expenses	1,046	951	95	10	2,016	1,952	64	3
	3.5%	3.4%			3.7%	3.6%

Operating Income	396	235	161	69	531	526	5	1
	1.3%	0.9%			1.0%	1.0%

Interest Expense	82	158	(76)	(48)	169	250	(81)	(32)
	0.3%	0.6%			0.3%	0.5%

Income Before Income Taxes	315	77	238	309	380	293	87	30
	1.1%	0.3%			0.7%	0.5%

Income Tax Expense	123	30	93	310	149	115	34	30
	0.4%	0.1%			0.3%	0.2%

Net Income	$192	$47	145	309	$231	$178	53	30
	0.6%	0.2%			0.4%	0.3%

Basic and Diluted Earnings Per Share	$0.04	$0.01			$0.05	$0.04

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	March 31,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$23,728	80%	$21,730	79%	$1,998	9%
Business Imaging paper products	5,876	20%	5,857	21	19	0.3%

Net Sales	$29,604	100%	$27,587	100%	$2,017	7%

	2008		2007		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,104	5%	$ 706	3%	$ 398	56%
Business Imaging paper products	338	6%	480	8%	(142)	(29%)

Gross Profit	$1,442	5%	$1,186	4%	$ 256	22%

	Six Months Ended
	March 31,
	2008		2007		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$42,827	79%	$42,311	77%	$ 516	1%
Business Imaging paper products	11,595	21	12,294	23	(699)	(6%)

Net Sales	$54,422	100%	$54,605	100%	$ (183)	(0.3%)

	2008		2007		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,834	4%	$1,559	4%	$ 275	18%
Business Imaging paper products	713	6%	919	7%	(206)	(22%)

Gross Profit	$2,547	5%	$2,478	5%	$ 69	3%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $2.0 million (7%) to $29.6 million in the second quarter of fiscal 2008, when compared to the same period last year. This was due to an increase of $2.0 million (9%) in the Contract Manufacturing segment.
For the six months ended March 31, 2008, net sales decreased $0.2 million (0.3%) when compared to the first six months of fiscal 2007. This was due to an increase of $0.5 million (1%) in the Contract Manufacturing segment and a decrease of $0.7 million (6%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 35% of the Company’s total net sales in both the second quarter of fiscal 2008 and fiscal 2007. This same customer accounted for 37% of the Company’s total net sales in the first six months of fiscal 2008, compared to 34% for the same period last year. The second customer accounted for 36% of the Company’s total net sales in the second quarter of fiscal 2008 compared to 34% for the same period in fiscal 2007. This customer accounted for 33% of the Company’s total net sales in the first six months of fiscal 2008, compared to 35% for the same period last year.
In Contract Manufacturing, the increase in revenues for the first six months was primarily due to two new wipes converting product lines that were not in production for the entire first six months of fiscal 2007, offset by decreases in customer demand for existing products. The Business Imaging segment sales decrease for the first six months was primarily due to continuing competitive pricing resulting in decreased sales to several of the segment’s Hamco brand distributorships, as well as several of its large retail customers.
Gross Profit:
Consolidated gross profit increased $256,000 (22%) for the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007. This was due to an increase of $398,000 (56%) in the Contract Manufacturing segment and a decrease of $142,000 (29%) in the Business Imaging segment.
For the six months ended March 31, 2008, gross profit increased $69,000 (3%) when compared to the same period last year. This was due to an increase of $275,000 (18%) in the Contract Manufacturing segment and a decrease of $206,000 (22%) in the Business Imaging segment.
In Contract Manufacturing, the increase in gross profit for the three and six months was primarily due to decreases in labor and excess waste as a result of the Company’s LEAN manufacturing and Six Sigma initiatives. In Business Imaging, the decrease in gross profit for the three and six months was largely due to strong price competition for the segment’s products combined with rising raw material costs.
Operating Expenses:
Selling, general and administrative expenses increased $95,000 (10%) for the second quarter of fiscal 2008 when compared to the same period in fiscal 2007 and increased $64,000 (3%) when compared to the first six months of fiscal 2007.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $76,000 to $82,000 for the second quarter of fiscal 2008 compared to the same period in fiscal 2007 and decreased $81,000 in comparing the six months due to lower average debt outstanding and lower interest rates on borrowings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Net Income:
The Company reported net income of $191,000 (per share: $0.04 basic and diluted) for the second quarter of fiscal 2008, versus net income of $47,000 (per share: $0.01 basic and diluted) for the same period in fiscal 2007.
For the six months ended March 31, 2008, net income was $231,000 (per share: $0.05 basic and diluted) compared to net income of $178,000 (per share: $0.04 basic and diluted) for the first six months of fiscal 2007.
Liquidity and Capital Resources:
The Company generated $1.1 million in cash from operations through the first six months of fiscal 2008, compared to cash provided by operations of $0.8 million for the same period last year. Cash generated from operations for the first six months of fiscal 2008 resulted from a reduction in accounts receivable of $0.4 million. Accounts payable decreased $1.7 million in the first six months of fiscal 2008 compared to the same period last year. Inventories decreased $1.1 million as a result of reductions in customer demand levels and efforts to reduce average on hand inventory levels for major raw material components. Depreciation was $1.1 million for the first six months.
Net cash used in investing activities was $0.4 million for the first six months of fiscal 2008, primarily related to capital expenditures to support ongoing operational needs.
Net cash used by financing activities was $0.7 million for the first six months of fiscal 2008, primarily due to the Company paying down its revolving credit line. In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its stock at prevailing market prices after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. A total of 37,000 shares were purchased under the plan for an aggregate purchase price of $0.2 million during the quarter ended March 31, 2008.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of March 31, 2008, cash recorded on the balance sheet was $5,616.
The credit agreement governing the Company’s revolving credit line, as amended on February 9, 2007 and March 18, 2008, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts and expires on May 18, 2010.
As of May 15, 2008, the Company had approximately $10.8 million available and $4.2 million outstanding under the revolving credit line pursuant to its credit agreement. According to the terms of the credit agreement, the Company is required to maintain certain financial and operational covenants. As of March 31, 2008, the Company was in compliance with all of its covenants under the credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long term obligations as of March 31, 2008 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 23 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2007. Management believes that as of March 31, 2008, there has been no material change to this information.
ITEM 4T. Controls and Procedures
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2008.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the six-month period ended March 31, 2008.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
February (2/1/08 – 2/29/08)	19,000	$6.26	19,000	81,000
March (3/1/08 – 3/31/08)	18,000	$5.93	18,000	63,000
Total	37,000	$6.09	37,000	63,000
On February 14, 2008, the Company announced that its Board of Directors had approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its stock at prevailing market prices after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. A total of 37,000 shares were purchased under the plan during the quarter ended March 31, 2008.
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

TUFCO TECHNOLOGIES, INC.
Date: May 15, 2008	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: May 15, 2008	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer