Form 10-Q
period 2008-06-30
TUFCO TECHNOLOGIES INC
filed 2008-08-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2008

Common Stock, par value $0.01 per share	4,458,644

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	September 30,
	(Unaudited)	2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$5,680	$6,663
Accounts receivable-net	13,918,827	15,301,870
Inventories	15,704,104	16,354,816
Prepaid expenses and other current assets	863,905	833,896
Income tax receivable	46,747	—
Deferred income taxes	534,990	534,990

Total current assets	31,074,253	33,032,235

PROPERTY, PLANT AND EQUIPMENT-Net	18,206,134	19,002,401
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	122,103	126,729

TOTAL	$56,614,065	$59,372,940

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$10,845,506	$11,706,586
Accrued payroll, vacation and payroll taxes	717,714	513,331
Income taxes payable	325,136	107,182
Other current liabilities	914,677	716,620

Total current liabilities	12,803,033	13,043,719

LONG-TERM DEBT	3,500,000	6,191,666
DEFERRED INCOME TAXES	2,524,062	2,537,154

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Additional paid-in capital	25,337,822	25,304,421
Retained earnings	13,952,967	13,390,699
Treasury stock, 240,097 and 173,097 common shares at cost, respectively	(1,550,906)	(1,141,806)

Total stockholders’ equity	37,786,970	37,600,401

TOTAL	$56,614,065	$59,372,940

TUFCO TECHNOLOGIEES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2008	2007	2008	2007
NET SALES	$30,674,237	$29,814,897	$85,095,809	$84,419,637
COST OF SALES	29,006,838	28,164,798	80,881,457	80,291,470

GROSS PROFIT	1,667,399	1,650,099	4,214,352	4,128,167

OPERATING EXPENSES:
Selling, general & administrative	1,073,445	1,075,256	3,089,106	3,027,642

OPERATING INCOME	593,954	574,843	1,125,246	1,100,525
OTHER INCOME (EXPENSE):
Interest expense	(49,961)	(132,862)	(218,812)	(382,311)
Interest income and other income (expense)	345	1,494	18,350	18,310

INCOME BEFORE INCOME TAXES	544,338	443,475	924,784	736,524
INCOME TAX EXPENSE	213,381	156,342	362,516	271,217

NET INCOME	$330,957	$287,133	$562,268	$465,307

BASIC EARNINGS PER SHARE:
Net Income	$0.07	$0.06	$0.12	$0.10

DILUTED EARNINGS PER SHARE:
Net Income	$0.07	$0.06	$0.12	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,479,743	4,535,640	4,513,831	4,535,376
Diluted	4,488,560	4,572,142	4,525,631	4,562,988
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$562,268	$465,307

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	1,628,179	1,624,604
Amortization	—	15,858
Non-monetary reimbursement of cost	(100,000)	(515,000)
Deferred income taxes	(13,092)	(26,094)
Gain on sale of property, plant and equipment	—	(145)
Stock-based compensation expense	33,401	66,564
Changes in operating working capital:
Accounts receivable	1,383,043	1,400,421
Inventories	650,712	(3,944,810)
Prepaid expenses and other assets	(25,383)	(328,262)
Accounts payable	(835,257)	4,019,024
Accrued and other current liabilities	402,440	356,965
Income taxes payable/receivable	171,207	292,602

Net cash provided by operating activities	3,857,518	3,427,034

INVESTING ACTIVITIES
Additions to property, plant and equipment	(731,912)	(1,588,121)
Proceeds from disposals of property, plant and equipment	—	500
Payment of construction payable	(25,823)	(400,918)

Net cash used by investing activities	(757,735)	(1,988,539)

FINANCING ACTIVITIES
Net repayments	(2,691,666)	(1,439,678)
Proceeds from exercise of stock options	—	2,284
Purchase of treasury stock	(409,100)	—

Net cash used by financing activities	(3,100,766)	(1,437,394)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(983)	1,101

CASH AND CASH EQUIVALENTS:
Beginning of period	6,663	5,267

End of period	$5,680	$6,368

NONCASH SUPPLEMENTAL INFORMATION:
Construction payable	$—	$14,230

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended June 30, 2008 and 2007
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and nine month periods ended June 30, 2008 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2007 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2007 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2007.

2.	Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential effect that EITF No. 07-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, accounting for derivative instruments and related hedged items, and the effect on an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative and quantitative disclosures, as well as disclosures about credit-risk related to contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for the Company’s first fiscal year beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting principles used in financial statements. The FASB does not expect that this statement will result in a change in current practice. SFAS No. 162 is effective for all pronouncement and applications of accounting principles issued after March 15, 1992. The Company has determined that the adoption of SFAS No. 162 did not have a material effect on its consolidated financial statements.

Notes to condensed consolidated financial statements—(continued)

3.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. At the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustment to liabilities, retained earnings, loss from continued operations, or net loss was required. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are fiscal years ending September 30, 2005, 2006 and 2007.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three months and nine months ended June 30, 2008.

4.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 8,817 and 36,502 shares for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007, the common stock equivalents from dilutive stock options outstanding were 11,800 and 27,612 shares, respectively. During the three months ended June 30, 2008 and 2007, options to purchase 200,350 and 40,500 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the nine months ended June 30, 2008 and 2007, options to purchase 166,350 and 67,500 shares, respectively, were excluded from the diluted earnings per share computation.

5.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

6.	Inventories

Inventories consist of the following:

	June 30,	September 30,
	2008	2007
Raw materials	$12,220,272	$11,448,432
Finished goods	3,483,832	4,906,384

Total inventories	$15,704,104	$16,354,816

Notes to condensed consolidated financial statements—(continued)
7.	Stock Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant. Approximately 282,000 shares are available for future grants as of June 30, 2008.

Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations. The Company recognizes compensation expense on a straight-line basis.

During the three months ended December 31, 2007, employees of Tufco Technologies, Inc., received a discretionary grant on October 1, 2007 to acquire 16,850 shares of common stock under Tufco’s 2003 Non-Qualified Stock Option Plan at an exercise price of $7.60 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.85 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.05%, expected volatility of 49.9%, no dividend yield and an expected life of three years.

During the three months ended March 31, 2008, Richard M. Segel in conjunction with his election to serve on the Tufco Technologies, Inc. Board of Directors, received a discretionary grant on February 19, 2008 to acquire 2,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $6.50 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $1.94 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.06%, expected volatility of 51.5%, no dividend yield and an expected life of two years.

During the three months ended June 30, 2008, Messrs. Robert J. Simon, Samuel J. Bero, C. Hamilton Davison, Jr., Brian Kelly, Richard M. Segel and William R. Ziemendorf, in conjunction with their election or reelection to serve on the Tufco Technologies, Inc. Board of Directors, each received a discretionary grant on May 15, 2008 to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $7.00 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.17 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.45%, expected volatility of 53.2%, no dividend yield and an expected life of two years.

In addition, Mr. George Hare, upon formal offer and acceptance of the position of General Manager — Newton Division, received a discretionary grant on June 30, 2008 to acquire 2,000 shares of common stock under Tufco’s 2003 Non-Qualified Stock Option Plan at an exercise price of $6.35 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.54 using the Black-Sholes option-pricing model with the following assumptions: risk-free interest rate of 2.91%, expected volatility of 55.9%, no dividend yield and an expected life of three years.

Notes to condensed consolidated financial statements—(continued)

A summary of stock option activity under the Company’s share-based compensation plan for the nine months ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at September 30, 2007	296,300	$6.74
New grants	38,850	$7.20
Exercised	—	—
Forfeited or expired	(8,000)	$9.25

Outstanding at June 30, 2008	327,150	$6.73	5.4	$97,702

Exercisable at June 30, 2008	308,300	$6.69	5.1	$97,702

The following table summarizes the Company’s share-based compensation awards during the nine months ended June 30, 2008 and 2007:

	Nine Months Ended
	June 30,	June 30,
	2008	2007
Total pre-tax share-based compensation	$33,401	$66,564
Weighted-average grant date fair value	$1.86	$2.05
Total unrecognized compensation cost	$38,715	$9,051
Remaining weighted-average period cost will be recognized over	35 months	3 Months
There were no options exercised during the three month and nine month periods ended June 30, 2008 and 2007.

8.	Stock Repurchase Plan

In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its stock at prevailing market prices after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. A total of 67,000 shares were purchased under the plan through June 30, 2008.

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2008	Manufacturing	Imaging	and Other	Consolidated
Net sales	$24,314,330	$6,359,907	$—	$30,674,237

Gross profit	1,390,035	277,364	—	1,667,399

Operating income (loss)	729,377	67,071	(202,494)	593,954

Depreciation and amortization expense	481,314	52,899	1,192	535,405

Capital expenditures	360,260	23,924	—	384,184

Three Months Ended	Contract	Business	Corporate
June 30, 2007	Manufacturing	Imaging	and Other	Consolidated
Net sales	$24,228,368	$5,586,529	$—	$29,814,897

Gross profit	1,204,136	445,963	—	1,650,099

Operating income (loss)	457,456	223,761	(106,374)	574,843

Depreciation and amortization expense	488,748	54,766	15,164	558,678

Capital expenditures	369,691	—	—	369,691

Nine Months Ended	Contract	Business	Corporate
June 30, 2008	Manufacturing	Imaging	And Other	Consolidated
Net sales	$67,140,630	$17,955,179	$—	$85,095,809

Gross profit	3,223,732	990,620	—	4,214,352

Operating income (loss)	1,278,333	394,022	(547,109)	1,125,246

Depreciation and amortization expense	1,464,095	159,828	4,256	1,628,179

Capital expenditures	681,406	50,506	—	731,912

Nine Months Ended	Contract	Business	Corporate
June 30, 2007	Manufacturing	Imaging	And Other	Consolidated
Net sales	$66,539,178	$17,880,459	$—	$84,419,637

Gross profit	2,762,869	1,365,298	—	4,128,167

Operating income (loss)	760,576	638,170	(298,221)	1,100,525

Depreciation and amortization expense	1,430,443	164,526	45,493	1,640,462

Capital expenditures	1,554,242	33,879	—	1,588,121

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
June 30, 2008	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$12,760,410	$2,943,694	$—	$15,704,104
Property, plant and equipment-net	16,140,098	2,058,192	7,844	18,206,134
Accounts receivable and other (including goodwill)	16,233,238	5,862,269	608,320	22,703,827

Total assets	$45,133,746	$10,864,155	$616,164	$56,614,065

	Contract	Business	Corporate
September 30, 2007	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories	$14,023,642	$2,331,174	$—	$16,354,816
Property, plant and equipment-net	16,822,787	2,167,514	12,100	19,002,401
Accounts receivable and other (including goodwill)	17,687,370	5,659,972	668,381	24,015,723

Total assets	$48,533,799	$10,158,660	$680,481	$59,372,940

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2008 results in comparison to fiscal 2007 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales without damaging the long-term direction of the Company, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, the Company’s ability to successfully attract new customers through our sales initiatives to fill its newly created capacity, the effects of the economy in general and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Net Sales	$30,674	$29,815	$859	3	$85,096	$84,420	$676	1

Gross Profit	1,667	1,650	17	1	4,214	4,128	86	2
	5.4%	5.5%			5.0%	4.9%

Operating Expenses	1,073	1,075	(2)	(0.2)	3,089	3,028	61	2
	3.5%	3.6%			3.6%	3.6%

Operating Income	594	575	19	3	1,125	1,100	25	2
	1.9%	1.9%			1.3%	1.3%

Interest Expense	50	133	(83)	(62)	219	382	(163)	(43)
	0.2%	0.4%			0.3%	0.5%

Income Before Income Taxes	544	443	101	23	925	737	188	26
	1.8%	1.5%			1.1%	0.9%

Income Tax Expense	213	156	57	37	363	271	92	34
	0.7%	0.5%			0.4%	0.3%

Net Income	$331	$287	44	15	$562	$465	97	21
	1.1%	1.0%			0.7%	0.6%

Basic and Diluted Earnings
Per Share	$0.07	$0.06			$0.12	$0.10

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	June 30,
	2008		2007
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$24,314	79%	$24,228	81%	$86	0.4%
Business Imaging paper products	6,360	21%	5,587	19%	773	14%

Net Sales	$30,674	100%	$29,815	100%	$859	3%

	2008		2007
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,390	6%	$1,204	5%	$186	15%
Business Imaging paper products	277	4%	446	8%	(169)	(38%)

Gross Profit	$1,667	5%	$1,650	6%	$17	1%

	Nine Months Ended
	June 30,
	2008		2007
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$67,141	79%	$66,539	79%	$602	1%
Business Imaging paper products	17,955	21%	17,881	21%	74	0.4%

Net Sales	$85,096	100%	$84,420	100%	$676	1%

	2008		2007
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$3,224	5%	$2,763	4%	$461	17%
Business Imaging paper products	990	6%	1,365	8%	(375)	27%

Gross Profit	$4,214	5%	$4,128	5%	$86	2%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $0.9 million (3%) to $30.7 million in the third quarter of fiscal 2008, when compared to the same period last year. This was due to an increase of $0.1 million (0.4%) in the Contract Manufacturing segment and an increase of $0.8 million (14%) in the Business Imaging segment.
For the nine months ended June 30, 2008, net sales increased $0.7 million (1%) when compared to the first nine months of fiscal 2007. This was due to an increase of $0.6 million (1%) in the Contract Manufacturing segment and an increase of $0.1 million (0.4%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 30% of the Company’s total net sales in the third quarter of fiscal 2008 compared to 29% for the same period in fiscal 2007. This same customer accounted for 34% of the Company’s total net sales in the first nine months of fiscal 2008, compared to 32% for the same period last year. The second customer accounted for 40% of the Company’s total net sales in the third quarter of fiscal 2008 compared to 44% for the same period in fiscal 2007. This customer accounted for 35% of the Company’s total net sales in the first nine months of fiscal 2008, compared to 38% for the same period last year.
In Contract Manufacturing, the increase in revenues for the first nine months was primarily due to two new wipes converting product lines that were not in production for the entire first nine months of fiscal 2007, offset by decreases in customer demand for existing products. The Business Imaging segment sales increase for the first nine months was primarily due to a pass through of raw material increases to the segment’s customers. Both segments were affected by the slowdown in the economic environment.
Gross Profit:
Consolidated gross profit increased $17,000 (1%) for the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007. This was due to an increase of $186,000 (15%) in the Contract Manufacturing segment and a decrease of $169,000 (38%) in the Business Imaging segment.
For the nine months ended June 30, 2008, gross profit increased $86,000 (2%) when compared to the same period last year. This was due to an increase of $461,000 (17%) in the Contract Manufacturing segment and a decrease of $375,000 (27%) in the Business Imaging segment.
In Contract Manufacturing, the increase in gross profit for the three and nine months was primarily due to operational gains made as a result of the Company’s continuing LEAN Manufacturing and Six Sigma initiatives. In Business Imaging, the decrease in gross profit for the three and nine months was largely due to strong price competition for the segment’s products combined with rising raw material costs. The effect of the economic slowdown had a negative impact on both segments.
Operating Expenses:
Selling, general and administrative expenses decreased $2,000 (0.2%) for the third quarter of fiscal 2008 when compared to the same period in fiscal 2007 and increased $61,000 (2%) when compared to the first nine months of fiscal 2007.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $83,000 to $50,000 for the third quarter of fiscal 2008 compared to the same period in fiscal 2007 and decreased $163,000 for the first nine months of fiscal 2008 when compared to the same period in fiscal 2007 due to lower average debt outstanding and lower interest rates on borrowings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Continued
Net Income:
The Company reported net income of $331,000 (per share: $0.07 basic and diluted) for the third quarter of fiscal 2008, versus net income of $287,000 (per share: $0.06 basic and diluted) for the same period in fiscal 2007.
For the nine months ended June 30, 2008, net income was $562,000 (per share: $0.12 basic and diluted) compared to net income of $465,000 (per share: $0.10 basic and diluted) for the first nine months of fiscal 2007.
Liquidity and Capital Resources:
The Company generated $3.8 million in cash from operations through the first nine months of fiscal 2008, compared to cash provided by operations of $3.4 million for the same period last year. Cash generated from operations for the first nine months of fiscal 2008 resulted from a reduction in accounts receivable of $1.4 million. Accounts payable decreased $0.8 million in the first nine months of fiscal 2008 compared to the same period last year. Inventories decreased $0.7 million as a result of efforts to reduce average on hand inventory levels for major raw material components. Depreciation was $1.6 million for the first nine months.
Net cash used in investing activities was $0.8 million for the first nine months of fiscal 2008, primarily related to capital expenditures to support ongoing operational needs and to a down payment on a canister line to support the Company’s growth in the expanding disposable nonwovens wipes market.
Net cash used by financing activities was $3.1 million for the first nine months of fiscal 2008, primarily due to the Company paying down its revolving credit line. In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its stock at prevailing market prices after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. A total of 67,000 shares were purchased under the plan for an aggregate purchase price of $0.4 million from approval of the plan through June 30, 2008.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2008, cash recorded on the balance sheet was $5,680.
The credit agreement governing the Company’s revolving credit line, as amended on February 9, 2007 and March 18, 2008, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts and expires on May 18, 2010.
As of August 14, 2008, the Company had approximately $11.0 million available and $4.0 million outstanding under the revolving credit line pursuant to its credit agreement. According to the terms of the credit agreement, the Company is subject to certain financial and operational covenants. As of June 30, 2008, the Company was in compliance with all of its covenants under the credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long term obligations as of June 30, 2008 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to the Company’s exposure to interest rate risk, foreign currency exchange risk, commodity price risk and other relevant market risks is contained on page 23 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended September 30, 2007. Management believes that as of June 30, 2008, there has been no material change to this information.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2008.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the nine-month period ended June 30, 2008.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
February
(2/1/08 - 2/29/08)	19,000	$6.26	19,000	81,000

March
(3/1/08 - 3/31/08)	18,000	$5.93	18,000	63,000

April
(4/1/08 - 4/30/08)	10,000	$6.25	10,000	53,000

May
(5/1/08 - 5/31/08)	10,000	$6.05	10,000	43,000

June
(6/1/08 - 6/30/08)	10,000	$6.05	10,000	33,000

Total	67,000	$6.10	67,000	33,000
On February 14, 2008, the Company announced that its Board of Directors had approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its stock at prevailing market prices after concluding that the cash and debt position would enable these purchases without impairment to the Company’s capital. A total of 67,000 shares were purchased under the plan through June 30, 2008.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Company was held on May 15, 2008.

(b)	See the response to Item 4(c) below.

(c)	At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

Director	For	Withheld
Robert J. Simon	4,055,585	148,683
Samuel J. Bero	4,059,423	144,845
C. Hamilton Davison, Jr.	4,167,000	37,268
Brian Kelly	4,165,445	38,823
Louis LeCalsey, III	4,067,813	136,455
Richard M. Segel	4,166,238	38,030
William R. Ziemendorf	4,166,638	37,630
(d)	Not applicable

ITEM 5. Other Information
None
ITEM 6. Exhibits
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.
Date: August 14, 2008	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: August 14, 2008	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer