Form 10-K
period 2008-09-30
TUFCO TECHNOLOGIES INC
filed 2008-12-29
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2008, was approximately $10,915,025. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ Global Market on March 31, 2008. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 18, 2008 was 4,377,947.
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
     The Company’s products manufactured and services provided at its Green Bay, Wisconsin facility include wet and dry wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, quality and microbiological process management. The facility contract manufactures products from a wide array of materials, including polyethylene films, a variety of nonwovens, paper and tissue. Products include disposable wet and dry wipes for home, personal/baby/medical care use, flexible packaging and disposable table covers. Machinery and equipment at the Green Bay, Wisconsin facility have the capability, developed by the Company’s in-house engineers and technical personnel, to combine or modify various substrates through the use of precise temperature and pressure control.
     The Company invested in its first wipes converting asset in December 2002. It has now grown to be the largest provider of branded contract wet and dry wipes in North America. In fiscal year 2004, the Company invested an additional $3.6 million to expand the capabilities and capacity of its wipes equipment and in fiscal 2006 acquired additional converting equipment for $4.5 million, which started up in the second quarter of that year. These wet and dry wipe assets can convert a variety of nonwoven materials and include a wide variety of folding options, count versatility ranging from six (6) to one hundred twenty (120) wipes per package and integrated downstream flow wrapping, tubbing and rigid top application packaging. In fiscal 2008, the Company agreed to purchase a canister line, which will allow for a wide range of roll diameters and will be complemented with automated downstream filling and packaging to support its growth in the expanding disposable nonwovens wipes market.
     The Company’s Green Bay, Wisconsin facility also offers value-added wide web flexographic printing services. The Company offers 8-color, high resolution, wide web flexographic printing and focuses on products such as paper and poly table covers, flexible packaging used in retail products such as food, soda and overwraps and nonwovens which are used in feminine care, home cleaning and baby diaper products. The Company has two 8-color flexographic printing presses capable of printing solvent and water-based inks, 62” print width at speeds up to 1,500 feet per minute and offers repeat sizes ranging from 15-3/4” to 47-1/4”. The Company uses the customers’ preliminary artwork and outsources all preparatory processes for camera-ready art, layout, and other related services, and then internally mounts the plates. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils. Additional converting equipment that supports the flexographic presses includes folding and packaging of finished printed goods such as poly and paper table covers into finished product. Also, materials can be printed roll-to-roll at the Company and then sent back to the customer for converting.
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
     The Company has a three-year lease on a 2,022 sq. ft. facility in Las Vegas, Nevada. The Company distributes from both its Newton and Las Vegas facilities a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The

Business Imaging (Continued)
Company’s products include roll products ranging in length from 30 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and multi-part forms.
     Late in 2005, the Company introduced a line of products for the restaurant market, including children’s placemats, crayons and guest checks. Many of the Company’s Hamco brand distributors provide point of sale (POS) rolls and other products to individual restaurants as well as major chain restaurants. This new line provides complementary products that can be sold to restaurants at competitive prices while offering higher margins to the Company than POS sales alone. The Company believes that the Las Vegas warehouse facility has opened opportunities for marketing of the Company’s products in the Western United States that were not previously available due to prohibitive shipping costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2007 through fiscal 2008.
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
     The Company’s growth has been supported by capital investment in new facilities and machinery and equipment. During the past two years, the Company spent $2.8 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s custom folding, dry and wet wipes converting and packaging capabilities, and presses which have enabled the Company to print on a variety of substrates. The Company believes it has sufficient capacity to meet its growth expectations.
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
     Tufco has received numerous safety awards at both its Newton, North Carolina and Green Bay, Wisconsin plants. At Newton, the workforce achieved 4 years without a lost time accident from August 2000 through August 2004. One lost time accident was recorded in fiscal year 2007 and in fiscal 2008.
     Tufco’s Green Bay plant has seen similar success. No lost time injuries occurred in fiscal 2005 or 2006. In 2007, the Green Bay plant achieved two million hours without a lost time accident before two lost time injuries occurred. There were no lost time injuries in fiscal 2008.

Sales and Marketing
     Tufco markets its products and services nationally through its 16 full-time sales and customer service employees and 41 manufacturer’s representatives and distributors. The Company’s sales and service personnel are compensated with a base salary plus an incentive bonus. The Company generally utilizes referrals and its industry reputation to attract customers. It also advertises on a limited basis in industry periodicals, at trade shows and through cooperative advertising arrangements with its suppliers and customers and at times conducts direct mailings.
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
     The Company’s customer base consists of over 200 companies, including multinational consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. The Company has significant contracts with new and existing customers for both printing and Contract Manufacturing. One of these customers, a multinational consumer products company, accounted for approximately 30% of total sales in fiscal 2007 and 32% of total sales in fiscal 2008. The contract with this customer expires June 2011. In fiscal 2006, the Company started up two new production lines producing over 50 SKU’s under a new contract. This was the single largest and most complex start-up ever undertaken by Tufco. This customer accounted for approximately 41% of total sales in fiscal 2007 and 36% of total sales in fiscal 2008. The contract with this customer expires April 2009. The Company is currently negotiating an extension to the manufacturing contracts with this customer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, as included in Item 7 of this Report.
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
     Competitors for the Company’s Contract Manufacturing products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. The Company believes it is the largest contract manufacturer of branded wipes in North America. With respect to the Company’s specialty printing and converting services and fine paper converting products, the relevant competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key

Competition (Continued)
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
Product Development and Quality Control
     The Company works with its customers to develop new products and applications. The Company believes that a key factor is its willingness and distinctive technical competency to help customers experiment with a variety of substrates, lotions and packaging materials to develop products with different attributes such as strength, flexibility, absorbency, breathability, moisture-resistance, and appearance. As a result, the Company has been able to support customer product and process development in a way that provides lower costs than if the customers developed these products themselves. Customers may request certain physical tests during trial runs that are performed by the Company’s quality control personnel and, if requested, with the customer on site. After completing the development process, the Company prices a new product or service and designs an ongoing program that provides information to the customer such as quality checks, inventory reports, materials data, and production reports.
     The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9000 certification for over eight years. ISO 9000 is an internationally recognized Quality Management System (QMS) standard. In fiscal 2001, the Green Bay facility upgraded its QMS to meet the revised ISO 9001:2000 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes, the facility has incorporated current Good Manufacturing Practices (as mandated by the Food and Drug Administration) into its QMS. Each year the site’s QMS is audited by multiple customers and undergoes two 3rd party ISO surveillance audits. In 2005, Green Bay began the implementation process for their Lean/Six Sigma initiative by training Green/Black Belts and Lean Manufacturing practitioners, and is now starting its fifth year under these initiatives.
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
Employees
     At September 30, 2008, the Company had 350 employees, of whom 277 were employed at its Green Bay, Wisconsin facility, 70 at its Newton, North Carolina facility, 1 at its Las Vegas, Nevada warehouse, 1 in Dallas, Texas and 1 in New York. The Company has a non-union workforce and believes that its relationship with its employees is good.
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

ITEM 1A — RISK FACTORS
     Not required for a smaller reporting company.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     Not required for a smaller reporting company. However, there are currently no open comments from the SEC staff.
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
     The Company also owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of point of sale rolls, transaction paper products, wide format rolls and in the printing of custom forms and rolls for its Business Imaging products. The Company has a three-year lease on a 2,022 square foot facility in Las Vegas, Nevada.
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

	High	Low	Close
Fiscal 2007:

Quarter ended December 31, 2006	$7.30	$6.00	$7.07
Quarter ended March 31, 2007	$8.48	$6.62	$8.17
Quarter ended June 30, 2007	$8.53	$7.80	$8.20
Quarter ended September 30, 2007	$9.51	$6.03	$7.50

Fiscal 2008:

Quarter ended December 31, 2007	$8.59	$5.52	$6.50
Quarter ended March 31, 2008	$8.10	$5.02	$6.25
Quarter ended June 30, 2008	$7.49	$5.62	$6.35
Quarter ended September 30, 2008	$6.89	$4.82	$5.89
     As of December 18, 2008, there were approximately 95 holders of record of the Common Stock. On December 18, 2008, the last reported sale price of the Common Stock as reported on the NASDAQ Global Market was $3.33 per share.
     The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
     In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. A total of 78,940 shares were purchased for an aggregate purchase price of $478,000 under the plan through September 30, 2008.
ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA
     Not required for a smaller reporting company.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Management’s discussion of the Company’s fiscal 2008 results in comparison to fiscal 2007 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to renew its production agreements with one of these customers, the effects of the economy in general including the recent economic decline, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations. The Company assumes no responsibility to update the forward-looking statements contained in this press release.
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
Results of Operations
     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2008 (“current year” or “fiscal 2008”) in comparison to the fiscal year ended September 30, 2007 (“prior year” or “fiscal 2007”).

Results of Operations (continued)
     The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of income to net sales, and (ii) the year-to-year changes in these items:

			Year-to-Year
	Percentage of Net Sales		Percentage Change
	2008	2007	2008 to 2007
Net sales	100.0%	100.0%	(7%)
Cost of sales	95.2	94.9	(7)

Gross profit	4.8	5.1	(12)

Selling, general and administrative expenses	3.8	3.4	4

Operating income	1.0	1.7	(45)
Interest expense	-0.2	-0.4	(49)
Interest income and other income (expense)	0.0	0.0	NM

Income before income taxes	0.8	1.3	(43)
Income tax expense	0.3	0.5	(48)

Net income	0.5%	0.8%	(40%)

     The components of net sales and gross profit are summarized in the table below:

	2008		2007
		% of		% of
Net Sales	Amount	Total	Amount	Total
		(Dollars in millions)
Contract manufacturing and printing	$86.8	78%	$95.6	80%
Business imaging paper products	24.5	22	24.1	20

Net sales	$111.3	100%	$119.7	100%

		Margin		Margin
Gross Profit	Amount	%	Amount	%
Contract manufacturing and printing	$4.1	5%	$4.3	5%
Business imaging paper products	1.2	5%	1.8	7%

Gross profit	$5.3	5%	$6.1	5%

Fiscal Year Ended September 30, 2008 Compared to September 30, 2007
     Net Sales for fiscal 2008 decreased $8.4 million, primarily due to a $8.9 million (9%) decrease in the Contract Manufacturing segment partially offset by a $0.5 (2%) increase in the Business Imaging paper products segment. Sales for Contract Manufacturing decreased compared to a year ago when the sector had the benefit of both stronger retail demand and two simultaneous new product launches. The decrease was also attributable to a decrease in consumer demand in the fourth quarter of fiscal 2008, which was not a factor in fiscal 2007. The Business Imaging segment sales increase was primarily due to a pass through of raw material increases to the segment’s customers.
     The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 32% of the Company’s total sales in fiscal 2008, compared to 30% in fiscal 2007. The second customer accounted for 36% of the Company’s total sales in fiscal 2008, compared to 41% in fiscal 2007.
     Gross profit decreased $0.8 million (12%) and gross profit percentage remained unchanged at 5% compared to 2007. The margin in the Contract Manufacturing segment remained unchanged at 5% in 2008 compared to 2007 on a gross profit decrease of $0.2 million. The decrease in gross profit was due to a decline in toll revenue as it relates to the decrease in net sales mentioned above. Toll revenue is revenue which does not include a pass through of material costs. The Business Imaging segment experienced a decrease of $0.5 million in gross profit and a decrease in margin to 5% from 7% in 2007. This decrease was primarily due to rising raw material costs combined with strong price competition.
     Selling, general and administrative expenses increased $158,000 in fiscal 2008 when compared to the same period in fiscal 2007, consistent with cost increases in general and an increase in sales staffing.
     Interest expense decreased $0.3 million in 2008 from 2007 due to lower average debt outstanding and lower interest rates on borrowings.
     Income taxes decreased $0.3 million mainly as a result of decreased profits.
     Basic and diluted net earnings per share were $0.13 for 2008 compared to $0.22 for 2007.
Selected Quarterly Financial Data
     Not required for a smaller reporting company.

Liquidity and Capital Resources
     Cash flows provided by operations were $4.9 million for fiscal 2008, and $2.8 million in 2007. Inventories decreased $1.4 million in 2008 as a result of efforts to reduce average on hand inventory levels for major raw material components and decreases in net sales. Accounts receivable decreased $3.5 million in 2008 resulting from decreased sales compared to 2007. Accounts payable decreased $3.4 million in 2008 compared to 2007, primarily due to the decrease in materials purchased. Depreciation was $2.2 million for fiscal 2008 and fiscal 2007. The Company’s working capital position for the years ended September 30, 2008 and 2007 was $18.3 and $19.9 million, respectively, as a result of the change in components discussed above.
     Cash used in investing activities was $1.1 million in fiscal 2008. Contract Manufacturing spent approximately $1.0 million on capital expenditures throughout the year to support ongoing operational needs and for payments on a canister line and associated packaging equipment to support the Company’s growth in the expanding disposable nonwovens wipes market. As of December 18, 2008 the Company expects to spend approximately $0.6 million to complete the purchase of the canister line and associated packaging equipment. In Business Imaging, the amount spent on capital expenditures was $138,000.
     Cash used in financing activities was $3.7 million in fiscal 2008 and $0.7 million in fiscal 2007, resulting primarily from repayment of outstanding indebtedness. In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. A total of 78,940 shares were purchased for an aggregate purchase price of $478,000 under the plan through September 30, 2008. As of December 18, 2008, a total of 157,697 shares were purchased under the plan for an aggregate purchase price of $764,000.
     The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2008, cash recorded on the balance sheet was $68,397.
     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. The Company has significant contracts with new and existing customers for both printing and Contract Manufacturing. One of these customers, a multinational consumer products company, accounted for approximately 30% of total sales in fiscal 2007 and 32% of total sales in fiscal 2008. The contract with this customer expires in June 2011. In fiscal 2006, the Company started up two new production lines producing over 50 SKU’s under a new contract. This was the single largest and most complex start-up ever undertaken by Tufco. This customer accounted for approximately 41% of total sales in fiscal 2007 and 36% of total sales in fiscal 2008. The contract with this customer expires April 2009. The Company is currently negotiating an extension to the manufacturing contracts with this customer. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the contracts are subject to normal business fluctuations.
     On May 20, 2004, the Company entered into a credit agreement. The credit agreement, as amended, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts and expires on May 18, 2010. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2008, the Company had $1.0 million outstanding under the base rate account at a rate of 5.00%, $1.0 million outstanding under one Eurodollar account at a rate of 3.74% and $1.0 million outstanding under a second Eurodollar account at a rate of 4.44%. The credit agreement also includes a commitment to issue commercial and standby letters of credit not to exceed $1.0 million. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2008. The Company had $11.0 million available under the line of credit as of September 30, 2008. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth, after tax net income and restrictions

Liquidity and Capital Resources (Continued)
on maximum allowable debt, stock purchases, mergers, and payment of dividends. At September 30, 2008, the Company was in compliance with all of its covenants under the credit agreement. On December 18, 2008, the Company had approximately $10.5 million available under its revolving credit and swing lines.
     Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 58% and 70% of total accounts receivable at September 30, 2008 and 2007, respectively.
     Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long-term obligations as of September 30, 2008 and any budgeted capital expenditures, assuming the Company meets its business plan.
     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.
Inflation
     In fiscal years 2008 and 2007, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and net income.
Credit Environment
     The credit markets continue to be volatile and experience liquidity shortages due to the instability in the lending industry and overall downturn in the economy. The Company does not engage in any business activities in the lending industry. The Company believes it has sufficient liquidity under its credit agreement at variable interest rates and from cash provided by operations. Sales are concentrated in the consumer staples markets, which are generally considered more stable during uncertain times. However, if these customers continue to curb investment in more discretionary products as a result of the decline in economic conditions, it is possible revenues could decline further.
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
     Goodwill- Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. In order to calculate goodwill, management applies judgment in determining the reporting units, which represent distinct parts of the business. The annual goodwill impairment analysis involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. Management has continued to review the carrying values of goodwill for recoverability based on fair market value estimated using estimated future cash flows and prices of comparable companies in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses.
     In accordance with SFAS No. 144, “Accounting for the Impairment for Disposal of Long-Lived Assets”, the Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the

Critical Accounting Policies (Continued)
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
Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Company has determined that the adoption of SFAS No. 157 did not have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to adopt SFAS No. 159.
     In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company has determined that the adoption of EITF No. 07-3 did not have a material effect on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revised the requirements of SFAS No. 141 related to fair value principles, the cost allocation process and together with other revisions from past practice. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Any business combination in the future will have an effect on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has determined that the adoption of SFAS No. 160 will not have a material effect on its consolidated financial statements.

Recently Issued Accounting Standards (Continued)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, accounting for derivative instruments and related hedged items, and the effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, as well as disclosures about credit-risk related to contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for the Company’s first fiscal year beginning after November 15, 2008. The Company has determined that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB does not expect that this statement will result in a change in current practice. SFAS No. 162 is effective for all pronouncement and applications of accounting principles issued after March 15, 1992. The Company has determined that the adoption of SFAS No. 162 did not have a material effect on its consolidated financial statements.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not required for a smaller reporting company.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Company’s Consolidated Financial Statements are attached as an Appendix to this Report.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A (T) — CONTROLS AND PROCEDURES
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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2008 fiscal year.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f)). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
THE DIRECTORS OF THE COMPANY
     Set forth below is certain biographical information concerning our directors and executive officers as of December 18, 2008:

Name	Age	Position Held

Robert J. Simon	50	Chairman of the Board of Directors

Samuel J. Bero	73	Director

C. Hamilton Davison, Jr.	49	Director

Brian Kelly	65	Director

Louis LeCalsey, III	69	Director, President and Chief Executive Officer

Richard M. Segel	68	Director

William R. Ziemendorf	49	Director
     Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Alkota Cleaning Systems, Inc., Atlantic-Meeco, Inc., Eagle Solutions, Inc., Electron Beam Technologies, Inc., Independent Printing Company, Inc., Indo-European Foods, Inc., Overseas Callander Fund, Ltd., Overseas Equity Investors Ltd., Professional Plumbing Group, Inc., Sunbelt Modular, Inc. and Globe Food Equipment, Inc. as well as several other privately held companies. Mr. Simon received an MBA from New York University Graduate School of Business Administration and a B.S. from the University of Minnesota School of Management.
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

THE DIRECTORS OF THE COMPANY (Continued)
     Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics and North American Procurement for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director of Independent Printing Company, Inc., as well as a member of the Advisory Board for Bradford Equities Management, LLC.
     Mr. Segel has been a director since February 2008. He is President of Highlands, LLC, founded in 2005, which provides consulting, investment and advisory services to businesses and private equity investors. From 1998 to 2004, Mr. Segel was President and CEO of Pamarco Technologies, Inc., a manufacturer/re-manufacturer of printing and converting equipment and key wear components. From 1993 to 1997, Mr. Segel was President and CEO of Dunmore Corporation, a privately held converter of plastic films. From 1990 to 1993, he was an Executive Vice President with Bell and Howell. Mr. Segel is currently a director of Pelagus Fund, Inc. and several privately held companies. He is a Trustee of George School in Newton, PA. Mr. Segel received Bachelors and Masters Degrees in Mechanical Engineering from Yale University, and an MBA from the University of Chicago. He has over 35 years experience in the printing and converting industry.
     Mr. Ziemendorf has been a director since May 2008. He has been President and Chief Executive Officer of Independent Printing Company since 1998. Mr. Ziemendorf began working at Independent Printing in 1986 and held various positions with the company prior to becoming President. Mr. Ziemendorf was employed at Shinners, Hucovski and Company, S.C. as a Certified Public Accountant from June 1981 through April 1986. Mr. Ziemendorf received his Bachelor’s degree from the University of Wisconsin-Eau Claire.
     None of the directors listed herein is related to any other director or executive officer of the Company.

THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company

Louis LeCalsey, III	69	Director, President and Chief Executive Officer
Michael B. Wheeler	63	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Michele M. Cherney	40	Sr. Vice President, Sales and Marketing
George Hare	51	General Manager, Business Imaging Sector
     Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers or directors of the Company.
Executive Officers
     Louis LeCalsey, III—Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics and North American Procurement for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director of Independent Printing Company, Inc., as well as a member of the Advisory Board for Bradford Equities Management, LLC.
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
     Michele M. Cherney — Ms. Cherney assumed the position of Sr. Vice President, Sales & Marketing for the Contract Manufacturing business segment in June of 2006. She had been Vice President, Sales & Marketing for the Contract Manufacturing business segment since 1999. She began her career with Tufco in 1996 as a Marketing Manager in the Sales Department. Prior to joining Tufco, Ms. Cherney was in sales and marketing for Bay West Paper, a division of Wausau Papers, from 1989 until 1996. Ms. Cherney serves as a Director of INDA (Association of the Nonwoven Fabrics Industry) and the Green Bay Advanced Economic Development Organization.
     George Hare — Mr. Hare assumed the position of General Manager, Business Imaging Sector on June 30, 2008. Prior to joining Tufco he had been Vice President of the Contract Manufacturing Division of Diversapack, LLC and was General Manager with Pratt Industries, Georgia Pacific Corporation and Inland Container from 1986 to 2006.

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
     The Audit Committee is currently composed of Mr. C. Hamilton Davison, Jr., Mr. Brian Kelly, and Mr. William R. Ziemendorf. The Audit Committee operates under a written charter adopted by the Board of Directors. The amended and restated Audit Committee Charter was ratified by the Board of Directors on February 9, 2007. The amended and restated Audit Committee Charter was attached as an exhibit to the Company’s definitive Proxy Statement filed in fiscal 2007. For fiscal 2008, the Board of Directors of the Company has determined that Brian Kelly is the Audit Committee Financial Expert (as defined in Item 407(d)(5)(ii) of Regulation S-K). Mr. Kelly is “independent” under the listing standards of the NASDAQ Global Market.
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
     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2008 fiscal year all Section 16(a) filing requirements were complied with.
ITEM 11 — EXECUTIVE COMPENSATION
     Compensation Discussion and Analysis is not required for a smaller reporting company.
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

SUMMARY COMPENSATION TABLE
     The table below sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by our named executive officers.

			Option	All Other
Name and Principal Position	Year	Salary	Awards	Compensation(1)	Total

Louis LeCalsey, III	2008	$286,500	$28,813	$21,634	$336,947
Director, President	2007	$276,000	$14,481	$15,157	$305,638
and CEO

Michael B. Wheeler	2008	$202,500	$4,574	$13,994	$221,068
Executive Vice President,	2007	$195,000	$10,861	$13,708	$219,569
CFO, COO, Secretary and Treasurer

Michele M. Cherney	2008	$170,500	$2,287	$18,586	$191,373
Sr. Vice President,	2007	$164,500	$3,620	$18,963	$187,083
Sales and Marketing

George Hare (2)	2008	$39,600	$448	$1,979	$42,027
General Manager,	2007	—	—	—	—
Business Imaging Sector

(1)	The compensation reported represents contributions to the 401(k) Plan, car allowances and country club dues.

(2)	Mr. Hare assumed the position of General Manager, Business Imaging Sector on June 30, 2008.
Employment Agreements
     Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he serves as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we are obligated to compensate him for a period of one year. If his employment is terminated within 180 days following a change in control of the Company (as defined in the employment agreement), then we (or our successor) will be obligated to pay him his base salary (subject to certain deductions) for a period of two years following the occurrence of the change in control. The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provides for a current annual base salary of $286,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.
     Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $202,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.

Employment Agreements (Continued)
     Ms. Cherney entered into an employment agreement with the Company effective October 1, 1997, under which she serves as Vice President, Sales and Marketing for an initial term of one year with successive one-year renewal terms. Ms. Cherney was promoted to Sr. Vice President Sales and Marketing in June 2006. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for a period of one year. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $170,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.
     Mr. Hare entered into an employment agreement with the Company effective June 30, 2008, under which he serves as General Manager, Business Imaging Sector for an initial term of one year with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If he is terminated without cause, we will be obligated to compensate him for a period of one year. The employment agreement prohibits him from competing with us while employed by us and for one year after the later of his termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $156,000, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2008 held by the named executive officers.

		Number of Securities
	Number of Securities	Underlying Unexercised
	Underlying Unexercised	Options (#)	Option Exercise	Option Expiration
Name	Options (#) Exercisable	Unexercisable	Price($)	Date

Louis LeCalsey, III	30,000	—	$7.00	10/01/11
	16,500	—	$4.92	10/01/12
	15,000	—	$5.71	11/26/13
	12,000	—	$7.87	11/19/14
	6,000	6,000	$7.60	10/01/17
	9,000	9,000	$5.56	9/03/18

Michael B. Wheeler	15,000	—	$5.70	3/27/12
	12,500	—	$4.92	10/01/12
	11,000	—	$5.71	11/26/13
	9,000	—	$7.87	11/19/14
	6,000	6,000	$7.60	10/01/17
	6,000	6,000	$5.56	9/03/18

Michele M. Cherney	4,000	—	$7.00	10/01/11
	4,500	—	$4.92	10/01/12
	4,000	—	$5.71	11/26/13
	3,000	—	$7.87	11/19/14
	3,000	3,000	$7.60	10/01/17
	3,000	3,000	$5.56	9/03/18

George Hare	2,000	2,000	$6.35	6/30/18
	500	500	$5.56	9/03/18
The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period. Options issued under the 2003 Non-Qualified Stock Option Plan generally expire ten years from the date of grant.

POTENTIAL PAYMENT OF TERMINATION OR CHANGE IN CONTROL
     The employment agreements provide for a current annual base salary, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. As of September 30, 2008, the following table sets forth the potential payment that each of our named executive officers would receive upon termination or change in control.

		Compensation of Individual if
	Compensation Following	Terminated Within 180 Days
Name	Termination Without Cause(1)	Following Change in Control(1)

Louis LeCalsey, III	$286,500	$573,000
Michael B. Wheeler	$202,500	—
Michele M. Cherney	$170,500	—
George Hare (2)	$156,000	—

(1)	Some officers would receive a bonus based upon a target for operating income determined by the Compensation Committee.

(2)	Mr. Hare was hired as General Manager for the Business Imaging sector on June 30, 2008.

Director Compensation
     Our directors who are not employees receive:
•	an annual fee of $12,000,

•	a payment of $1,500 for each board meeting attended,

•	a payment of $1,500 for each committee meeting attended, and

•	per diem fees for supplemental Audit Committee services.
     In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director will receive an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On February 19, 2008, Mr. Segel received a discretionary grant to acquire 2,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $6.50 per share. On May 15, 2008, Messrs. Bero, Davison, Kelly, Segel, Simon and Ziemendorf each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $7.00 per share.
DIRECTOR COMPENSATION

	Fees Earned or	Option
Name	Paid in Cash	Awards	Total

Robert J. Simon	$20,000	$4,893	$24,893
Samuel J. Bero	$20,000	$4,893	$24,893
C. Hamilton Davison, Jr.	$23,000	$4,893	$27,893
Brian Kelly	$24,000	$4,893	$28,893
Seymour S. Preston, III (1)	$14,000	$—	$14,000
Richard M. Segel	$10,500	$7,809	$18,309
William R. Ziemendorf	$7,500	$4,893	$12,393

(1)	Mr. Preston served on the Board of Directors until May 15, 2008.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 18, 2008, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.
     Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF
	BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Over 5% Stockholders
Robert J. Simon(1)(3)(4)(14)	2,660,543	60.4%
Barbara M. Henagan(1)(3)	2,621,661	59.9%
Bradford Venture Partners, L.P. (1)(6)	2,619,740	59.8%
Overseas Equity Investors Partners(3)(2)	2,619,740	59.8%

Other Directors And Executive Officers
Samuel J. Bero(7)	206,500	4.7%
Louis LeCalsey III(8)	204,692	4.6%
C. Hamilton Davison, Jr. (5)	32,842	*
Richard M. Segel (9)	5,000	*
Brian Kelly(15)	8,000	*
William R. Ziemendorf (16)	3,000	*
Michael B. Wheeler(10)	50,500	1.1%
George Hare (11)	0	*
Michele M. Cherney (12)	35,000	*
Directors and Executive Officers as a Group (10 persons)(1)(3)(13)	3,206,077	69.4%

*	Less than one percent

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners (“Overseas Equity”), as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

Security Ownership of Certain Beneficial Owners (Continued)
(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 29,000 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 29,000 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(8)	The amount shown includes 75,500 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(9)	The amount shown includes 5,000 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(10)	The amount shown includes 49,500 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(11)	The amount shown includes zero shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(12)	The amount shown includes 16,500 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(13)	The amount shown includes an aggregate of 244,500 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(14)	The amount shown includes 29,000 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(15)	The amount shown includes 8,000 shares that may be acquired under options exercisable within 60 days of December 18, 2008.

(16)	The amount shown includes 3,000 shares that may be acquired under options exercisable within 60 days of December 18, 2008.
Equity Compensation Plan Information
     The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2008.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders (1)	323,150	$6.62	282,350
Equity compensation plans not approved by security holders (2)

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expires April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $206,530 to the partnership that is the lessor of this facility for fiscal year 2008. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
     In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of 10 years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2008, we paid Bradford Ventures Ltd. $389,706 in fees. We believe that the terms of the agreement with Bradford Ventures Ltd. are customary and are at least as favorable to us as could be obtained from an unaffiliated party.
     The Company is a “Controlled Company” as defined in NASDAQ Marketplace Rule 4350(c)(3). The Board of Directors has based this determination on the fact that approximately 60% of the voting stock of the Company is held by Bradford Venture Partners, L.P. and Overseas Equity Investors Ltd., which together constitute a group for purposes of NASDAQ Marketplace Rule 4350(c)(5). The Company’s compensation committees include one director, Robert J. Simon, who is not “independent” under the standards of the Nasdaq Global Market. However, as the Company is a “Controlled Company” it is not required under the standards of the Nasdaq Global Market to have a compensation committee consisting solely of “independent” directors.
     The Board of Directors does not have a standing Nominating Committee or committee performing similar functions; however, the Board of Directors functions in the capacity of the Nominating Committee. As the Company is a “Controlled Company” and a majority of the members of the Board are independent, the Board has determined not to create a separate nominating committee. The Board of Directors has determined that five of the seven directors meet the independence standards under the applicable NASDAQ rules. These Directors are Messrs. Bero, Davison, Kelly, Segel and Ziemendorf.
     The Audit Committee or another independent committee of the Board of Directors is required to approve all related-party transactions required to be disclosed pursuant to Item 404 of Regulation S-K (or such approval may be made by another independent committee of the Board).
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees paid or accrued by the Company for the audit and other services provided by McGladrey & Pullen LLP and Deloitte & Touche LLP for fiscal years 2008 and 2007. On March 19, 2007, the Company dismissed Deloitte & Touche LLP as its independent registered public accounting firm and engaged McGladrey & Pullen LLP as its new independent registered public accounting firm effective immediately. The Audit Committee of the Company’s Board of Directors participated in and approved the decision to change independent registered accounting firms.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES (Continued)

	McGladrey	Deloitte &	McGladrey	Deloitte &
	& Pullen	Touche	& Pullen	Touche
	FY 2008	FY 2008	FY 2007	FY 2007
Audit Fees	$175,000	$5,598	$154,344	$38,182
Audit-Related Fees	8,542	0	8,590	5,718
Tax Fees	0	0	0	0
All Other Fees	8,827	0	0	0
     Audit services of McGladrey & Pullen LLP for fiscal 2008 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. Audit Fees for Deloitte & Touche LLP consisted of the examination of prior year information of the consolidated financial statements of the Company for fiscal 2007. “Audit-Related Fees” include charges related to the fees in connection with consultations on accounting and reporting matters in support of the Company’s financial statements for the year ended September 30, 2008. There were no “Tax Fees” paid to McGladrey & Pullen LLP or Deloitte & Touche LLP during fiscal 2008. All “Other Fees” consisted of fees related to compliance with SOX requirements. The Audit Committee approved all of the services described above.
     Audit services of McGladrey & Pullen LLP and Deloitte & Touche LLP for fiscal 2007 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. “Audit-Related Fees” include charges related to the fees in connection with consultations on accounting and reporting matters in support of the Company’s financial statements for the year ended September 30, 2007. There were no “Tax Fees” or “Other Fees” paid to McGladrey & Pullen LLP or Deloitte & Touche LLP during fiscal 2007. The Audit Committee approved all of the services described above.

PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the consolidated financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted or are not required for a smaller reporting company because the information required is included in the consolidated financial statements and notes thereto.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit
	Number	Description

	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).
	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).
	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).
	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).
	10.7	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).
	10.8	Credit Agreement dated as of May 20, 2004, among Tufco Technologies, Inc., each of the banks or other lending institutions which is or which may from time to time become a signatory thereto or assigned thereof and BankOne, N.A. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, incorporated by reference herein).
	10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).
	10.10	First Amendment to the Credit Agreement dated May 22, 2006 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, incorporated by reference herein).
	10.11	Amended lease between Bero and McClure Partnership and Tufco LP dated November 22, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006, incorporated by reference herein).
	10.12	Second Amendment to the Credit Agreement dated February 9, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 13, 2007, incorporated by reference herein).

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

10.13	Third Amendment to the Credit Agreement dated August 14, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, incorporated by reference herein).
14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).
21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).
23.1	*Consent of McGladrey & Pullen, LLP
31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III
31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler
32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III
32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2008.

Tufco Technologies, Inc.
By:	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis LeCalsey, III Louis LeCalsey, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2008

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2008

/s/ Michael B. Wheeler Michael B. Wheeler	Executive VP, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2008

/s/ Samuel J. Bero Samuel J. Bero	Director	December 29, 2008

/s/ C. Hamilton Davison, Jr. C. Hamilton Davison, Jr.	Director	December 29, 2008

/s/ Brian Kelly Brian Kelly	Director	December 29, 2008

/s/ Richard M. Segel Richard M. Segel	Director	December 29, 2008

/s/ William R. Ziemendorf William R. Ziemendorf	Director	December 29, 2008

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of September 30, 2008 and 2007	F-2

Statements of Income for the Years Ended September 30, 2008 and 2007	F-3

Statements of Stockholders’ Equity for the Years Ended September 30, 2008 and 2007	F-4

Statements of Cash Flows for the Years Ended September 30, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-6 – F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Tufco Technologies, Inc.
We have audited the consolidated balance sheets of Tufco Technologies, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Tufco Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2008, included in the accompanying Item 9A(T)-Controls and Procedures and, accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
December 29, 2008

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$68,397	$6,663
Accounts receivable—net	11,770,981	15,301,870
Inventories—net	14,939,968	16,354,816
Prepaid expenses and other current assets	420,237	833,896
Income taxes receivable	118,991	—
Deferred income taxes	571,583	534,990

Total current assets	27,890,157	33,032,235

PROPERTY, PLANT, AND EQUIPMENT—Net	18,036,764	19,002,401

GOODWILL	7,211,575	7,211,575

OTHER ASSETS—Net	122,297	126,729

TOTAL	$53,260,793	$59,372,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,320,011	$11,706,586
Accrued payroll, vacation, and payroll taxes	562,598	513,331
Income taxes payable	—	107,182
Other current liabilities	700,095	716,620

Total current liabilities	9,582,704	13,043,719

LONG-TERM DEBT	3,000,000	6,191,666

DEFERRED INCOME TAXES	2,896,002	2,537,154

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value—2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value—1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,374,211	25,304,421
Retained earnings	13,981,031	13,390,699
Treasury stock—252,037 and 173,097 common shares at cost	(1,620,242)	(1,141,806)

Total stockholders’ equity	37,782,087	37,600,401

TOTAL	$53,260,793	$59,372,940

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

NET SALES	$111,316,250	$119,708,226

COST OF SALES	105,963,596	113,593,746

GROSS PROFIT	5,352,654	6,114,480

OPERATING EXPENSES:
Selling, general, and administrative	4,215,242	4,057,699

OPERATING INCOME	1,137,412	2,056,781

OTHER (EXPENSE) INCOME:
Interest expense	(265,168)	(519,227)
Interest income and other income	18,570	21,287

Total	(246,598)	(497,940)

INCOME BEFORE INCOME TAXES	890,814	1,558,841

INCOME TAX EXPENSE	300,482	576,065

NET INCOME	$590,332	$982,776

NET INCOME PER SHARE:

Basic	$0.13	$0.22

Diluted	$0.13	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,500,268	4,535,443

Diluted	4,510,992	4,563,984
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Common Stock				Additional			Total
	Voting		Non-voting	Preferred	Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Common Stock	Stock	Capital	Earnings	Stock	Equity

BALANCES—September 30, 2006	4,708,341	47,083	—	—	25,226,526	12,407,923	(1,141,806)	36,539,726
Exercise of employee stock option	400	4	—	—	2,280	—	—	2,284
Stock-based compensation expense	—	—	—	—	75,615	—	—	75,615
Net income	—	—	—	—	—	982,776	—	982,776

BALANCES—September 30, 2007	4,708,741	47,087	—	—	25,304,421	13,390,699	(1,141,806)	37,600,401
Stock-based compensation expense	—	—	—	—	69,790	—	—	69,790
Purchase of treasury stock — 78,940 common shares at cost	—	—	—	—	—	—	(478,436)	(478,436)
Net income	—	—	—	—	—	590,332	—	590,332

BALANCES—September 30, 2008	4,708,741	$47,087	—	—	$25,374,211	$13,981,031	$(1,620,242)	$37,782,087

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

OPERATING ACTIVITIES:
Net income	$590,332	$982,776
Noncash items in net income:
Depreciation and amortization of property, plant, and equipment	2,176,089	2,156,880
Amortization	—	15,858
Non-monetary reimbursement of cost	(100,000)	(480,000)
Deferred income taxes	322,255	389,851
Other	—	(145)
Stock-based compensation expense	69,790	75,615
Changes in operating working capital:
Accounts receivable	3,530,889	(223,163)
Inventories	1,414,848	(2,229,399)
Prepaid expenses and other assets	418,091	(186,774)
Accounts payable	(3,360,752)	2,184,762
Accrued and other current liabilities	32,742	(12,005)
Income taxes receivable	(118,991)	46,893
Income taxes payable	(107,182)	107,182

Net cash provided by operating activities	4,868,111	2,828,331

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,110,452)	(1,739,123)
Payment of construction payable	(25,823)	(400,918)
Other	—	500

Net cash used in investing activities	(1,136,275)	(2,139,541)

FINANCING ACTIVITIES:
Repayment of long-term debt	(3,191,666)	(689,678)
Purchase of treasury stock	(478,436)	—
Issuance of common stock	—	2,284

Net cash used in financing activities	(3,670,102)	(687,394)

NET INCREASE IN CASH	61,734	1,396

CASH:
Beginning of year	6,663	5,267

End of year	$68,397	$6,663

NONCASH SUPPLEMENTAL INFORMATION:
Construction payable	$—	$25,823
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements—Consolidated financial statements include the accounts of Tufco Technologies, Inc., and its subsidiaries, Tufco LLC, and Tufco LP and its wholly owned subsidiary Hamco Manufacturing and Distributing LLC (the “Company”). Significant intercompany transactions and balances are eliminated in consolidation. The Company provides integrated manufacturing services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality microbiological process management and manufactures and distributes business imaging paper products.

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

Goodwill—Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. Management has continued to review the carrying values of goodwill for recoverability on the annual measurement date of June 30, based on estimated fair market value using the expected present value of future cash flows and prices of comparable companies in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

There were no changes in the carrying amount of goodwill by reporting unit for the years ended September 30, 2008 and 2007. Goodwill by reporting unit is:

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

Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was 10,724, and 28,541 shares in fiscal 2008 and 2007, respectively. During fiscal 2008 and 2007, options to purchase 167,350 shares, and 82,500 shares, respectively, were excluded from the diluted earnings per share computation, as the effects of such options would have been “anti-dilutive”.

Recently Issued Accounting Standards— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Company has determined that the adoption of SFAS No. 157 did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to adopt SFAS No. 159.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company has determined that the adoption of EITF No. 07-3 did not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141 (R) revised the requirements of SFAS No. 141 related to fair value principles, the cost allocation process and together with other revisions from past practice. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Any business combination in the future will have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has determined that the adoption of SFAS No. 160 will not have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, accounting for derivative instruments and related hedged items, and the effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, as well as disclosures about credit-risk related to contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for the Company’s first fiscal year beginning after November 15, 2008. The Company has determined that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB does not expect that this statement will result in a change in current practice. SFAS No. 162 is effective for all pronouncement and applications of accounting principles issued after March 15, 1992. The Company has determined that the adoption of SFAS No. 162 did not have a material effect on its consolidated financial statements.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $128,556, and $105,271 at September 30, 2008 and 2007, respectively. Amounts due from two multinational consumer products customers represent 58% and 70% of total accounts receivable at September 30, 2008 and 2007, respectively. Accounts receivable included none and $436,736 for the cost of equipment to be reimbursed by one of these customers at September 30, 2008 and 2007, respectively.
3.	INVENTORIES

Inventories at September 30, 2008 and 2007, consist of the following:

	2008	2007

Raw materials	$11,407,472	$11,448,432
Finished goods	3,532,496	4,906,384

Total inventories	$14,939,968	$16,354,816

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $312,332 and $197,064 at September 30, 2008 and 2007, respectively.
4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2008 and 2007, consist of the following:

	2008	2007

Land and land improvements	$631,042	$631,042
Buildings	9,817,231	9,817,231
Leasehold improvements	753,952	753,952
Machinery and equipment	24,019,694	23,473,684
Computer equipment and software	5,571,446	5,399,114
Furniture and fixtures	560,154	542,355
Vehicles	44,206	44,206

	41,397,725	40,661,584

Less accumulated depreciation and amortization	25,120,916	22,944,927

Net depreciated value	16,276,809	17,716,657

Construction in progress	1,759,955	1,285,744

Property, plant, and equipment—net	$18,036,764	$19,002,401

5.	OTHER ASSETS

Other assets at September 30, 2008 and 2007, consist of the following:

	2008	2007

Loan origination and other fees	$—	$138,267
Less accumulated amortization	—	(138,267)

Subtotal	—	—

Note receivable bearing interest at 7% to 10%, due in variable monthly installments through 2009	—	5,205
Prepaid rent on leased equipment	1,794	9,202
Deposits on equipment to be acquired and other	22,805	22,805
Cash surrender value of life insurance	97,698	89,517

Other assets—net	$122,297	$126,729

6.	LONG-TERM DEBT

Long-term debt at September 30, 2008 and 2007, consists of the following:

	2008	2007

Long-term note payable to banks, under a $15 million unsecured credit agreement	$3,000,000	$6,000,000

Other Long-term Debt	—	191,666

Total Long-term Debt	$3,000,000	$6,191,666

On May 20, 2004, the Company entered into a credit agreement. The credit agreement, as amended, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts and expires on May 18, 2010. Borrowings under the line of credit are made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account is calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account is calculated based on LIBOR. As of September 30, 2008, the Company had $1,000,000 outstanding under the base rate account at a rate of 5.00%, $1,000,000 outstanding under one Eurodollar account at a rate of 3.74% and $1,000,000 outstanding under a second Eurodollar account at a rate of 4.44%. The credit agreement also includes a commitment to issue commercial and standby letters of credit not to exceed $1,000,000. The Company had no amounts outstanding under the letter of credit commitment as of September 30, 2008. The Company had $11,000,000 available under the line of credit as of September 30, 2008.

The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth, after tax net income and restrictions on maximum allowable debt, stock purchases, mergers, and payment of dividends. The Other Long-Term Debt of $191,666 relates to an amount due to a specific customer for the purchase of new wipe converting equipment. Payment is due in April of 2009 and is included in “other current liabilities” at September 30, 2008 and 2007.

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
7.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax liability as of September 30, 2008 and 2007, are as follows:

	2008	2007

Current deferred tax asset:
Valuation allowances for accounts receivable and inventories—not currently deductible	$168,820	$115,764
Inventory costs capitalized for tax purposes	44,684	48,916
Vacation and severance accruals—not currently deductible	87,342	87,342
Other accruals—not currently deductible	55,353	186,991
State income tax attributes	110,832	18,148
Stock compensation	104,552	77,829

Total current assets	571,583	534,990

Noncurrent deferred tax liability:
Accelerated tax depreciation on property and equipment	(1,996,041)	(1,882,751)
Accelerated tax amortization of goodwill	(899,961)	(654,403)

Total noncurrent liability—net	(2,896,002)	(2,537,154)

Net deferred tax liability	$(2,324,419)	$(2,002,164)

The components of income tax expense are as follows:

	2008	2007

Current tax (benefit) expense:
Federal	$(30,473)	$173,506
State	8,700	12,708

Total	(21,773)	186,214

Deferred tax expense:
Federal	296,849	302,628
State	25,406	87,223

Total	322,255	389,851

Income tax expense	$300,482	$576,065

Income tax expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2008	2007

Federal income taxes computed at statutory rates	$302,877	$530,006
State income taxes—net of federal tax benefit	22,510	65,954
Other nondeductibles	6,148	5,109
Other	(31,053)	(25,004)

Income tax expense	$300,482	$576,065

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting For Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on October 1, 2007. At the adoption date and as of September 30, 2008, the Company had no material unrecognized tax benefits and no adjustment to liabilities, retained earnings, loss from continued operations, or net loss was required. The adoption of FIN 48 had no effect on the Company’s basic and diluted earnings per share. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. The Company recently completed an IRS Audit through September 30, 2007 and the proposed adjustment accepted by the Company resulted in additional income tax of $20,194.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the year ended September 30, 2008.

8.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a new lease with the partnership that expires in March 2013, which is classified as an operating lease and requires monthly rental payments of $10,796 through December 2006, $16,800 in January through March 2007 and $17,070 thereafter which increase 1.65% every twelve months beginning on April 1, 2008 through the duration of the lease term. Rental expense under the lease totaled $206,530 for fiscal 2008 and $185,819 for fiscal 2007, respectively. On the expiration date there is an option for an additional five-year term to be negotiated. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire on varying dates over the next five years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2008, are as follows:

2009	$1,307,736
2010	862,711
2011	288,694
2012	260,227
2013	111,153

Total	$2,830,521

Rental expense for all operating leases totaled $1,518,363 and $1,425,137 for the years ended September 2008 and 2007, respectively.

Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. Management believes the outcome of these matters will not materially affect the financial position, results of operations, or cash flows of the Company.
9.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of an employee’s contribution. Expenses relating to the defined contribution 401(k) plan totaled $168,553 and $167,237 for fiscal 2008 and 2007, respectively.

10.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2008 and 2007, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Repurchase Plan—In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. A total of 78,940 shares were purchased under the plan through September 30, 2008.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan, the (“2003 Plan”) currently reserves 282,350 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. During fiscal 2008, options to purchase 38,850 shares of voting common stock were granted. No options were issued in fiscal 2007 under the 2003 Plan.

The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During each of the fiscal years 2008, and 2007, options to purchase 20,000 and 17,000 shares, respectively, of voting common stock were granted under the 2004 Plan.

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

For the years ended September 30, 2008 and 2007, the total stock compensation expense recognized by the Company was $69,790 and $75,615, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $27,358 and $29,641 for the years ended September 30, 2008 and 2007, respectively. There was $37,841 of unrecognized compensation cost related to 2008 share-based compensation awards as of September 30, 2008.

A summary of the stock option activity under the Company’s share-based compensation plans for the years ended September 30, 2007 and 2008 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

Outstanding at September 30, 2006	460,950	$7.74
New grants	17,000	7.90
Exercised	(400)	5.71
Forfeited or expired	(181,250)	8.72

Outstanding at September 30, 2007	296,300	$6.74
New grants	58,850	6.64
Exercised	—	—
Forfeited or expired	(32,000)	7.75

Outstanding at September 30, 2008	323,150	$6.62	5.4	$53,834

Exercisable at September 30, 2008	284,300	$6.64	4.9	$47,234

The weighted average grant date fair value of options granted during fiscal 2008 and 2007 was estimated at $1.83, and $2.05 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2008 and 2007:

	2008	2007

Risk-free interest rate	2.48%	4.64%
Expected volatility	61.1%	47.8%
Dividend yield	0.0%	0.0%
Expected option life, standard option (years)	3.0	2.0
In fiscal 2008, no employee stock options were exercised. In fiscal 2007, 400 shares of employee stock options were exercised. The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $5.89 on the last business day for the year ended September 30, 2008. Cash proceeds received from the exercise of options during 2007 were $2,284. The total intrinsic value of options exercised during 2007 was $968. The realized tax benefit is recognized, when material, as an increase to additional paid-in capital or a decrease to income tax expense with an offset to deferred tax assets, depending on the accumulation of windfalls and shortfalls under SFAS No. 123(R).
11.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. Consulting expense was $389,706 and $371,149 for fiscal 2008 and 2007, respectively.

As discussed in footnote 8 “Commitments and Contingencies,” the Company leases facilities from a partnership composed of current and former stockholders.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows:

	2008	2007

Interest paid	$283,892	$524,350

Income taxes paid	$200,000	$32,140

13.	MAJOR CUSTOMER AND SEGMENT INFORMATION

Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements, accounted for the following percentage of total sales:

	2008	2007
Contract Manufacturing segment
Customer A	36%	41%
Customer B	32%	30%
The manufacturing contract with Customer A expires April 2009 and the manufacturing contract with Customer B expires June 2011. The Company is currently negotiating an extension to the manufacturing contracts with Customer A.
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

	Contract	Business	Corporate
Fiscal 2008	Manufacturing	Imaging	and Other	Consolidated

Net sales	$86,786,047	$24,530,203	$—	$111,316,250

Gross profit	4,102,737	1,249,917	—	5,352,654

Operating income (loss)	1,490,523	383,348	(736,459)	1,137,412

Depreciation and amortization expense	1,956,682	214,557	4,850	2,176,089

Capital expenditures	972,936	137,516	—	1,110,452

Assets:
Inventories—net	$12,209,659	$2,730,309	$—	$14,939,968
Property, plant, and equipment—net	15,939,041	2,090,473	7,250	18,036,764
Accounts receivable and other (including goodwill)	13,425,593	5,977,200	881,268	20,284,061

Total assets	$41,574,293	$10,797,982	$888,518	$53,260,793

	Contract	Business	Corporate
Fiscal 2007	Manufacturing	Imaging	and Other	Consolidated

Net sales	$95,652,581	$24,055,645	$—	$119,708,226

Gross profit	4,339,916	1,774,564	—	6,114,480

Operating income (loss)	1,658,699	789,221	(391,139)	2,056,781

Depreciation and amortization expense	1,905,543	220,204	46,991	2,172,738

Capital expenditures	1,693,204	45,919	—	1,739,123

Assets:
Inventories—net	$14,023,642	$2,331,174	$—	$16,354,816
Property, plant, and equipment—net	16,822,787	2,167,514	12,100	19,002,401
Accounts receivable and other (including goodwill)	17,687,370	5,659,972	668,381	24,015,723

Total assets	$48,533,799	$10,158,660	$680,481	$59,372,940