Form 10-Q
period 2008-12-31
TUFCO TECHNOLOGIES INC
filed 2009-02-13
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2009

Common Stock, par value $0.01 per share	4,334,122

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec. 31,
	2008	September 30,
	(Unaudited)	2008
Assets
CURRENT ASSETS:
Cash	$6,767	$68,397
Accounts receivable—net	12,242,684	11,770,981
Inventories — net	14,272,905	14,939,968
Prepaid expenses and other current assets	525,319	420,237
Income taxes receivable	118,991	118,991
Deferred income taxes	571,583	571,583

Total current assets	27,738,249	27,890,157

PROPERTY, PLANT AND EQUIPMENT—Net	18,042,669	18,036,764
GOODWILL	7,211,575	7,211,575
OTHER ASSETS—Net	122,549	122,297

TOTAL	$53,115,042	$53,260,793

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$7,398,220	$8,320,011
Accrued payroll, vacation and payroll taxes	674,240	562,598
Other current liabilities	396,137	700,095

Total current liabilities	8,468,597	9,582,704

LONG-TERM DEBT	4,250,000	3,000,000
DEFERRED INCOME TAXES	2,894,481	2,896,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,378,090	25,374,211
Retained earnings	13,992,615	13,981,031
Treasury stock, 333,743 and 252,037 common shares at cost	(1,915,828)	(1,620,242)

Total stockholders’ equity	37,501,964	37,782,087

TOTAL	$53,115,042	$53,260,793

TUFCO TECHNOLOGIEES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2008	2007
NET SALES	$23,185,787	$24,817,953
COST OF SALES	22,148,474	23,713,435

GROSS PROFIT	1,037,313	1,104,518

OPERATING EXPENSES:
Selling, general & administrative	1,026,595	969,615
Gain on asset sales	(37,500)	—

OPERATING INCOME	48,218	134,903
OTHER INCOME (EXPENSE):
Interest expense	(42,606)	(87,111)
Interest income and other income (expense)	13,439	17,745

INCOME BEFORE INCOME TAXES	19,051	65,537
INCOME TAX EXPENSE	7,467	25,691

NET INCOME	$11,584	$39,846

BASIC EARNINGS PER SHARE:
Net Income	$0.00	$0.01

DILUTED EARNINGS PER SHARE:
Net Income	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,412,242	4,535,644
Diluted	4,412,242	4,552,607
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2008	2007
OPERATING ACTIVITIES

Net income	$11,584	$39,846

Noncash items in net income:
Depreciation and amortization of property, plant and equipment	568,400	548,752
Non-monetary reimbursement of cost	—	(100,000)
Deferred income taxes	(1,521)	(4,782)
Gain on sale of property, plant and equipment	(37,500)	—
Stock-based compensation expense	3,879	12,199
Changes in operating working capital:
Accounts receivable	(471,703)	3,656,085
Inventories	667,062	(1,155,291)
Prepaid expenses and other assets	(105,333)	(246,432)
Accounts payable	(1,028,610)	(2,173,212)
Accrued and other current liabilities	(199,303)	114,500
Income taxes payable/receivable	6,988	(153,929)

Net cash (used) provided by operating activities	(586,057)	537,736

INVESTING ACTIVITIES
Additions to property, plant and equipment	(467,487)	(190,476)
Proceeds from disposals of property, plant and equipment	37,500	—
Payment of construction payable	—	(25,823)

Net cash used in investing activities	(429,987)	(216,299)

FINANCING ACTIVITIES
Net borrowings (repayments) of debt	1,250,000	(320,579)
Purchase of treasury stock	(295,586)	—

Net cash provided (used) by financing activities	954,414	(320,579)

NET (DECREASE) INCREASE IN CASH	(61,630)	858

CASH:
Beginning of period	68,397	6,663

End of period	$6,767	$7,521

NONCASH SUPPLEMENTAL INFORMATION:

Construction payable	$106,819	—

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2008 and 2007
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month period ended December 31, 2008 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2008 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2008 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008.

2.	Recently Issued Accounting Standards

On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB issued FSP SFAS No. 157-2 which deferred the effective date of SFAS No. 157, until the beginning of our 2010 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company determined that the adoption of SFAS No. 157 did not have a material effect on its consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The Company currently does not have any Level 1, Level 2 or Level 3 financial instruments. Substantially all of the Company’s cash and cash equivalents are held in demand deposits with its bank. The fair value of these assets is determined by deposit values and interest earned based on stated bank rates.

Notes to condensed consolidated financial statements—(continued)

3.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was zero and 16,963 shares for the three months ended December 31, 2008 and 2007, respectively. During the three months ended December 31, 2008 and 2007, options to purchase 300,150 and 154,350 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2008	2008
Raw materials	$11,239,365	$11,407,472
Finished goods	3,033,540	3,532,496

Total inventories	$14,272,905	$14,939,968

5.	Stock Repurchase Plan

In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. A total of 160,646 shares were purchased under the plan for an aggregate purchase price of $0.8 million from approval of the plan through December 31, 2008. For the three months ended December 31, 2008, a total of 81,706 shares were purchased under the plan for an aggregate purchase price of $0.3 million. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000.

6.	Segment Information

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
December 31, 2008	Manufacturing	Imaging	and Other	Consolidated
Net sales	$17,436,202	$5,749,585	$—	$23,185,787

Gross profit	799,116	238,197	—	1,037,313

Operating income (loss)	253,651	9,695	(215,128)	48,218

Depreciation and amortization expense	515,141	52,666	593	568,400

Capital expenditures	467,487	—	—	467,487

Three Months Ended	Contract	Business	Corporate
December 31, 2007	Manufacturing	Imaging	and Other	Consolidated
Net sales	$19,098,813	$5,719,140	$—	$24,817,953

Gross profit	729,255	375,263	—	1,104,518

Operating income (loss)	124,224	199,667	(188,988)	134,903

Depreciation and amortization expense	492,135	55,044	1,573	548,752

Capital expenditures	165,844	24,632	—	190,476

	Contract	Business	Corporate
December 31, 2008	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories—net	$10,798,070	$3,474,835	$—	$14,272,905
Property, plant and equipment—net	15,998,206	2,037,807	6,656	18,042,669
Accounts receivable and other (including goodwill)	14,410,435	5,569,143	819,890	20,799,468

Total assets	$41,206,711	$11,081,785	$826,546	$53,115,042

	Contract	Business	Corporate
September 30, 2008	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories—net	$12,209,659	$2,730,309	$—	$14,939,968
Property, plant and equipment—net	15,939,041	2,090,473	7,250	18,036,764
Accounts receivable and other (including goodwill)	13,425,593	5,977,200	881,268	20,284,061

Total assets	$41,574,293	$10,797,982	$888,518	$53,260,793

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2009 results in comparison to fiscal 2008 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to renew its production agreements with one of these customers, the effects of the economy in general including the recent economic decline, material increases in the cost of base paper stock, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to produce new products, the Company’s ability to continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period
	December 31,		Change
	2008	2007	$	%
Net Sales	$23,186	$24,818	$(1,632)	(7)

Gross Profit	1,037	1,105	(68)	(6)
	4.5%	4.5%

Operating Expenses	989	970	19	2
	4.3%	3.9%

Operating Income	48	135	(87)	(64)
	0.2%	0.5%

Interest Expense	43	87	(44)	(51)
	0.2%	0.4%

Income Before Income Taxes	19	66	(47)	(71)
	0.1%	0.3%

Income Tax Expense	7	26	(19)	(73)
	0.0%	0.1%

Net Income	$12	$40	(28)	(70)
	0.1%	0.2%

	Three Months Ended
	December 31,
	2008		2007
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$17,436	75%	$19,099	77%	$(1,663)	(9%)
Business Imaging paper products	5,750	25%	5,719	23%	31	0.5%

Net Sales	$23,186	100%	$24,818	100%	$(1,632)	(7%)

	2008		2007
		Margin		Margin	Period-to-Period Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$799	5%	$729	4%	$70	10%
Business Imaging paper products	238	4%	376	7%	(138)	(37%)

Gross Profit	$1,037	4%	$1,105	4%	$(68)	(6%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales decreased $1.6 million (7%) to $23.2 million in the first quarter of fiscal 2009, when compared to the same period last year. This was due to a decrease of $1.7 million (9%) in the Contract Manufacturing segment partially offset by a slight increase of $31,000 (0.5%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 27% of the Company’s total net sales in the first quarter of fiscal 2009 compared to 39% for the same period in fiscal 2008. The second customer accounted for 37% of the Company’s total net sales in the first quarter of fiscal 2009 compared to 30% for the same period in fiscal 2008.
In Contract Manufacturing, the decrease in revenues was primarily related to a drop in sales of a product which benefited from a market launch in the first quarter of fiscal 2008. In addition, sales of an existing product were lost due to a customer required packaging conversion which was outside of Tufco’s then current capabilities. These decreases were partially offset by increases in consumer demand for other existing products and business from new customers. The Business Imaging segment remained relatively flat for the first three months primarily due to continued strong price competition for the segment’s products. Both segments were affected by the overall slowdown in the economic environment.
Gross Profit:
Consolidated gross profit decreased $68,000 (6%) for the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. This was due to an increase of $70,000 (10%) in the Contract Manufacturing segment and a decrease of $138,000 (37%) in the Business Imaging segment.
In Contract Manufacturing, the increase in gross profit for the three months was primarily due to operational gains made as a result of the Company’s continuing LEAN Manufacturing and Six Sigma initiatives. In addition, other operational expenses were reduced to reflect the decrease in net sales. In Business Imaging, the decrease in gross profit for the three months was largely due to strong price competition for the segment’s products. The effect of the overall economic slowdown had a negative impact on both segments.
Operating Expenses:
Selling, general and administrative expenses increased $57,000 (6%) for the first quarter of fiscal 2009 when compared to the same period in fiscal 2008, due to an increase in sales staffing and the filling of the General Manager position for the Business Imaging sector. Operating expenses for the three months ended December 31, 2008 were reduced by $37,500, reflecting the gain on the sale of a bag sealer and case packer that was completed in the first quarter of fiscal 2009.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $44,000 to $43,000 for the first quarter of fiscal 2009 compared to the same period in fiscal 2008 due to lower average debt outstanding and lower interest rates on borrowings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Income:
The Company reported net income of $12,000 (per share: $0.00 basic and diluted) for the first quarter of fiscal 2009, versus net income of $40,000 (per share: $0.01 basic and diluted) for the same period in fiscal 2008.
Liquidity and Capital Resources:
Cash flows (used in) operations were $0.6 million through the first three months of fiscal 2009, compared to cash provided by operations of $0.5 million for the same period last year. Cash used in operations for the first three months of fiscal 2009 resulted from an increase in accounts receivable of $0.5 million. Accounts payable decreased $1.0 million in the first three months of fiscal 2009 compared to the same period last year, primarily due to the decrease in materials purchased. Inventories decreased $0.7 million as a result of efforts to reduce average on hand inventory levels for major raw material components and decreases in net sales. Depreciation was $0.6 million for the first three months.
Net cash used in investing activities was $0.4 million for the first three months of fiscal 2009, primarily related to capital expenditures to support ongoing operational needs and for payments on a canister line and associated packaging equipment to support the Company’s growth in the expanding disposable nonwovens wipes market.
Net cash provided by financing activities was $1.0 million for the first three months of fiscal 2009 as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. A total of 160,646 shares were purchased under the plan for an aggregate purchase price of $0.8 million from approval of the plan through December 31, 2008. For the three months ended December 31, 2008, a total of 81,706 shares were purchased under the plan for an aggregate purchase price of $0.3 million. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2008, cash recorded on the balance sheet was $6,767.
The credit agreement governing the Company’s revolving credit line, as amended on February 9, 2007 and March 18, 2008, includes a $14.0 million revolving line of credit facility as well as a $1.0 million swing line available for overdrafts and expires on May 18, 2010.
As of February 13, 2008, the Company had approximately $10.8 million available and $4.2 million outstanding under the revolving credit line pursuant to its credit agreement. According to the terms of the credit agreement, the Company is subject to certain financial and operational covenants. As of December 31, 2008, the Company was in compliance with all of its covenants under the credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long term obligations as of December 31, 2008 and any budgeted capital expenditures.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.
Off Balance Sheet Arrangements:
The Company has no Off Balance Sheet Arrangements (as defined in Item 303(a)(4) of Regulation S-K).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
A smaller reporting company is not required to provide the information required by this Item.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2008.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.
ITEM 1A. Risk Factors
A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended December 31, 2008.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
October
(10/1/08 — 10/31/08)	34,396	$4.14	34,396	86,664

November
(11/1/08 — 11/30/08)	23,520	$3.51	23,520	63,144

December
(12/1/08 — 12/31/08)	23,790	$2.97	23,790	39,354

Total	81,706	$3.62	81,706	39,354(1)

(1)	Does not give effect to the increase in the number of shares approved in January 2009, as described below.
On February 14, 2008, the Company announced that its Board of Directors had approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. A total of 160,646 shares were purchased under the plan for an aggregate purchase price of $0.8 million from approval of the plan through December 31, 2008. For the three months ended December 31, 2008, a total of 81,706 shares were purchased under the plan for an aggregate purchase price for $0.3 million. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000.
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

TUFCO TECHNOLOGIES, INC.

Date:	February 13, 2009	/s/ Louis LeCalsey, III

Louis LeCalsey, III
President and Chief Executive Officer

Date:	February 13, 2009	/s/ Michael B. Wheeler

Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer