Form 10-Q
period 2009-03-31
TUFCO TECHNOLOGIES INC
filed 2009-05-15
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2009

Common Stock, par value $0.01 per share	4,314,525

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	September 30,
	(Unaudited)	2008
Assets
CURRENT ASSETS:
Cash	$4,611	$68,397
Accounts receivable — net	10,066,203	11,770,981
Inventories — net	13,169,017	14,939,968
Prepaid expenses and other current assets	21,050	420,237
Income taxes receivable	118,991	118,991
Deferred income taxes	571,583	571,583

Total current assets	23,951,455	27,890,157

PROPERTY, PLANT AND EQUIPMENT — Net	18,142,858	18,036,764
GOODWILL	7,211,575	7,211,575
OTHER ASSETS — Net	124,594	122,297

TOTAL	$49,430,482	$53,260,793

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$5,342,155	$8,320,011
Accrued payroll, vacation and payroll taxes	613,117	562,598
Other current liabilities	184,286	700,095

Total current liabilities	6,139,558	9,582,704

LONG-TERM DEBT	3,763,893	3,000,000
DEFERRED INCOME TAXES	2,892,960	2,896,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value – 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value – 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,381,969	25,374,211
Retained earnings	13,335,825	13,981,031
Treasury stock, 391,819 and 252,037 common shares at cost	(2,130,810)	(1,620,242)

Total stockholders’ equity	36,634,071	37,782,087

TOTAL	$49,430,482	$53,260,793

TUFCO TECHNOLOGIEES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2009	2008	2009	2008
NET SALES	$19,454,822	$29,603,619	$42,640,609	$54,421,572
COST OF SALES	19,428,672	28,161,184	41,577,146	51,874,619

GROSS PROFIT	26,150	1,442,435	1,063,463	2,546,953

OPERATING EXPENSES:
Selling, general & administrative	1,080,648	1,046,046	2,107,243	2,015,661
Gain on asset sales	—	—	(37,500)	—

OPERATING (LOSS) INCOME	(1,054,498)	396,389	(1,006,280)	531,292
OTHER INCOME (EXPENSE):
Interest expense	(25,913)	(81,740)	(68,519)	(168,851)
Interest income and other income (expense)	164	261	13,603	18,005

(LOSS) INCOME BEFORE INCOME TAXES	(1,080,247)	314,910	(1,061,196)	380,446
INCOME TAX (BENEFIT) EXPENSE	(423,457)	123,444	(415,990)	149,135

NET (LOSS) INCOME	$(656,790)	$191,466	$(645,206)	$231,311

BASIC EARNINGS PER SHARE:
Net (Loss) Income	$(0.15)	$0.04	$(0.15)	$0.05

DILUTED EARNINGS PER SHARE:
Net (Loss) Income	$(0.15)	$0.04	$(0.15)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,342,813	4,526,106	4,377,528	4,530,875
Diluted	4,342,813	4,535,726	4,377,528	4,544,167
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2009	2008

OPERATING ACTIVITIES
Net (loss) income	$(645,206)	$231,311

Noncash items in net (loss) income:
Depreciation and amortization of property, plant and equipment	1,173,211	1,092,774
Non-monetary reimbursement of cost	—	(100,000)
Deferred income taxes	(3,042)	(7,689)
Gain on sale of property, plant and equipment	(37,500)	—
Stock-based compensation expense	7,758	19,618
Changes in operating working capital:
Accounts receivable	1,704,778	422,197
Inventories	1,770,951	1,069,506
Prepaid expenses and other assets	396,890	(127,489)
Accounts payable	(3,037,077)	(1,740,488)
Accrued and other current liabilities	(27,937)	265,941
Income taxes payable/receivable	(437,353)	(27,577)

Net cash provided by operating activities	865,473	1,098,104

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,220,084)	(347,728)
Proceeds from disposals of property, plant and equipment	37,500	—
Payment of construction payable	—	(25,823)

Net cash used in investing activities	(1,182,584)	(373,551)

FINANCING ACTIVITIES
Net borrowings (repayments) of debt	763,893	(500,000)
Purchase of treasury stock	(510,568)	(225,600)

Net cash provided (used) by financing activities	253,325	(725,600)

NET DECREASE IN CASH	(63,786)	(1,047)

CASH:
Beginning of period	68,397	6,663

End of period	$4,611	$5,616

NONCASH SUPPLEMENTAL INFORMATION:

Construction payable	$59,221	—

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended March 31, 2009 and 2008
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and six month periods ended March 31, 2009 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2008 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2008 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008.

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
The Company currently does not have any Level 1, Level 2 or Level 3 financial instruments which would require fair value measurements.

Notes to condensed consolidated financial statements—(continued)
3.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was zero and 9,620 shares for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, the common stock equivalents from dilutive stock options outstanding were zero and 13,292 shares, respectively. During the three months ended March 31, 2009 and 2008, options to purchase 284,650 and 180,350 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the six months ended March 31, 2009 and 2008, options to purchase 284,650 and 146,350 shares, respectively, were excluded from the diluted earnings per share computation.

4.	Inventories

Inventories consist of the following:

	March 31,	September 30,
	2009	2008
Raw materials	$9,995,730	$11,407,472
Finished goods	3,173,287	3,532,496

Total inventories	$13,169,017	$14,939,968

5.	Stock Repurchase Plan

In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 218,722 shares were purchased under the plan for an aggregate purchase price of $1.0 million from approval of the plan through March 31, 2009. For the three months ended March 31, 2009, a total of 58,076 shares were purchased under the plan for an aggregate purchase price of $0.2 million. For the six months ended March 31, 2009, a total of 139,782 shares were purchased under the plan for an aggregate purchase price of $0.5 million.

Notes to condensed consolidated financial statements—(continued)
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

As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. Management has determined that its cash flow projections for the Company do not need to be re-forecasted as of March 31, 2009, based on its current outlook for the business, and accordingly, have concluded that no new impairment indicators are present which may require accelerated testing under SFAS 142. However, there can be no assurance that valuation multiples will not decline, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline.

The Company recognizes that its common stock regularly trades below book value per share and will continue to monitor the relationship of its market capitalization to both its book value and tangible book value. While management plans to return the Company’s business fundamentals to levels that support the book value per share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2009	Manufacturing	Imaging	and Other	Consolidated
Net sales	$14,229,162	$5,225,660	$—	$19,454,822

Gross (loss) profit	(130,680)	156,830	—	26,150

Operating loss	(733,926)	(101,545)	(219,027)	(1,054,498)

Depreciation and amortization expense	552,013	52,204	594	604,811

Capital expenditures	722,059	30,538	—	752,597

Three Months Ended	Contract	Business	Corporate
March 31, 2008	Manufacturing	Imaging	and Other	Consolidated
Net sales	$23,727,487	$5,876,132	$—	$29,603,619

Gross profit	1,104,440	337,995	—	1,442,435

Operating income (loss)	424,733	127,282	(155,626)	396,389

Depreciation and amortization expense	490,646	51,885	1,491	544,022

Capital expenditures	155,302	1,950	—	157,252

Six Months Ended	Contract	Business	Corporate
March 31, 2009	Manufacturing	Imaging	And Other	Consolidated
Net sales	$31,665,363	$10,975,246	$—	$42,640,609

Gross profit	668,435	395,028	—	1,063,463

Operating loss	(480,274)	(91,851)	(434,155)	(1,006,280)

Depreciation and amortization expense	1,067,154	104,870	1,187	1,173,211

Capital expenditures	1,189,546	30,538	—	1,220,084

Six Months Ended	Contract	Business	Corporate
March 31, 2008	Manufacturing	Imaging	And Other	Consolidated
Net sales	$42,826,300	$11,595,272	$—	$54,421,572

Gross profit	1,833,697	713,256	—	2,546,953

Operating income (loss)	548,956	326,950	(344,614)	531,292

Depreciation and amortization expense	982,781	106,929	3,064	1,092,774

Capital expenditures	321,146	26,582	—	347,728

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
March 31, 2009	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories — net	$9,908,217	$3,260,800	$—	$13,169,017
Property, plant and equipment — net	16,120,654	2,016,141	6,063	18,142,858
Accounts receivable and other (including goodwill)	11,804,970	5,493,858	819,779	18,118,607

Total assets	$37,833,841	$10,770,799	$825,842	$49,430,482

	Contract	Business	Corporate
September 30, 2008	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories — net	$12,209,659	$2,730,309	$—	$14,939,968
Property, plant and equipment — net	15,939,041	2,090,473	7,250	18,036,764
Accounts receivable and other (including goodwill)	13,425,593	5,977,200	881,268	20,284,061

Total assets	$41,574,293	$10,797,982	$888,518	$53,260,793

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2009 results in comparison to fiscal 2008 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to renew its production agreements with these customers, the effects of the economy in general, including the recent economic decline, an inability to increase sales due to the recent economic conditions, reductions in consumer demand, the Company’s inability to benefit from any general improvements, material increases in the cost of raw materials, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then to continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2009	2008	$	%	2009	2008	$	%
Net Sales	$19,455	$29,604	$(10,149)	(34)	$42,641	$54,422	$(11,781)	(22)

Gross Profit	26	1,442	(1,416)	(98)	1,063	2,547	(1,484)	(58)
	0.1%	4.9%			2.5%	4.7%

Operating Expenses	1,081	1,046	35	3	2,070	2,016	54	3
	5.6%	3.5%			4.9%	3.7%

Operating (Loss) Income	(1,055)	396	(1,451)	NM	(1,006)	531	(1,537)	NM
	(5.4%)	1.3%			(2.4%)	1.0%

Interest Expense	26	82	(56)	(68)	69	169	(100)	(59)
	0.1%	0.3%			0.2%	0.3%

(Loss) Income Before Income Taxes	(1,080)	315	(1,395)	NM	(1,061)	380	(1,441)	NM
	(5.6%)	1.1%			(2.5%)	0.7%

Income Tax (Benefit) Expense	(423)	123	(546)	NM	(416)	149	(565)	NM
	(2.2%)	0.4%			(1.0%)	0.3%

Net (Loss) Income	$(657)	$192	(849)	NM	$(645)	$231	(876)	NM
	(3.4%)	0.6%			(1.5%)	0.4%

Basic and Diluted (Loss) Earnings Per Share	$(0.15)	$0.04			$(0.15)	$0.05

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	March 31,
	2009		2008		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$14,229	73%	$23,728	80%	$(9,499)	(40%)
Business Imaging paper products	5,226	27	5,876	20	(650)	(11%)

Net Sales	$19,455	100%	$29,604	100%	$(10,149)	(34%)

	2009		2008		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross (Loss) Profit
Contract Manufacturing and printing	$(131)	(1%)	$1,104	5%	$(1,235)	(112%)
Business Imaging paper products	157	3%	338	6%	(181)	(54%)

Gross Profit	$26	0.1%	$1,442	5%	$(1,416)	(98%)

	Six Months Ended
	March 31,
	2009		2008		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$31,666	74%	$42,827	79%	$(11,161)	(26%)
Business Imaging paper products	10,975	26	11,595	21	(620)	(5%)

Net Sales	$42,641	100%	$54,422	100%	$(11,781)	(22%)

	2009		2008		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$668	2%	$1,834	4%	$(1,166)	(64%)
Business Imaging paper products	395	4%	713	6%	(318)	(45%)

Gross Profit	$1,063	2%	$2,547	5%	$(1,484)	(58%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales decreased $10.1 million (34%) to $19.5 million in the second quarter of fiscal 2009, when compared to the same period last year. This was due to a decrease of $9.5 million (40%) in the Contract Manufacturing segment and a decrease of $0.6 million (11%) in the Business Imaging segment.
For the six months ended March 31, 2009, net sales decreased $11.8 million (22%) when compared to the first six months of fiscal 2008. This was due to a decrease of $11.2 million (26%) in the Contract Manufacturing segment and a decrease of $0.6 million (5%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 25% of the Company’s total net sales in the second quarter of fiscal 2009 compared to 35% for the same period in fiscal 2008. This same customer accounted for 26% of the Company’s total net sales in the first six months of fiscal 2009, compared to 37% for the same period last year. The second customer accounted for 32% of the Company’s total net sales in the second quarter of fiscal 2009 compared to 36% for the same period in fiscal 2008. This customer accounted for 35% of the Company’s total net sales in the first six months of fiscal 2009, compared to 33% for the same period last year.
In Contract Manufacturing, the decrease in revenues for the three and six months was primarily related to a substantial decline in demand from our consumer products customers. While the Company did generate new business during the second quarter, it, along with cost reductions and productivity improvements, was not enough to offset the drop in demand for our consumer products. The Company expects to show improved sales volume as the economy improves and retailers begin to replenish inventories and new business continues to improve. There can be no assurance that the general business climate will improve or that the Company will benefit from such improvement. The Business Imaging segment’s sales decrease for the first six months was primarily due to continued competitive pricing resulting in decreased sales to several of the segment’s Hamco brand distributors as well as several of its large retail customers. Both segments were affected by the overall slowdown in the economic environment.
Gross Profit:
Consolidated gross profit decreased $1.4 million (98%) for the second quarter of fiscal 2009 when compared to the second quarter of fiscal 2008. This was due to a decrease of $1.2 million (112%) in the Contract Manufacturing segment and a decrease of $0.2 million (54%) in the Business Imaging segment.
For the six months ended March 31, 2009, gross profit decreased $1.5 million (58%) when compared to the same period last year. This was due to a decrease of $1.2 million (64%) in the Contract Manufacturing segment and a decrease of $0.3 million (45%) in the Business Imaging segment.
In Contract Manufacturing, the decrease in gross profit for the three and six months was primarily due to a substantial decline in demand from our consumer products customers. This was partially offset by an increase in business from new customers, along with reductions in direct labor and overhead costs as a result of the Company’s continuing Lean Manufacturing, Six Sigma and cost cutting initiatives. In Business Imaging, the decrease in gross profit for the three and six months was largely due to strong price competition for the segment’s products. The effect of the overall economic slowdown had a negative impact on both segments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Operating Expenses:
Selling, general and administrative expenses increased $92,000 (5%) for the first six months of fiscal 2009 when compared to the same period in fiscal 2008, primarily due to an increase in sales staffing and the filling of the General Manager position for the Business Imaging segment. In addition, depreciation increased due to required IT system upgrades. Operating expenses were reduced by $37,500, reflecting the gain on the sale of a bag sealer and case packer that was completed in the first quarter of fiscal 2009.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $56,000 to $26,000 for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 and decreased $100,000 in comparing the six months due to lower average debt outstanding and lower interest rates on borrowings.
Net Income:
The Company reported a net loss of $(657,000) [per share: $(0.15) basic and diluted] for the second quarter of fiscal 2009, versus net income of $191,000 [per share: $0.04 basic and diluted] for the same period in fiscal 2008. For the six months ended March 31, 2009, the net loss was $(645,000) [per share: $(0.15) basic and diluted] compared to net income of $231,000 [per share: $0.05 basic and diluted] for the first six months of fiscal 2008.
Liquidity and Capital Resources:
Cash flows provided by operations were $0.9 million through the first six months of fiscal 2009, compared to cash provided by operations of $1.1 million for the same period last year. Cash provided by operations for the first six months of fiscal 2009 resulted from a decrease in accounts receivable of $1.7 million. Accounts payable decreased $3.0 million in the first six months of fiscal 2009 compared to the same period last year, primarily due to the decrease in materials purchased. Inventories decreased $1.8 million as a result of efforts to reduce average on hand inventory levels for major raw material components and decreases in net sales. Depreciation was $1.2 million for the first six months.
Net cash used in investing activities was $1.2 million for the first six months of fiscal 2009, primarily related to capital expenditures to support ongoing operational needs and for payments on a canister line which is expected to start up in July and associated packaging equipment to support the Company’s growth in the expanding disposable nonwovens wipes market.
Net cash provided by financing activities was $0.3 million for the first six months of fiscal 2009 as a result of the Company borrowing from its revolving credit line to fund a portion of its equipment needs. In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 218,722 shares were purchased under the plan for an aggregate purchase price of $1.0 million from approval of the plan through March 31, 2009. For the three months ended March 31, 2009, a total of 58,076 shares were purchased under the plan for an aggregate purchase price of $0.2 million. For the six months ended March 31, 2009, a total of 139,782 shares were purchased under the plan for an aggregate purchase price of $0.5 million.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of March 31, 2009, cash recorded on the balance sheet was $4,611.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
The Company replaced its credit agreement on May 13, 2009 with a new $10.0 million unsecured revolving line of credit facility that expires in May, 2010. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.25%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility. Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured, but if the Company fails to meet a specified funded debt to EBITDA ratio, it will be required to pledge its accounts receivables and inventory. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and after tax net income.
As of May 15, 2009, the Company had approximately $7.5 million available and $2.5 million outstanding under the revolving credit line pursuant to its credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long term obligations as of March 31, 2009 and any budgeted capital expenditures.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2009.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended March 31, 2009.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
January (1/1/09-1/31/09)	19,866	$3.20	19,866	119,488

February (2/1/09-2/28/09)	22,485	$4.23	22,485	97,003

March (3/1/09-3/31/09)	15,725	$3.59	15,725	81,278

Total	58,076	$3.70	58,076	81,278
On February 14, 2008, the Company announced that its Board of Directors had approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 218,722 shares were purchased under the plan for an aggregate purchase price of $1.0 million from approval of the plan through March 31, 2009. For the three months ended March 31, 2009 a total of 58,076 shares were purchased under the plan for an aggregate purchase price of $0.2 million.
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

TUFCO TECHNOLOGIES, INC.
Date: May 15, 2009	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: May 15, 2009	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer