Form 10-Q
period 2009-06-30
TUFCO TECHNOLOGIES INC
filed 2009-08-14
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2009

Common Stock, par value $0.01 per share	4,312,235

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2009	2008
Assets

CURRENT ASSETS:
Cash	$4,881	$68,397
Accounts receivable-net	10,846,842	11,770,981
Inventories - net	11,758,937	14,939,968
Prepaid expenses and other current assets	56,486	420,237
Income taxes receivable	118,991	118,991
Deferred income taxes	571,583	571,583

Total current assets	23,357,720	27,890,157

PROPERTY, PLANT AND EQUIPMENT-Net	17,894,603	18,036,764
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	126,639	122,297

TOTAL	$48,590,537	$53,260,793

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Current portion of long-term debt	$1,041,507	$—
Accounts payable	7,362,059	8,320,011
Accrued payroll, vacation and payroll taxes	639,115	562,598
Other current liabilities	40,326	700,095

Total current liabilities	9,083,007	9,582,704

LONG-TERM DEBT	—	3,000,000
DEFERRED INCOME TAXES	2,886,535	2,896,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,398,360	25,374,211
Retained earnings	13,321,461	13,981,031
Treasury stock, 396,006 and 252,037 common shares at cost	(2,145,913)	(1,620,242)

Total stockholders’ equity	36,620,995	37,782,087

TOTAL	$48,590,537	$53,260,793

TUFCO TECHNOLOGIEES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2009	2008	2009	2008
NET SALES	$22,026,229	$30,674,237	$64,666,838	$85,095,809
COST OF SALES	20,777,381	28,754,728	61,865,456	80,133,887

GROSS PROFIT	1,248,848	1,919,509	2,801,382	4,961,922

OPERATING EXPENSES:
Selling, general & administrative	1,249,019	1,325,555	3,845,333	3,836,676
Gain on asset sales	—	—	(37,500)	—

OPERATING (LOSS) INCOME	(171)	593,954	(1,006,451)	1,125,246
OTHER INCOME (EXPENSE):
Interest expense	(23,414)	(49,961)	(91,933)	(218,812)
Interest income and other income (expense)	(41)	345	13,562	18,350

(LOSS) INCOME BEFORE INCOME TAXES	(23,626)	544,338	(1,084,822)	924,784
INCOME TAX (BENEFIT) EXPENSE	(9,262)	213,381	(425,252)	362,516

NET (LOSS) INCOME	$(14,364)	$330,957	$(659,570)	$562,268

BASIC EARNINGS PER SHARE:
Net (Loss) Income	$0.00	$0.07	$(0.15)	$0.12

DILUTED EARNINGS PER SHARE:
Net (Loss) Income	$0.00	$0.07	$(0.15)	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,314,587	4,479,743	4,356,547	4,513,831
Diluted	4,314,587	4,488,560	4,356,547	4,525,631
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(659,570)	$562,268

Noncash items in net (loss) income:
Depreciation and amortization of property, plant and equipment	1,782,251	1,628,179
Non-monetary reimbursement of cost	—	(100,000)
Deferred income taxes	(9,467)	(13,092)
Gain on sale of property, plant and equipment	(37,500)	—
Stock-based compensation expense	24,149	33,401
Changes in operating working capital:
Accounts receivable	924,139	1,383,043
Inventories	3,181,031	650,712
Prepaid expenses and other assets	359,409	(25,383)
Accounts payable	(975,282)	(835,257)
Accrued and other current liabilities	(136,860)	402,440
Income taxes payable/receivable	(446,392)	171,207

Net cash provided by operating activities	4,005,908	3,857,518

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,622,760)	(731,912)
Proceeds from disposals of property, plant and equipment	37,500	—
Payment of construction payable	—	(25,823)

Net cash used in investing activities	(1,585,260)	(757,735)

FINANCING ACTIVITIES
Net repayments of debt	(1,958,493)	(2,691,666)
Purchase of treasury stock	(525,671)	(409,100)

Net cash used in financing activities	(2,484,164)	(3,100,766)

NET DECREASE IN CASH	(63,516)	(983)

CASH:
Beginning of period	68,397	6,663

End of period	$4,881	$5,680

NONCASH SUPPLEMENTAL INFORMATION:

Construction payable	$17,330	$—

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended June 30, 2009 and 2008
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and nine month periods ended June 30, 2009 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2008 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2008 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008.

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

Notes to condensed consolidated financial statements—(continued)
In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has adopted this standard effective for the period ended June 30, 2009 and has evaluated any subsequent events through August 14, 2009. During the period subsequent to June 30, 2009, the Company did not have any material recognizable subsequent events.
3.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was zero and 8,817 shares for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, the common stock equivalents from dilutive stock options outstanding were zero and 11,800 shares, respectively. During the three months ended June 30, 2009 and 2008, options to purchase 302,650 and 200,350 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the nine months ended June 30, 2009 and 2008, options to purchase 284,650 and 166,350 shares, respectively, were excluded from the diluted earnings per share computation.

4.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

5.	Inventories

Inventories consist of the following:

	June 30,	September 30,
	2009	2008

Raw materials	$9,189,892	$11,407,472
Finished goods	2,569,045	3,532,496

Total inventories	$11,758,937	$14,939,968

6.	Long-Term Debt

The Company replaced its credit agreement on May 13, 2009 with a new $10.0 million unsecured revolving line of credit facility that expires in May, 2010. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.25%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured, but if the Company fails to meet a specified funded debt to EBITDA ratio, it will be required to pledge its accounts receivables and inventory. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and after tax net income (loss within specified levels).

Notes to condensed consolidated financial statements—(continued)
7.	Stock Based Compensation

During the three months ended June 30, 2009, Messrs. Robert J. Simon, Samuel J. Bero, C. Hamilton Davison, Jr., Brian Kelly, Richard M. Segel and William R. Ziemendorf, in conjunction with their re-election to serve on the Tufco Technologies, Inc. Board of Directors, each received a discretionary grant on May 12, 2009 to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $3.98 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.32 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.90%, expected volatility of 113.7%, no dividend yield and an expected life of two years.

8.	Stock Repurchase Plan

In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 222,909 shares were purchased under the plan for an aggregate purchase price of $1.0 million from approval of the plan through June 30, 2009. For the three months ended June 30, 2009, a total of 4,187 shares were purchased under the plan for an aggregate purchase price of $15,103. For the nine months ended June 30, 2009 and 2008, a total of 143,969 and 67,000 shares were purchased under the plan for an aggregate purchase price of $0.5 million and $0.4 million, respectively.

Notes to condensed consolidated financial statements—(continued)
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

As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. Management has completed the Company’s annual impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and determined there were no changes in the carrying amount of goodwill by reporting unit for the nine months ended June 30, 2009. However, there can be no assurance that valuation multiples will not decline, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. For example, an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 of SFAS No. 142 and require the Company to proceed to Step 2 of SFAS No. 142 to measure the fair value of assets and liabilities of the reporting units. The current discount rate would need to increase 3.7% for Contract Manufacturing and increase 5.6% for Business Imaging before the Company would be required to proceed to Step 2 of SFAS No. 142.
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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2009	Manufacturing	Imaging	and Other	Consolidated

Net sales	$16,597,231	$5,428,998	$—	$22,026,229

Gross profit	945,524	303,324	—	1,248,848

Operating income (loss)	624,791	(5,234)	(619,728)	(171)

Depreciation and amortization expense	557,066	51,381	593	609,040

Capital expenditures	402,676	—	—	402,676

Three Months Ended	Contract	Business	Corporate
June 30, 2008	Manufacturing	Imaging	and Other	Consolidated

Net sales	$24,314,330	$6,359,907	$—	$30,674,237

Gross profit	1,538,780	380,729	—	1,919,509

Operating income (loss)	1,174,743	78,438	(659,227)	593,954

Depreciation and amortization expense	481,314	52,899	1,192	535,405

Capital expenditures	360,260	23,924	—	384,184

Nine Months Ended	Contract	Business	Corporate
June 30, 2009	Manufacturing	Imaging	And Other	Consolidated

Net sales	$48,262,594	$16,404,244	$—	$64,666,838

Gross profit	1,902,511	898,871	—	2,801,382

Operating income (loss)	923,449	(49,277)	(1,880,623)	(1,006,451)

Depreciation and amortization expense	1,624,220	156,251	1,780	1,782,251

Capital expenditures	1,592,222	30,538	—	1,622,760

Nine Months Ended	Contract	Business	Corporate
June 30, 2008	Manufacturing	Imaging	And Other	Consolidated

Net sales	$67,140,630	$17,955,179	$—	$85,095,809

Gross profit	3,664,798	1,297,124	—	4,961,922

Operating income (loss)	2,623,215	418,393	(1,916,362)	1,125,246

Depreciation and amortization expense	1,464,095	159,828	4,256	1,628,179

Capital expenditures	681,406	50,506	—	731,912

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
June 30, 2009	Manufacturing	Imaging	and Other	Consolidated

Assets:
Inventories-net	$9,190,492	$2,568,445	$—	$11,758,937
Property, plant and equipment-net	15,924,374	1,964,760	5,469	17,894,603
Accounts receivable and other (including goodwill)	12,401,988	5,712,915	822,094	18,936,997

Total assets	$37,516,854	$10,246,120	$827,563	$48,590,537

	Contract	Business	Corporate
September 30, 2008	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$12,209,659	$2,730,309	$—	$14,939,968
Property, plant and equipment-net	15,939,041	2,090,473	7,250	18,036,764
Accounts receivable and other (including goodwill)	13,425,593	5,977,200	881,268	20,284,061

Total assets	$41,574,293	$10,797,982	$888,518	$53,260,793

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2009 results in comparison to fiscal 2008 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to renew its production agreements with these customers, the effects of the economy in general, including the recent economic decline, an inability to increase sales, reductions in consumer demand, the Company’s inability to benefit from any general improvements, material increases in the cost of raw materials, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects including its new canister line, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then to continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%

Net Sales	$22,026	$30,674	$(8,648)	(28)	$64,667	$85,096	$(20,429)	(24)

Gross Profit	1,249	1,919	(670)	(35)	2,801	4,962	(2,161)	(44)
	5.7%	6.3%			4.3%	5.8%

Operating Expenses	1,249	1,326	(77)	(6)	3,808	3,837	(29)	(0.8)
	5.7%	4.3%			5.9%	4.5%

Operating (Loss) Income	—	594	(594)	(100)	(1,006)	1,125	(2,131)	NM
	0%	1.9%			(1.6%)	1.3%

Interest Expense	23	50	(27)	(54)	92	219	(127)	(58)
	0.1%	0.2%			0.1%	0.3%

(Loss) Income Before Income Taxes	(24)	544	(568)	NM	(1,085)	925	(2,010)	NM
	(0.1%)	1.8%			(1.7%)	1.1%

Income Tax (Benefit) Expense	(9)	213	(222)	NM	(425)	363	(788)	NM
	0%	0.7%			(0.7%)	0.4%

Net (Loss) Income	$(14)	$331	(345)	NM	$(660)	$562	(1,222)	NM
	(0.1%)	1.1%			(1.0%)	0.7%

Basic and Diluted (Loss) Earnings Per Share	$0.00	$0.07			$(0.15)	$0.12

NM =	Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	June 30,
	2009		2008		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$16,597	75%	$24,314	79%	$(7,717)	(32%)
Business Imaging paper products	5,429	25	6,360	21%	(931)	(15%)

Net Sales	$22,026	100%	$30,674	100%	$(8,648)	(28%)

	2009		2008		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$946	6%	$1,539	6%	$(593)	(39%)
Business Imaging paper products	303	6%	381	6%	(78)	(20%)

Gross Profit	$1,249	6%	$1,920	6%	$(671)	(35%)

	Nine Months Ended
	June 30,
	2009		2008		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$48,263	75%	$67,141	79%	$(18,878)	(28%)
Business Imaging paper products	16,404	25%	17,955	21%	(1,551)	(9%)

Net Sales	$64,667	100%	$85,096	100%	$(20,429)	(24%)

	2009		2008		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,902	4%	$3,665	5%	$(1,763)	(48%)
Business Imaging paper products	899	5%	1,297	7%	(398)	(31%)

Gross Profit	$2,801	4%	$4,962	6%	$(2,161)	(44%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales decreased $8.6 million (28%) to $22.0 million in the third quarter of fiscal 2009, when compared to the same period last year. This was due to a decrease of $7.7 million (32%) in the Contract Manufacturing segment and a decrease of $0.9 million (15%) in the Business Imaging segment.
For the nine months ended June 30, 2009, net sales decreased $20.4 million (24%) when compared to the first nine months of fiscal 2008. This was due to a decrease of $18.9 million (28%) in the Contract Manufacturing segment and a decrease of $1.5 million (9%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 24% of the Company’s total net sales in the third quarter of fiscal 2009 compared to 30% for the same period in fiscal 2008. This same customer accounted for 25% of the Company’s total net sales in the first nine months of fiscal 2009, compared to 34% for the same period last year. The second customer accounted for 37% of the Company’s total net sales in the third quarter of fiscal 2009 compared to 40% for the same period in fiscal 2008. This customer accounted for 36% of the Company’s total net sales in the first nine months of fiscal 2009, compared to 35% for the same period last year.
In Contract Manufacturing, the decrease in revenues for the three and nine months continued to be a difficult consumer environment for our customers and the Company expects continuing difficulty in the fourth quarter. While the Company did generate new business during the third quarter, the new business, along with cost reductions and productivity improvements, was not enough to offset the drop in demand. The Company is pursuing many opportunities to grow revenue. For example, the Company expects its new canister line to become operational late in the fourth fiscal quarter. There can be no assurance that there will be sustained revenues from the Company’s new canister line or that the new line will be profitable or that the general business climate will improve or whether the Company will benefit from such improvement. The Business Imaging segment’s sales decrease for the first nine months was primarily due to continued competitive pricing resulting in decreased sales to several of the segment’s Hamco brand distributors as well as several of its large retail customers. Both segments were affected by the overall slowdown in the economic environment.
Gross Profit:
Consolidated gross profit decreased $0.7 million (35%) for the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008. This was due to a decrease of $0.6 million (39%) in the Contract Manufacturing segment and a decrease of $0.1 million (20%) in the Business Imaging segment.
For the nine months ended June 30, 2009, gross profit decreased $2.2 million (44%) when compared to the same period last year. This was due to a decrease of $1.8 million (48%) in the Contract Manufacturing segment and a decrease of $0.4 million (31%) in the Business Imaging segment.
In Contract Manufacturing, the decrease in gross profit for the three and nine months was primarily due to a substantial decline in demand from our consumer products customers. This was partially offset by an increase in business from new customers, along with reductions in direct labor and overhead costs as a result of the Company’s continuing Lean Manufacturing, Six Sigma and cost cutting initiatives. In Business Imaging, the decrease in gross profit for the three and nine months was largely due to strong price competition for the segment’s products. The effect of the overall economic slowdown had a negative impact on both segments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Operating Expenses:
Selling, general and administrative expenses increased $9,000 (0.2%) for the first nine months of fiscal 2009 when compared to the same period in fiscal 2008, consistent with cost increases in general. Operating expenses were reduced by $37,500, reflecting the gain on the sale of a bag sealer and case packer that was completed in the first quarter of fiscal 2009.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $27,000 to $23,000 for the third quarter of fiscal 2009 compared to the same period in fiscal 2008 and decreased $127,000 in comparing the nine months due to lower average debt outstanding and lower interest rates on borrowings.
Net Income:
The Company reported a net loss of ($14,000) [per share: $0.00 basic and diluted] for the third quarter of fiscal 2009, versus net income of $331,000 [per share: $0.07 basic and diluted] for the same period in fiscal 2008. For the nine months ended June 30, 2009, the net loss was $(660,000) [per share: $(0.15) basic and diluted] compared to net income of $562,000 [per share: $0.12 basic and diluted] for the first nine months of fiscal 2008.
Liquidity and Capital Resources:
Cash flows provided by operations were $4.0 million through the first nine months of fiscal 2009, compared to cash provided by operations of $3.9 million for the same period last year. Cash provided by operations for the first nine months of fiscal 2009 resulted from a decrease in accounts receivable of $0.9 million. Accounts payable decreased $1.0 million in the first nine months of fiscal 2009 compared to the same period last year, primarily due to the decrease in materials purchased. Inventories decreased $3.2 million as a result of efforts to reduce average on hand inventory levels for major raw material components in relation to decreases in net sales. Depreciation was $1.8 million for the first nine months.
Net cash used in investing activities was $1.6 million for the first nine months of fiscal 2009, primarily related to capital expenditures to support ongoing operational needs and for payments on a canister line which is expected to become operational late in the fourth fiscal quarter and associated packaging equipment to support the Company’s growth in the expanding disposable nonwovens wipes market.
Net cash used by financing activities was $2.5 million for the first nine months of fiscal 2009, primarily due to the Company paying down its revolving credit line. In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 222,909 shares were purchased under the plan for an aggregate purchase price of $1.0 million from approval of the plan through June 30, 2009. For the three months ended June 30, 2009, a total of 4,187 shares were purchased under the plan for an aggregate purchase price of $15,103. For the nine months ended June 30, 2009 and 2008, a total of 143,969 and 67,000 shares were purchased under the plan for an aggregate purchase price of $0.5 million and $0.4 million, respectively.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2009, cash recorded on the balance sheet was $4,881.

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
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured, but if the Company fails to meet a specified funded debt to EBITDA ratio, it will be required to pledge its accounts receivables and inventory. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and after tax net income (loss within specified levels). As of June 30, 2009, the Company was in compliance with all of its covenants under the credit agreement.
As of August 14, 2009, the Company had approximately $9.0 million available and $1.0 million outstanding under the revolving credit line pursuant to its credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s long term obligations as of June 30, 2009 and any budgeted capital expenditures.
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
ITEM 4(T). Controls and Procedures
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2009.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended June 30, 2009.

			Total Number of	Maximum Number
			Shares Purchased	Of Shares That
	Total Number		as Part of	May Yet Be
	Of Shares	Average Price	Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan	The Plan
April (4/1/09-4/30/09)	2,117	$3.60	2,117	79,161
May (5/1/09-5/31/09)	500	$3.86	500	78,661
June (6/1/09-6/30/09)	1,570	$3.54	1,570	77,091
Total	4,187	$3.61	4,187	77,091
On February 14, 2008, the Company announced that its Board of Directors had approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009 the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 222,909 shares were purchased under the plan for an aggregate purchase price of $1.0 million from approval of the plan through June 30, 2009. For the three months ended June 30, 2009 a total of 4,187 shares were purchased under the plan for an aggregate purchase price of $15,103.
ITEM 3. Defaults Upon Senior Securities
     None

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of the Company was held on May 12, 2009.

(b)	See the response to Item 4(c) below.

(c)	At the Annual Meeting, shareholders elected the following individuals to the Board of Directors for one-year terms:

Director	For	Withheld
Robert J. Simon	3,603,825	110,288
Samuel J. Bero	3,608,363	105,750
C. Hamilton Davison, Jr.	3,697,568	16,545
Brian Kelly	3,697,206	16,907
Louis LeCalsey, III	3,617,077	97,036
Richard M. Segel	3,697,356	16,757
William R. Ziemendorf	3,697,456	16,657
(d)	Not applicable
ITEM 5. Other Information
     None

ITEM 6. Exhibits
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.
Date: August 14, 2009	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: August 14, 2009	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer