Form 10-K
period 2009-09-30
TUFCO TECHNOLOGIES INC
filed 2009-12-29
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 0-21018
TUFCO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1723477

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

PO Box 23500, Green Bay, WI	54305-3500

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 920-336-0054
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 per share	Nasdaq Capital Market
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
 Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see definition of “Accelerated Filer and Large Accelerated Filer and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2009, was approximately $6,508,328. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Global Market on March 31, 2009. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 18, 2009 was 4,308,947.
DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I
ITEM 1 — BUSINESS
General
     Tufco Technologies, Inc. (“Tufco” or the “Company”) provides integrated manufacturing services including wet and dry-wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, quality and microbiological process management and manufactures and distributes business imaging paper products.
     Effective January 1, 2007, Tufco, L.P., a subsidiary of Tufco Technologies, Inc., transferred all of the assets and liabilities of the Company’s Business Imaging operation to Hamco Manufacturing and Distributing LLC, a newly-formed limited liability company, which is a wholly-owned subsidiary of Tufco, L.P.
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
     The Company invested in its first wipes converting asset in December 2002. It has now grown to be the largest provider of branded contract wet and dry wipes in North America. Since 2004, the Company has invested heavily to expand the capabilities and capacity of its wipes equipment. These wet and dry wipe assets can convert a variety of nonwoven materials and include a wide variety of folding options, count versatility ranging from six (6) to one hundred twenty (120) wipes per package and integrated downstream flow wrapping, tubbing and rigid top application packaging. In fiscal 2009, the Company installed a new canister line. This line allows for a wide range of roll diameters and is complemented with automated downstream filling and packaging to support growth in the expanding disposable nonwovens wipes market.
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
Business Imaging
     The Company’s Newton, North Carolina facility has capabilities which include precision slitting, rewinding, specialty packaging, folding, perforating, and trimming of paper rolls in a large variety of sizes which include variables in width, diameter, core size, single or multi-ply, and color. All of the rolls can be printed on one side or both, providing the customer with advertising, promotional or security features. These capabilities are directed toward converting fine paper materials, including specialty and fine printing papers, thermal papers, inkjet papers and coated products.
     The Company’s Newton, North Carolina facility converts a full range of papers for use in bank proof or automated teller machines, including fan-fold forms, and printed rolls of various sizes and types. Additionally, the Company’s Newton facility produces an extensive selection of standard and customized guest checks for use in the restaurant industry, and owns equipment which enables this facility to produce a wide variety of multi-part business forms.
     The Company has a new three-year lease on a 4,800 sq. ft. facility in Las Vegas, Nevada. The Company distributes from both its Newton and Las Vegas facilities a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 30 feet to 3,500 feet and in widths from 1 inch to 54 inches.

Business Imaging (Continued)
The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and multi-part forms.
     The Company also has a line of products for the restaurant market, including children’s placemats, crayons and guest checks. Many of the Company’s Hamco brand distributors provide point of sale (POS) rolls and other products to individual restaurants as well as major chain restaurants. This line provides complementary products that can be sold to restaurants at competitive prices while offering higher margins to the Company than POS sales alone. The Company believes that the Las Vegas warehouse facility has opened opportunities for marketing of the Company’s products in the Western United States that were not previously available due to prohibitive shipping costs.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2008 through fiscal 2009.
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
     The Company’s efforts to grow have been supported by capital investment in new facilities and machinery and equipment. During the past two years, the Company spent $3.4 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s dry and wet wipes converting and packaging capabilities and its canister line which allows for a wide range of roll diameters. The Company believes it has sufficient capacity to meet its growth expectations.
     The Company’s equipment can produce a wide range of sizes of production output to meet unique customer specifications. The Company’s printing presses perform flexographic processes and print from one to eight colors on webs as wide as 64 inches.
Sales and Marketing
     Tufco markets its products and services nationally through its 16 full-time sales and customer service employees and 40 manufacturer’s representatives and distributors. The Company’s sales personnel are compensated with a base salary plus an opportunity for an incentive bonus. The Company generally utilizes referrals and its industry reputation to attract customers. It also advertises on a limited basis in industry periodicals, at trade shows and through cooperative advertising arrangements with its suppliers and customers and at times conducts direct mailings.
     The Company’s sales volume by fiscal quarter is subject to a certain amount of seasonal fluctuation.
     The Company’s customer base consists of over 240 companies, including multinational consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within

Sales and Marketing (Continued)
limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. The Company has contracts for both printing and Contract Manufacturing. One of these contract customers, a multinational consumer products company, accounted for approximately 36% of total sales in fiscal 2008 and 35% of total sales in fiscal 2009. The contract with this customer expires April 2012. Another multinational consumer products company accounted for approximately 32% of total sales in fiscal 2008 and 25% of total sales in fiscal 2009. The contract with this customer has been extended until June 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, as included in Item 7 of this Report.
Competition
     In order to grow based on an outstanding quality and service reputation, the Company has established and continues to provide customers with innovative, full service solutions. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company believes that it offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2008 quality certification, a high performance Lean/Six Sigma manufacturing culture, microbiological management, technical expertise and lower overall costs.
     Competitors for the Company’s Contract Manufacturing products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. The Company believes it is the largest contract manufacturer of branded wipes in North America. In September, 2009, Tufco began production of canister wipes. The addition of canister wipes capability was a significant complement to Tufco’s already broad offering of differing configurations of flat pack wet wipes. With respect to the Company’s specialty printing and converting services and fine paper converting products, the relevant competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.
     The Company operates highly technical manufacturing processes to meet a variety of customer needs. By virtue of being a customized contract manufacturer, the Company continually engineers and proposes systems to customers and potential customers to solve their manufacturing needs in new product rollouts. The Company offers full, value added services such as microbiology assessment and management, and wet wipe, lotion and concentrate testing services and equipment that allow the Company to maintain and assure high product integrity. In the products made at Newton, North Carolina, raw materials are readily available, and converting equipment is generally easily purchased. As a result, competition for engineering and transaction papers customers is very strong, primarily from small regional suppliers and large national companies.
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

Product Development and Quality Control (Continued)
     The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9000 certification for over nine years. ISO 9000 is an internationally recognized Quality Management System (QMS) standard. The Green Bay facility has upgraded its QMS to meet the revised ISO 9001:2008 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes, the facility has incorporated current Good Manufacturing Practices (as mandated by the Food and Drug Administration) into its QMS. Each year the site’s QMS is audited by multiple customers and undergoes two third party ISO surveillance audits. In 2005, Green Bay began the implementation process for their Lean/Six Sigma initiative by training Green/Black Belts and Lean Manufacturing practitioners, and is now starting its sixth year under these initiatives.
Raw Materials and Suppliers
     The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. In the Contract Manufacturing sector the customer, in most instances, selects which supplier of equipment or raw material the Company is to use. The Company believes that it has excellent relationships with its primary suppliers, and the Company has not experienced significant difficulties in obtaining raw materials during the last six years. The Company’s raw materials fall into five general groups: various paper stocks, inks for specialty printing, nonwoven materials, polyethylene films and packaging. Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, could periodically impact the Company’s inventory values and net income. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Newton, North Carolina facility continues to receive fine paper stock primarily from six major paper companies instead of a greater number of companies.
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

Employees
     At September 30, 2009, the Company had 306 employees, of whom 240 were employed at its Green Bay, Wisconsin facility, 64 at its Newton, North Carolina facility, 1 at its Las Vegas, Nevada warehouse and 1 in Dallas, Texas. The Company has a non-union workforce and believes that its relationship with its employees is good.
Working Capital
     Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Report under the caption “Liquidity and Capital Resources”.
Class of Products
     Financial information for the Contract Manufacturing services and the Business Imaging paper products segment is set forth in Note 12 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to the Report.
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
     The Company also owns a 120,000 square foot facility in Newton, North Carolina, used in the production and distribution of point of sale rolls, transaction paper products, wide format rolls and in the printing of custom forms and rolls for its Business Imaging products. The Company has a three-year lease on a 4,800 square foot facility in Las Vegas, Nevada.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Since the Company’s initial public offering of Common Stock, the Common Stock of Tufco had been traded on the Nasdaq Global Market (formerly known as Nasdaq National Market) under the trading symbol “TFCO.” The following table sets forth the range of high and low selling prices for the Common Stock, as reported on the Nasdaq Global Market for the periods indicated:

	High	Low	Close
Fiscal 2008:
Quarter ended December 31, 2007	$8.59	$5.52	$6.50
Quarter ended March 31, 2008	$8.10	$5.02	$6.25
Quarter ended June 30, 2008	$7.49	$5.62	$6.35
Quarter ended September 30, 2008	$6.89	$4.82	$5.89
Fiscal 2009:
Quarter ended December 31, 2008	$6.00	$1.77	$3.26
Quarter ended March 31, 2009	$5.60	$2.66	$3.88
Quarter ended June 30, 2009	$5.00	$2.70	$3.29
Quarter ended September 30, 2009	$3.65	$2.24	$2.90
     On September 16, 2009, the Company received a letter from the Nasdaq Stock Market providing notice that, for 30 consecutive trading days, the Company’s common stock had not maintained a minimum market value of publicly held shares of $5 million as required for continued inclusion on the Nasdaq Global Market.
     The Company subsequently filed an application to transfer its securities to the Nasdaq Capital Market, which was approved on October 22, 2009.
     The Company’s common stock was transferred to the Nasdaq Capital Market at the opening of business on October 26, 2009 and will continue to be traded under the symbol “TFCO”.
     As of December 18, 2009, there were approximately 87 holders of record of the Common Stock. On December 18, 2009, the last reported sale price of the Common Stock as reported on the Nasdaq Capital Market was $2.85 per share.
     The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain restrictive covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
The following table presents the number of shares purchased monthly under the Company’s stock repurchase program for the three-month period ended September 30, 2009.

				Maximum Number
				Of Shares That
	Total Number		Total Number of	May Yet Be
	Of Shares	Average Price	Shares Purchased as Part of	Purchased Under
Period	Purchased	Paid per Share	Publicly Announced Plan	The Plan

February thru June (2/1/08-6/30/09)	222,909	$3.87	222,909	77,091
July (7/1/09-7/31/09)	500	$2.99	500	76,591
August (8/1/09-8/31/09)	1,329	$3.15	1,329	75,262
September (9/1/09-9/30/09)	1,959	$2.94	1,959	73,303
Total	226,697	$3.79	226,697	73,303
     In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 30, 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009, the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 30, 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 226,697 shares were purchased under the plan for an aggregate purchase price of $1,016,000 from approval of the plan through September 30, 2009.
ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA
     Not required for a smaller reporting company.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Management’s discussion of the Company’s fiscal 2009 results in comparison to fiscal 2008 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as its ability to increase sales and earnings in fiscal year 2010 and achieve profitability in fiscal year 2010, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the current economic decline, the Company’s ability to refinance or replace its line of credit, which expires in May 2010, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, including its new canister line, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

General
     Tufco is a leader in providing diversified contract wet and dry wipes converting and printing, as well as specialty printing services and business imaging products. The Company’s business strategy is to continue to place our converting at the leading edge of existing and emerging growth opportunities. The Company works closely with its clients to develop products or perform services, which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.
     The Company’s technical proficiencies include wide web flexographic printing, wet and dry wipe converting, hot melt adhesive lamination, folding, integrated downstream packaging and quality and microbiological process management and the manufacture and distribution of business imaging paper products.
Results of Operations
     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2009 (“current year” or “fiscal 2009”) in comparison to the fiscal year ended September 30, 2008 (“prior year” or “fiscal 2008”).
     The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of operations to net sales, and (ii) the year-to-year changes in these items:

	Percentage of		Year-to-Year
	Net Sales		Percentage Change
	2009	2008	2009 to 2008
Net sales	100.0%	100.0%	(22%)
Cost of sales	95.6	94.3	(21)

Gross profit	4.4	5.7	(40)

Selling, general and administrative expenses	5.9	4.7	(1)

Operating (loss) income	(1.5)	1.0	NM
Interest expense	(0.1)	(0.2)	(58)
Interest income and other income	0.0	0.0	NM

(Loss) income before income taxes	(1.6)	0.8	NM
Income tax (benefit) expense	(0.6)	0.3	NM

Net (loss) income	(1.0%)	0.5%	NM

NM = Not Meaningful
     The components of net sales and gross profit are summarized in the table below (Dollars in millions):

	2009		2008
		% of		% of
	Amount	Total	Amount	Total
Net Sales
Contract manufacturing and printing	$63.9	74%	$86.8	78%
Business imaging paper products	22.9	26	24.5	22

Net sales	$86.8	100%	$111.3	100%

		Margin		Margin
	Amount	%	Amount	%
Gross Profit
Contract manufacturing and printing	$2.4	4%	$4.7	5%
Business imaging paper products	1.4	6%	1.6	7%

Gross profit	$3.8	4%	$6.3	6%

Fiscal Year Ended September 30, 2009 Compared to September 30, 2008
     Net Sales for fiscal 2009 decreased $24.5 million from net sales for fiscal 2008, due to a $22.9 million (26%) decrease in the Contract Manufacturing segment and a $1.6 million (7%) decrease in the Business Imaging paper products segment. In Contract Manufacturing, the decrease in revenues for fiscal 2009 related primarily to a difficult continuing consumer environment for our customers. While the Company did generate new business during the year, the new business, along with cost reductions and productivity improvements, was not enough to offset the drop in demand. The Company is pursuing many opportunities to grow revenue. For example, the Company’s new canister line became operational late in the fourth fiscal quarter. However, there can be no assurance that there will be sustained revenues from the Company’s new canister line, that the new line will be profitable, that the general business climate will improve or that the Company would benefit from such improvement. The Business Imaging segment sales decrease was due to the recession and very competitive industry pricing. Both segments were negatively affected by the recession.
     The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 35% of the Company’s total sales in fiscal 2009, compared to 36% in fiscal 2008. The second customer accounted for 25% of the Company’s total sales in fiscal 2009, compared to 32% in fiscal 2008.
     Gross profit decreased $2.5 million (40%) and gross profit percentage decreased to 4% in 2009 compared to 6% in 2008. The margin in the Contract Manufacturing segment decreased to 4% in 2009 compared to 5% in 2008 on a gross profit decrease of $2.3 million. The decrease in gross profit was primarily due to a substantial decline in demand from our consumer products customers. The Company aggressively sought to cut operating costs with reductions in direct labor and overhead costs as a result of the Company’s continuing Lean Manufacturing, Six Sigma and cost cutting initiatives and added a number of new wipes customers. As a result of these actions, in the second half of our fiscal year 2009, Contract Manufacturing operating results improved over the first half of fiscal year 2009 operating results. The Business Imaging segment experienced a decrease of $0.2 million in gross profit and a decrease in margin to 6% in 2009 from 7% in 2008. This was primarily due to decreased demand for our customers’ products and very competitive industry pricing. As the result of expense reductions and the addition of new customers, Business Imaging showed improvements in sales and operating income during the last six months of fiscal year 2009 as compared to the first six months of fiscal year 2009. Both segments were negatively affected by the recession.
     Selling, general and administrative expenses decreased $71,000 in fiscal 2009 when compared to fiscal 2008, consistent with cost reductions in general. Operating expenses were offset by a gain of $37,900, reflecting the gain on the sale of a bag sealer and case packer that was completed in the first quarter of fiscal 2009.
     Interest expense decreased $155,000 in 2009 from 2008 due to lower average debt outstanding and lower interest rates on borrowings.
     Income tax (benefit) expense was $(0.5) million in 2009 compared to $0.3 million in 2008, mainly as a result of decreased profits.
     Basic and diluted net (loss) earnings per share were $(0.20) for 2009 compared to $0.13 for 2008.
Selected Quarterly Financial Data
     Not required for a smaller reporting company.

Liquidity and Capital Resources
     Cash flows provided by operations were $4.4 million for fiscal 2009, and $4.9 million in 2008. Inventories decreased $4.3 million in 2009 as a result of efforts to reduce average inventory levels for major raw material components in relation to decreases in net sales. Accounts receivable decreased $0.7 million in 2009 resulting from decreased sales compared to 2008. Accounts payable decreased $1.5 million in 2009 compared to 2008, primarily due to the decrease in materials purchased. Depreciation was $2.4 million for fiscal 2009 and $2.2 million for fiscal 2008. The Company’s working capital position for the years ended September 30, 2009 and 2008 was $13.8 and $18.2 million, respectively, as a result of the change in components discussed above.
     Cash used in investing activities was $2.2 million in fiscal 2009. Contract Manufacturing spent approximately $2.2 million on capital expenditures throughout the year to support ongoing operational needs and for payments on a canister line that became operational late in the fourth fiscal quarter and associated packaging equipment to support the Company’s growth efforts in the expanding, disposable nonwovens wipes market. In Business Imaging, the amount spent on capital expenditures was $35,000.
     The Company will purchase for $788,000 in December 2009 one of the presses currently being leased and has given notice to purchase the second press under lease in June 2010, of which the amount is unknown.
     Cash used in financing activities was $2.3 million in fiscal 2009 and $3.7 million in fiscal 2008, resulting primarily from the Company paying down its revolving credit line. In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 30, 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009, the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 30, 2009 and a increase in the number of shares from 200,000 to 300,000. A total of 226,697 shares were purchased under the plan for an aggregate purchase price of $1,016,000 from approval of the plan through September 30, 2009.
     The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2009, cash recorded on the balance sheet was $4,092.
     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. The Company has contracts for both printing and Contract Manufacturing. One of these contract customers, a multinational consumer products company, accounted for approximately 36% of total sales in fiscal 2008 and 35% of total sales in fiscal 2009. The contract with this customer expires in April 2012. Another multinational consumer products company accounted for approximately 32% of total sales in fiscal 2008 and 25% of total sales in fiscal 2009. The contract with this customer has been extended until June 2013. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the contracts are subject to normal business fluctuations.
     The Company replaced its credit agreement on May 13, 2009 with a new $10.0 million unsecured revolving line of credit facility that expires in May 2010. The Company currently intends to extend or replace the agreement prior to its expiration. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.25%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
     Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. If the Company fails to meet a specified funded debt to EBITDA ratio, the Company’s lender will have the right to take a security interest in the Company’s accounts receivables and inventory.

Liquidity and Capital Resources (Continued)
Borrowings under the previous $15 million unsecured credit agreement were made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account were calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account were calculated based on LIBOR.
     The Company had $8.7 million available under the line of credit as of September 30, 2009. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and after tax net income (or loss within specified levels). At September 30, 2009, the Company was in compliance with all of its covenants under the credit agreement. On December 18, 2009, the Company had approximately $7.6 million available and $2.4 million outstanding under its revolving credit line pursuant to its credit agreement.
     Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 49% and 58% of total accounts receivable at September 30, 2009 and 2008, respectively.
     Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of September 30, 2009 and any budgeted capital expenditures, including the purchase of the leased presses, assuming the Company meets its business plan.
     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.
Inflation
     In fiscal years 2009 and 2008, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and operations.
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
     Goodwill- Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. Management has continued to review the carrying values of goodwill for recoverability on the annual measurement date of June 30. In order to calculate goodwill, management applies judgment in determining the reporting units, which represent distinct parts of the business. The annual goodwill impairment analysis involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. Management has continued to review the carrying values of goodwill for recoverability based on fair market value estimated using estimated future cash flows and prices of comparable companies in accordance with Accounting Standards Codification (“ASC”) 350-10 (formerly SFAS No. 142), “Goodwill and Other Intangible Assets”. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses. In the event that valuation multiples decline, discount rates increase, or the projected cash flows of the individual reporting units decline, the Company may be required to proceed through an analysis of impairment as provided in ASC 350-10. For example, an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 of ASC 350-10 and require the Company to proceed to Step 2 of ASC 350-10 to measure the fair value of assets and liabilities of the reporting units. The current discount rate would need to increase 3.7% for Contract Manufacturing

Critical Accounting Policies (Continued)
and increase 5.6% for Business Imaging before the Company would be required to proceed to Step 2 of ASC 350-10. The Company recognizes that its common stock regularly trades below book value per share and will continue to monitor the relationship of its market capitalization to both its book value and tangible book value. While management is seeking to return the Company’s business fundamentals to levels that support the book value per share, there is no assurance that it will be successful in doing so, or that the market price of the common stock will increase to such levels in the foreseeable future.
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
Recently Issued Accounting Standards
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855-10 “Subsequent Events”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has adopted this standard during the fiscal period ended September 30, 2009 and has evaluated any subsequent events through December 29, 2009. During the period subsequent to September 30, 2009, the Company did not have any material recognizable subsequent events.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not required for a smaller reporting company.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Company’s Consolidated Financial Statements are attached as an Appendix to this Report.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A (T) — CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance

ITEM 9A (T) — CONTROLS AND PROCEDURES (Continued)
of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2009 fiscal year.
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
     The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of September 30, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
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
     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
THE DIRECTORS OF THE COMPANY
     Set forth below is certain biographical information concerning our directors and executive officers as of December 18, 2009:

Name	Age	Position Held

Robert J. Simon	51	Chairman of the Board of Directors
Samuel J. Bero	74	Director
C. Hamilton Davison, Jr.	50	Director
Brian Kelly	66	Director
Louis LeCalsey, III	70	Director, President and Chief Executive Officer
Richard M. Segel	69	Director
William R. Ziemendorf	50	Director
     Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Alkota Cleaning Systems, Inc., Atlantic-Meeco, Inc., Electron Beam Technologies, Inc., Independent Printing Company, Inc., Indo-European Foods, Inc., Overseas Callander Fund, Ltd., Overseas Equity Investors Ltd., Professional Plumbing Group, Inc., Sunbelt Modular, Inc. and Globe Food Equipment, Inc. as well as several other privately held companies. Mr. Simon received an MBA from New York University Graduate School of Business Administration and a B.S. from the University of Minnesota School of Management.
     Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager since 1974, when he co-founded Tufco Industries, Inc., our predecessor. Mr. Bero has been a director since 1992 and has over 33 years of experience in the converting industry.
     Mr. Davison has been a director since 1992. Mr. Davison is currently a Principal with Advantaged In Strategy, LLC, a management consulting firm which began operations in 2007, and also serves as the Executive Director of the American Catalog Mailers Association, a Washington-based 501(c)(6) advocacy group. Formerly, he was President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988 and Chief Executive Officer from 1995 to 2006. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. In addition to other private companies and not-for-profit boards, he served as a director and member of the audit committee of Valley Resources until 2000 when the company was sold to Southern Union (NYSE:SUG). Mr. Davison received a Bachelors Degree from Vanderbilt University and a Masters Degree from the University of Texas.
     Mr. Kelly became a director in November 2006. He founded Waverly Partners, Inc., a company that provides assistance in the acquisition and operation of niche metals component manufacturing businesses, in 1994, and has been President since its inception. Prior to starting Waverly, Mr. Kelly was President of Fitchburg Coated Products. From 1984 to 1989 he served as Chief Financial Officer of Technographics, Inc. Mr. Kelly is a CPA, received an AB in Political Science from Providence College and an MBA from McGill University.

THE DIRECTORS OF THE COMPANY (Continued)
     Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics and North American Procurement for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director of Independent Printing Company, Inc., as well as a member of the Advisory Board for Bradford Equities Management, LLC. Mr. LeCalsey earned his undergraduate degree from Franklin & Marshall College and attended the University of Wisconsin-Oshkosh for his Masters course work in finance and marketing. He received Executive Certificates in business from the University of Michigan and the Thunderbird American Graduate School of International Business in Phoenix, AZ.
     Mr. Segel has been a director since February 2008. He is President of Highlands, LLC, founded in 2005, which provides consulting, investment and advisory services to businesses and private equity investors. From 1998 to 2004, Mr. Segel was President and CEO of Pamarco Technologies, Inc., a manufacturer/re-manufacturer of printing and converting equipment and key wear components. From 1993 to 1997, Mr. Segel was President and CEO of Dunmore Corporation, a privately held converter of plastic films. From 1990 to 1993, he was an Executive Vice President with Bell and Howell. Mr. Segel is currently a director of Pelagus Fund, Inc. and several privately held companies. He is a Trustee of George School in Newtown, PA. Mr. Segel received Bachelors and Masters Degrees in Mechanical Engineering from Yale University, and an MBA from the University of Chicago. He has over 35 years experience in the printing and converting industry.
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
     None of the directors listed herein is related to any other director or executive officer of the Company.

THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company

Louis LeCalsey, III	70	Director, President and Chief Executive Officer
Michael B. Wheeler	64	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Michele M. Cherney	41	Sr. Vice President, Sales and Marketing
George Hare	52	General Manager, Business Imaging Sector
     Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers or directors of the Company.
Executive Officers
     Louis LeCalsey, III—Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics and North American Procurement for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director of Independent Printing Company, Inc., as well as a member of the Advisory Board for Bradford Equities Management, LLC. Mr. LeCalsey earned his undergraduate degree from Franklin & Marshall College and attended the University of Wisconsin-Oshkosh for his Masters course work in finance and marketing. He received Executive Certificates in business from the University of Michigan and the Thunderbird American Graduate School of International Business in Phoenix, AZ.
     Michael B. Wheeler—Mr. Wheeler assumed the position of Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2006, retaining his position as Secretary and Treasurer. He had served as Vice President, Chief Financial Officer, Secretary and Treasurer since March 27, 2002. From 1999 to 2001, Mr. Wheeler consulted for several companies as a senior financial consultant. Prior to that, Mr. Wheeler was with Stone Container Corporation for twenty-five years serving as Vice President and Treasurer from 1983 to 1998.
     Michele M. Cherney — Ms. Cherney assumed the position of Sr. Vice President, Sales & Marketing for the Contract Manufacturing business segment in June 2006. She had been Vice President, Sales & Marketing for the Contract Manufacturing business segment since 1999. She began her career with Tufco in 1996 as a Marketing Manager in the Sales Department. Prior to joining Tufco, Ms. Cherney was in sales and marketing for Bay West Paper, a division of Wausau Papers, from 1989 until 1996. Ms. Cherney holds positions on various industry boards including INDA (Association of the Nonwoven Fabrics Industry).
     George Hare — Mr. Hare assumed the position of General Manager, Business Imaging Sector on June 30, 2008. Prior to joining Tufco he had been Vice President of the Contract Manufacturing Division of Diversapack, LLC from 2006 to 2008 and was General Manager with Pratt Industries from 2004 to 2006. Mr. Hare also worked at Georgia Pacific Corporation from 1999 to 2004 and Inland Container from 1995 to 1999.

CERTAIN CORPORATE GOVERNANCE MATTERS
     The Board of Directors has adopted a number of measures designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and final rules of the Securities and Exchange Commission (“SEC”) interpreting and implementing the Sarbanes-Oxley Act, as well as listing rules of the Nasdaq Capital Market relating to corporate governance matters. Among the significant measures implemented by the Board of Directors to date are the following:
Audit Committee Composition
     The Audit Committee is comprised solely of “independent directors” in accordance with the Nasdaq Listing Rules.
     The Audit Committee is currently composed of Mr. C. Hamilton Davison, Jr., Mr. Brian Kelly, and Mr. William R. Ziemendorf. The Audit Committee operates under a written charter adopted by the Board of Directors. The amended and restated Audit Committee Charter was ratified by the Board of Directors on February 9, 2007. The amended and restated Audit Committee Charter was attached as an exhibit to the Company’s definitive Proxy Statement filed in fiscal 2007. For fiscal 2009, the Board of Directors of the Company has determined that Brian Kelly is the Audit Committee Financial Expert (as defined in Item 407(d)(5)(ii) of Regulation S-K).
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
     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 4 or 5 were required, the Company believes that during the 2009 fiscal year all Section 16(a) filing requirements were complied with on a timely basis.
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

SUMMARY COMPENSATION TABLE
     The table below sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by our named executive officers.

			Option	All Other
Name and Principal Position	Year	Salary	Awards(2)	Compensation(1)	Total
Louis LeCalsey, III	2009	$267,881	$—	$11,287	$279,168
Director, President	2008	$286,500	$28,813	$17,429	$332,742
and CEO
Michael B. Wheeler	2009	$188,770	$7,829	$14,874	$211,473
Executive Vice President,	2008	$202,500	$4,574	$13,994	$221,068
CFO, COO, Secretary and Treasurer
Michele M. Cherney	2009	$159,736	$3,914	$21,655	$185,305
Sr. Vice President,	2008	$170,500	$2,287	$18,586	$191,373
Sales and Marketing

(1)	The compensation reported represents contributions to the Company’s 401(k) Plan, car allowances and country club dues.

(2)	For awards of options, the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718 (formerly SFAS No. 123(R)).
Employment Agreements
     Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he serves as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we are obligated to compensate him for a period of one year. If his employment is terminated within 180 days following a change in control of the Company (as defined in the employment agreement), then we (or our successor) will be obligated to pay him his base salary (subject to certain deductions) for a period of two years following the occurrence of the change in control. The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provides for a current annual base salary of $286,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. LeCalsey did not receive a bonus for fiscal year 2009 or 2008.
     Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $202,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. Wheeler did not receive a bonus for fiscal year 2009 or 2008.

Employment Agreements (Continued)
     Ms. Cherney entered into an employment agreement with the Company effective October 1, 1997, under which she serves as Vice President, Sales and Marketing for an initial term of one year with successive one-year renewal terms. Ms. Cherney was promoted to Sr. Vice President Sales and Marketing in June 2006. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for a period of one year. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $170,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Ms. Cherney did not receive a bonus for fiscal year 2009 or 2008.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2009 held by the named executive officers.

		Number of Securities
	Number of Securities	Underlying Unexercised	Option
	Underlying Unexercised	Options (#)	Exercise		Option Expiration
Name	Options (#) Exercisable	Unexercisable	Price($)	Grant Date	Date

Louis LeCalsey, III	30,000	—	$7.00	10/01/01	10/01/11
	16,500	—	$4.92	10/01/02	10/01/12
	15,000	—	$5.71	11/26/03	11/26/13
	12,000	—	$7.87	11/19/04	11/19/14
	6,000	4,000	$7.60	10/01/07	10/01/17
	9,000	6,000	$5.56	9/30/08	9/03/18
Michael B. Wheeler	15,000	—	$5.70	3/27/02	3/27/12
	12,500	—	$4.92	10/01/02	10/01/12
	11,000	—	$5.71	11/26/03	11/26/13
	9,000	—	$7.87	11/19/04	11/19/14
	6,000	4,000	$7.60	10/01/07	10/01/17
	6,000	4,000	$5.56	9/03/08	9/03/18
Michele M. Cherney	4,000	—	$7.00	10/01/01	10/01/11
	4,500	—	$4.92	10/01/02	10/01/12
	4,000	—	$5.71	11/26/03	11/26/13
	3,000	—	$7.87	11/19/04	11/19/14
	3,000	2,000	$7.60	10/01/07	10/01/17
	3,000	2,000	$5.56	9/03/08	9/03/18
The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period. Options issued under the 2003 Non-Qualified Stock Option Plan generally expire ten years from the date of grant.

POTENTIAL PAYMENT OF TERMINATION OR CHANGE IN CONTROL
     The employment agreements provide for a current annual base salary, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. As of September 30, 2009, the following table sets forth the potential payment that each of our named executive officers would receive upon termination or change in control.

		Compensation of Individual if
	Compensation Following	Terminated Within 180 Days
Name	Termination Without Cause (1)	Following Change in Control(1)

Louis LeCalsey, III	$286,500	$573,000

Michael B. Wheeler	$202,500	$202,500

Michele M. Cherney	$170,500	$170,500

(1)	Some officers would receive a bonus based upon a target for operating income determined by the Compensation Committee.

Director Compensation
     Our directors who are not employees receive:
•	an annual fee of $12,000,

•	a payment of $1,500 for each board meeting attended,

•	a payment of $1,500 for each committee meeting attended, and

•	per diem fees for supplemental Audit Committee services.
     In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director will receive an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On May 12, 2009, Messrs. Bero, Davison, Kelly, Segel, Simon and Ziemendorf each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $3.98 per share.
DIRECTOR COMPENSATION

	Fees Earned or	Option
Name	Paid in Cash	Awards	Total

Robert J. Simon	$21,000	$5,213	$26,213

Samuel J. Bero	$21,000	$5,213	$26,213

C. Hamilton Davison, Jr.	$24,000	$5,213	$29,213

Brian Kelly	$24,000	$5,213	$29,213

Richard M. Segel	$18,000	$5,213	$23,213

William R. Ziemendorf	$24,000	$5,213	$29,213

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 18, 2009, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.
     Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF	PERCENT OF
	BENEFICIAL OWNERSHIP	CLASS

Over 5% Stockholders
Robert J. Simon(1)(3)(4)(14)	2,661,543	61.3%
Barbara M. Henagan(1)(3)	2,621,661	60.8%
Bradford Venture Partners, L.P. (1)(6)	2,619,740	60.8%
Overseas Equity Investors Partners(3)(2)	2,619,740	60.8%

Other Directors And Executive Officers
Samuel J. Bero(7)	207,500	4.8%
Louis LeCalsey III(8)	209,692	4.8%
C. Hamilton Davison, Jr. (5)	33,842	*
Richard M. Segel (9)	8,000	*
Brian Kelly(15)	11,000	*
William R. Ziemendorf (16)	6,000	*
Michael B. Wheeler(10)	54,500	1.2%
George Hare (11)	833	*
Michele M. Cherney (12)	36,000	*
Directors and Executive Officers as a Group (10 persons)(1)(3)(13)	3,228,910	70.5%

*	Less than one percent

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners (“Overseas Equity”), as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

Security Ownership of Certain Beneficial Owners (Continued)

(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(8)	The amount shown includes 80,500 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(9)	The amount shown includes 8,000 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(10)	The amount shown includes 53,500 shares that may be acquired under options exercisable within 60 days of December18, 2009.

(11)	The amount shown includes 833 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(12)	The amount shown includes 18,500 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(13)	The amount shown includes an aggregate of 268,333 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(14)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(15)	The amount shown includes 11,000 shares that may be acquired under options exercisable within 60 days of December 18, 2009.

(16)	The amount shown includes 6,000 shares that may be acquired under options exercisable within 60 days of December 18, 2009.
Equity Compensation Plan Information
     The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2009.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders (1)	296,650	$6.46	282,350

Equity compensation plans not approved by security holders (2)	—	—	—

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expires April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $209,938 to the partnership that is the lessor of this facility for fiscal year 2009. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
     In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of 10 years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2009, we paid Bradford Ventures Ltd. $409,192 in fees. We believe that the terms of the agreement with Bradford Ventures Ltd. are customary and are at least as favorable to us as could be obtained from an unaffiliated party.
     The Company is a “Controlled Company” as defined in Nasdaq Listing Rule 5615(c)(3). The Board of Directors has based this determination on the fact that approximately 61% of the voting stock of the Company is held by Bradford Venture Partners, L.P. and Overseas Equity Investors Ltd., which together constitute a group for purposes of Nasdaq Listing Rule 5615(c)(3). The Company’s compensation committees include one director, Robert J. Simon, who is not “independent” under the Nasdaq Listing Rules. However, as the Company is a “Controlled Company” it is not required under the standards of the Nasdaq Listing Rules to have a compensation committee consisting solely of “independent” directors.
     The Board of Directors does not have a standing Nominating Committee or committee performing similar functions; however, the Board of Directors functions in the capacity of the Nominating Committee. As the Company is a “Controlled Company” and a majority of the members of the Board are independent, the Board has determined not to create a separate nominating committee. The Board of Directors has determined that five of the seven directors meet the independence standards under the Nasdaq Listing Rules. These Directors are Messrs. Bero, Davison, Kelly, Segel and Ziemendorf.
     The Audit Committee or another independent committee of the Board of Directors is required to approve all related-party transactions required to be disclosed pursuant to Item 404 of Regulation S-K (or such approval may be made by another independent committee of the Board).
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees paid or accrued by the Company for the audit and other services provided by McGladrey & Pullen LLP and Deloitte & Touche LLP for fiscal years 2009 and 2008. On March 19, 2007, the Company dismissed Deloitte & Touche LLP as its independent registered public accounting firm and engaged McGladrey & Pullen LLP as its new independent registered public accounting firm effective immediately. The Audit Committee of the Company’s Board of Directors participated in and approved the decision to change independent registered accounting firms.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES (Continued)

	McGladrey & Pullen	McGladrey & Pullen	Deloitte & Touche
	FY 2009	FY 2008	FY 2008
Audit Fees	$169,700	$175,000	$5,598
Audit-Related Fees	0	17,369	0
Tax Fees	0	0	0
All Other Fees	0	0	0
     Audit fees of McGladrey & Pullen LLP for fiscal 2009 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. There were no “Tax Fees” paid to McGladrey & Pullen LLP or Deloitte & Touche LLP during fiscal 2009. The Audit Committee approved all of the services described above.
     Audit fees of McGladrey & Pullen LLP for fiscal 2008 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. Audit Fees for Deloitte & Touche LLP consisted of the examination of prior year information of the consolidated financial statements of the Company for fiscal 2008. “Audit-Related Fees” include charges related to consultations on accounting and reporting matters, including management’s assessment of internal control over financial reporting, in support of the Company’s financial statements for the year ended September 30, 2008. There were no “Tax Fees” paid to McGladrey & Pullen LLP or Deloitte & Touche LLP during fiscal 2008. The Audit Committee approved all of the services described above.

PART IV
ITEM 15— EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the consolidated financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted or are not required for a smaller reporting company because the information required is included in the consolidated financial statements and notes thereto.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit
	Number	Description

	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).

	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).

	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).

	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).

	10.7	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).

	10.11	Amended lease between Bero and McClure Partnership and Tufco LP dated November 22, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006, incorporated by reference herein).

	10.14	Credit Agreement dated May 13, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009, incorporated by reference herein).

	14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).

	23.1	*Consent of McGladrey & Pullen, LLP

	31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III

	31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler

	32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description
32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2009.

Tufco Technologies, Inc.
By:	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis LeCalsey, III Louis LeCalsey, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2009

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2009

/s/ Michael B. Wheeler Michael B. Wheeler	Executive VP, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2009

/s/ Samuel J. Bero Samuel J. Bero	Director	December 29, 2009

/s/ C. Hamilton Davison, Jr. C. Hamilton Davison, Jr.	Director	December 29, 2009

/s/ Brian Kelly Brian Kelly	Director	December 29, 2009

/s/ Richard M. Segel Richard M. Segel	Director	December 29, 2009

/s/ William R. Ziemendorf William R. Ziemendorf	Director	December 29, 2009

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheets as of September 30, 2009 and 2008	F-2
Statements of Operations for the Years Ended September 30, 2009 and 2008	F-3
Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008	F-4
Statements of Cash Flows for the Years Ended September 30, 2009 and 2008	F-5
Notes to Consolidated Financial Statements	F-6 — F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Tufco Technologies, Inc.
We have audited the consolidated balance sheets of Tufco Technologies, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Tufco Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2009, included in the accompanying Item 9A(T)-Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
December 29, 2009

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$4,092	$68,397
Accounts receivable—net	11,077,258	11,770,981
Inventories—net	10,645,168	14,939,968
Prepaid expenses and other current assets	245,534	420,237
Income taxes receivable	604,144	118,991
Deferred income taxes	381,661	467,031

Total current assets	22,957,857	27,785,605

PROPERTY, PLANT, AND EQUIPMENT—Net	17,892,453	18,036,764

GOODWILL	7,211,575	7,211,575

OTHER ASSETS—Net	128,684	122,297

TOTAL	$48,190,569	$53,156,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,270,099	$—
Accounts payable	6,861,167	8,320,011
Accrued payroll, vacation, and payroll taxes	542,534	562,598
Other current liabilities	463,736	700,095

Total current liabilities	9,137,536	9,582,704

LONG-TERM DEBT	—	3,000,000

DEFERRED INCOME TAXES	2,611,572	2,791,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value—2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value—1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,421,007	25,374,211
Retained earnings	13,130,824	13,981,031
Treasury stock—399,794 and 252,037 common shares at cost	(2,157,457)	(1,620,242)

Total stockholders’ equity	36,441,461	37,782,087

TOTAL	$48,190,569	$53,156,241

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

NET SALES	$86,775,764	$111,316,250

COST OF SALES	82,988,739	104,980,541

GROSS PROFIT	3,787,025	6,335,709

OPERATING EXPENSES:

Selling, general, and administrative	5,126,711	5,198,297
Gain on asset sales	(37,900)	—

OPERATING (LOSS) INCOME	(1,301,786)	1,137,412

OTHER (EXPENSE) INCOME:
Interest expense	(110,166)	(265,168)
Interest income and other income	13,580	18,570

Total	(96,586)	(246,598)

(LOSS) INCOME BEFORE INCOME TAXES	(1,398,372)	890,814

INCOME TAX (BENEFIT) EXPENSE	(548,165)	$300,482

NET (LOSS) INCOME	$(850,207)	$590,332

NET (LOSS) INCOME PER SHARE:

Basic	$(0.20)	$0.13

Diluted	$(0.20)	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,345,211	4,500,268

Diluted	4,345,211	4,510,992
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Common Stock		Non-voting		Additional			Total
	Voting		Common	Preferred	Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Earnings	Stock	Equity

BALANCES—September 30, 2007	4,708,741	$47,087	$—	$—	$25,304,421	$13,390,699	$(1,141,806)	$37,600,401
Stock-based compensation expense	—	—	—	—	69,790	—	—	69,790
Purchase of treasury stock — 78,940 common shares at cost	—	—	—	—	—	—	(478,436)	(478,436)
Net income	—	—	—	—	—	590,332	—	590,332

BALANCES—September 30, 2008	4,708,741	47,087	—	—	25,374,211	13,981,031	(1,620,242)	37,782,087
Stock-based compensation expense	—	—	—	—	46,796	—	—	46,796
Purchase of treasury stock — 147,757 common shares at cost	—	—	—	—	—	—	(537,215)	(537,215)
Net loss	—	—	—	—	—	(850,207)	—	(850,207)

BALANCES—September 30, 2009	4,708,741	$47,087	$—	$—	$25,421,007	$13,130,824	$(2,157,457)	$36,441,461

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

OPERATING ACTIVITIES:
Net (loss) income	$(850,207)	$590,332
Noncash items in net (loss) income:
Depreciation and amortization of property, plant, and equipment	2,407,859	2,176,089
Non-monetary reimbursement of cost	—	(100,000)
Deferred income taxes	(94,508)	322,255
Gain on sale of property, plant and equipment	(37,900)	—
Stock-based compensation expense	46,796	69,790
Changes in operating working capital:
Accounts receivable	693,723	3,530,889
Inventories	4,294,800	1,414,848
Prepaid expenses and other assets	168,316	418,091
Accounts payable	(1,458,844)	(3,360,752)
Accrued and other current liabilities	(256,423)	32,742
Income taxes receivable	(485,153)	(118,991)
Income taxes payable	—	(107,182)

Net cash provided by operating activities	4,428,459	4,868,111

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,263,548)	(1,110,452)
Payment of construction payable	—	(25,823)
Proceeds from disposals of property, plant and equipment	37,900	—

Net cash used in investing activities	(2,225,648)	(1,136,275)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,729,901)	(3,191,666)
Purchase of treasury stock	(537,215)	(478,436)

Net cash used in financing activities	(2,267,116)	(3,670,102)

NET (DECREASE) INCREASE IN CASH	(64,305)	61,734

CASH:
Beginning of year	68,397	6,663

End of year	$4,092	$68,397

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
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
Accounts Receivable—Management estimates allowances for collectability related to its accounts receivable balances. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Management’s estimates include providing for 100 percent of specific customer balances when it is deemed probable that the balance is uncollectable. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 12 months’ sales, less actual write-offs to date. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectability of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectability of its receivables or future revenues. Recoveries of accounts receivables previously written off are recorded when received. Credit terms to customers in the Contract Manufacturing segment are generally net 30 days. Credit terms to customers in the Business Imaging segment are generally discounted net 30 terms.
Inventories—Inventories are carried at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method of inventory valuation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.
Property, Plant, and Equipment—Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: 20 to 40 years for buildings, 3 to 10 years for machinery and equipment, 3 to 5 years for computer equipment and software, 5 to 7 years for furniture and fixtures, and the shorter of the estimated useful life or the lease term for leasehold improvements.

Impairment of Long-Lived Assets—Impairment of long-lived assets is reviewed in accordance with Accounting Standards Codification (“ASC”) 360-10 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.
Goodwill—Goodwill represents the excess of cost over fair value of net assets acquired in business combinations. Management has continued to review the carrying values of goodwill for recoverability on the annual measurement date of June 30. In order to calculate goodwill, management applies judgment in determining the reporting units, which represent distinct parts of the business. The annual goodwill impairment analysis involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or any changes in market conditions, interest rates or other externalities, could result in an impairment charge. Management has continued to review the carrying values of goodwill for recoverability based on fair market value estimated using estimated future cash flows and prices of comparable companies in accordance with Accounting Standards Codification (“ASC”) 350-10 (formerly SFAS No. 142), “Goodwill and Other Intangible Assets”. The fair value of the reporting units was estimated using a combination of valuation techniques, including the expected present value of future cash flows and prices of comparable businesses. In the event that valuation multiples decline, discount rates increase, or the projected cash flows of the individual reporting units decline, the Company may be required to proceed through an analysis of impairment as provided in ASC 350-10. For example, an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 of ASC 350-10 and require the Company to proceed to Step 2 of ASC 350-10 to measure the fair value of assets and liabilities of the reporting units. The current discount rate would need to increase 3.7% for Contract Manufacturing and increase 5.6% for Business Imaging before the Company would be required to proceed to Step 2 of ASC 350-10. The Company recognizes that its common stock regularly trades below book value per share and will continue to monitor the relationship of its market capitalization to both its book value and tangible book value. While management is seeking to return the Company’s business fundamentals to levels that support the book value per share, there is no assurance that it will be successful in doing so, or that the market price of the common stock will increase to such levels in the foreseeable future.
There were no changes in the carrying amount of goodwill by reporting unit for the years ended September 30, 2009 and 2008. Goodwill by reporting unit is:

Contract	Business
Manufacturing	Imaging	Total

$4,281,759	$2,929,816	$7,211,575

Income Taxes—Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, if any, plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences that will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred tax assets will include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. When applicable, valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized. The Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.
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
Stock-Based Compensation—The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which shares are available for grant.
The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period and non-employee director stock options vest immediately. Options issued under these plans generally expire ten years from the date of grant.
Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was zero and 10,724 shares in fiscal 2009 and 2008, respectively. During fiscal 2009 and 2008, options to purchase 296,650 shares, and 167,350 shares, respectively, were excluded from the diluted earnings per share computation, as the effects of such options would have been “anti-dilutive”.
Financial Instruments—On October 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) 820-10 (formerly SFAS No. 157), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. However, the FASB issued FSP ASC 820-10 which deferred until the beginning of our 2010 fiscal year, the effective date of ASC 820-10 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company determined that the adoption of ASC 820-10 did not have a material effect on its consolidated financial statements.

The Company currently does not have any fair value measurements.

Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities and variable interest rates.

Recently Issued Accounting Standards—The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” For annual and interim periods ending after September 15, 2009, the FASB Accounting Standards Codification will become the single source of authoritative generally accepted accounting principles (GAAP) in the United States. Once a company issues financial statements for the period ending after September 15, 2009, the SEC Staff believes any references to specific elements of GAAP should use Codification references.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 805-10 (formerly SFAS No. 141( R)) “Business Combinations”. ASC 805-10 revised the requirements of fair value principles, the cost allocation process and together with other revisions from past practice in business combinations. ASC 805-10 is effective for fiscal years beginning on or after December 15, 2008. Any business combination in the future will have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 810-10 (formerly SFAS No. 160) “Noncontrolling Interests in Consolidated Financial Statements”. ASC 810-10 amends ARB 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. ASC 810-10 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, ASC 810-10 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. ASC 810-10 is effective for fiscal years beginning on or after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of fiscal year 2010. The Company has determined that the adoption of ASC 810-10 will not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued ASC 260-10 (formerly FSP EITF 03-6-1) “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of fiscal year 2010. The Company does not expect ASC 260-10 to have a material impact on its financial statements.

Subsequent Events—In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855-10 (formerly SFAS No. 165) “Subsequent Events”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has adopted this standard during the fiscal period ended September 30, 2009 and has evaluated any subsequent events through December 29, 2009. During the period subsequent to September 30, 2009, the Company did not have any material recognizable subsequent events.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.
2.	ACCOUNTS RECEIVABLE
Accounts receivable are stated net of allowances for doubtful accounts of $63,000 and $129,000 at September 30, 2009 and 2008, respectively. Amounts due from two multinational consumer products customers represent 49% and 58% of total accounts receivable at September 30, 2009 and 2008, respectively.
3.	INVENTORIES
Inventories at September 30, 2009 and 2008, consist of the following:

	2009	2008

Raw materials	$8,182,736	$11,407,472
Finished goods	2,462,432	3,532,496

Total inventories	$10,645,168	$14,939,968

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $455,000 and $312,000 at September 30, 2009 and 2008, respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at September 30, 2009 and 2008, consist of the following:

	2009	2008

Land and land improvements	$647,843	$631,042
Buildings	9,897,423	9,817,231
Leasehold improvements	762,530	753,952
Machinery and equipment	27,110,202	24,019,694
Computer equipment and software	5,717,626	5,571,446
Furniture and fixtures	564,897	560,154
Vehicles	44,206	44,206

	44,744,727	41,397,725
Less accumulated depreciation and amortization	27,523,818	25,120,916

Net depreciated value	17,220,909	16,276,809
Construction in progress	671,544	1,759,955

Property, plant, and equipment—net	$17,892,453	$18,036,764

5.	LONG-TERM DEBT
Long-term debt at September 30, 2009 and 2008, consists of the following:

Current portion of note payable to bank, under a $10 million unsecured credit agreement	$1,270,099	$—

Long-term note payable to banks, under a $15 million unsecured credit agreement	—	3,000,000

Total Long-term Debt	$1,270,099	$3,000,000

The Company replaced its credit agreement on May 13, 2009 with a new $10.0 million unsecured revolving line of credit facility that expires in May 2010. The Company currently intends to extend or replace the agreement at its expiry. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.25%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. If the Company fails to meet a specified funded debt to EBITDA ratio, the Company’s lender will have the right to take a security interest in the Company’s accounts receivables and inventory. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and after tax net income (or loss within specified levels).
As of December 18, 2009, the Company had approximately $7.6 million available and $2.4 million outstanding under the revolving credit line pursuant to its credit agreement.

Tufco LP is the borrower under the credit agreement. Tufco LLC is an affiliated guarantor and is 100% owned by the parent company, Tufco Technologies, Inc., which is also a guarantor. Under the credit agreement, Hamco Manufacturing and Distributing LLC, a subsidiary of Tufco LP, is also a guarantor. All guarantees are full and unconditional, as well as joint and several. The underlying borrowings are not registered securities.

Borrowings under the previous $15 million unsecured credit agreement were made under the base rate account or the Eurodollar account. Interest on amounts borrowed under the base rate account were calculated based on the greater of the Federal Funds Effective Rate plus 1/2 of 1% or the Prime Rate on the date of the borrowing. Interest on amounts borrowed under the Eurodollar account was calculated based on LIBOR.
6.	INCOME TAXES
The tax effects of significant items composing the Company’s net deferred tax liability as of September 30, 2009 and 2008, are as follows:

	2009	2008
Deferred tax assets:
Valuation allowances for accounts receivable and inventories—not currently deductible	$193,378	$168,820
Inventory costs capitalized for tax purposes	31,015	44,684
Vacation and severance accruals—not currently deductible	85,084	87,342
Other accruals—not currently deductible	72,184	55,353
Net operating loss and tax credit carryforwards	533,637	110,832
Stock compensation	119,303	104,552

Total gross deferred tax assets	1,034,601	571,583

Deferred tax liabilities:
Basis difference on property and equipment	2,251,060	1,996,041
Basis difference on goodwill	1,013,452	899,961

Total gross deferred tax liabilities	3,264,512	2,896,002

Net deferred tax liability	$2,229,911	$2,324,419

Net deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets at September 30, 2009 and 2008, as follows:

	2009	2008
Current deferred tax assets	$381,661	$467,031

Noncurrent deferred tax liability	2,611,572	2,791,450

Net deferred tax liability	$2,229,911	$2,324,419

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $971,000 and $1,471,000, respectively, for income tax purposes expiring in 2029 for federal and from 2021 to 2029 for state. The Company utilized approximately $1,637,000 of federal net operating loss carrybacks in 2009 to years 2004 to 2008. The Company has a federal and state tax credit carryforward of approximately $134,000 as of September 30, 2009.

The components of income tax (benefit) expense are as follows:

	2009	2008

Current tax (benefit) expense:
Federal	$(460,805)	$(30,473)
State	7,148	8,700

Total	(453,657)	(21,773)

Deferred tax expense:
Federal	10,459	296,849
State	(104,967)	25,406

Total	(94,508)	322,255

Income tax (benefit) expense	$(548,165)	$300,482

Income tax (benefit) expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2009	2008

Federal income taxes computed at statutory rates	$(475,446)	$302,877
State income taxes—net of federal tax benefit	(64,560)	22,510
Other nondeductibles	6,221	6,148
Other	(14,380)	(31,053)

Income tax (benefit) expense	$(548,165)	$300,482

At September 30, 2009 and 2008, the Company had no material unrecognized tax benefits. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are fiscal years ending September 30, 2008 and 2009.

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the year ended September 30, 2009 and 2008.

7.	COMMITMENTS AND CONTINGENCIES
Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a new lease with the partnership that expires in March 2013, which is classified as an operating lease and requires monthly rental payments of $17,070 which increase 1.65% every twelve months. Rental expense under the lease totaled $209,938 for fiscal 2009 and $206,530 for fiscal 2008, respectively. On the expiration date there is an option for an additional five-year term to be negotiated.
The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire on varying dates over the next five years.
Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2009, are as follows:

2010	$851,683
2011	331,160
2012	317,181
2013	144,777
2014	9,848

Total	$1,654,649

The Company will purchase for $788,000 in December 2009 one of the presses currently being leased and has given notice to purchase the second press under lease in June 2010, of which the amount is unknown.
Rental expense for all operating leases totaled $1,639,545 and $1,518,363 for the years ended September 2009 and 2008, respectively.
Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.
8.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN
The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes annual contributions at the discretion of the board of directors. In addition, the Company matches certain amounts of an employee’s contribution. Expenses relating to the defined contribution 401(k) plan totaled $59,411 and $168,553 for fiscal 2009 and 2008, respectively. The Company has currently suspended contributions to the plan.
9.	STOCKHOLDERS’ EQUITY
Non-voting Common Stock and Preferred Stock—At September 30, 2009 and 2008, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Repurchase Plan—In February 2008, the Company’s Board of Directors approved a program for open market stock repurchases through December 31, 2008 for up to 100,000 shares of its common stock at prevailing market prices after concluding that the Company’s cash and debt position would enable these purchases without impairment to the Company’s capital. On October 15, 2008, the Company’s Board of Directors approved an extension of its February 2008 stock repurchase program through June 30, 2009 and an increase in the number of shares from 100,000 to 200,000. On January 22, 2009, the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 30, 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 226,697 shares were purchased under the plan through September 30, 2009.
Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan, the (“2003 Plan”) currently reserves 282,350 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. No options were issued in fiscal 2009 under the 2003 Plan. During fiscal 2008, options to purchase 38,850 shares of voting common stock were granted.
The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal years 2009 and 2008, options to purchase 18,000 and 20,000 shares, respectively, of voting common stock were granted under the 2004 Plan.
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
For the years ended September 30, 2009 and 2008, the total stock compensation expense recognized by the Company was $46,796 and $69,790, respectively. There was $22,327 of unrecognized compensation cost related to 2008 share-based compensation awards as of September 30, 2009, which will be recognized over a remaining weighted average period of two years.

A summary of the stock option activity under the Company’s share-based compensation plans for the years ended September 30, 2009 and 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at September 30, 2007	296,300	$6.74
New grants	58,850	6.64
Exercised	—	—
Forfeited or expired	(32,000)	7.75

Outstanding at September 30, 2008	323,150	$6.62
New grants	18,000	3.98
Exercised	—	—
Forfeited or expired	(44,500)	6.67

Outstanding at September 30, 2009	296,650	$6.46	5.0	$0

Exercisable at September 30, 2009	270,750	$6.45	4.6	$0

The weighted average grant date fair value of options granted during fiscal 2009 and 2008 was estimated at $1.74, and $1.83 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2009 and 2008:

	2009	2008

Risk-free interest rate	0.90%	2.48% - 4.05%
Expected volatility	113.7%	49.9% - 61.1%
Dividend yield	0.0%	0.0%
Expected option life, standard option (years)	2.0	3.0
In fiscal 2009 and 2008, no employee stock options were exercised. The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $2.90 on the last business day of the year ended September 30, 2009. The realized tax benefit is recognized, when material, as an increase to additional paid-in capital or a decrease to income tax expense with an offset to deferred tax assets, depending on the accumulation of windfalls and shortfalls.
10.	RELATED-PARTY TRANSACTIONS
The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. Consulting expense was $409,192 and $389,706 for fiscal 2009 and 2008, respectively.

As discussed in footnote 8 “Commitments and Contingencies,” the Company leases facilities from a partnership composed of current and former stockholders.
11.	SUPPLEMENTAL CASH FLOW INFORMATION
The following is provided as supplemental information to the consolidated statements of cash flows:

	2009	2008

Interest paid	$109,305	$283,892

Income taxes paid	$32,605	$200,000

12.	MAJOR CUSTOMER AND SEGMENT INFORMATION
Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements, accounted for the following percentage of total sales:

	2009	2008

Contract Manufacturing segment
Customer A	35%	36%
Customer B	25%	32%
The manufacturing contract with Customer A expires April 2012 and the manufacturing contract with Customer B expires June 2013.
The Company operates in a single industry since it manufactures and distributes custom paper-based and nonwoven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Corporate costs, such as interest income, interest expense and income tax (benefit) expense are recorded under the Corporate and Other segment. Such market segment information is summarized below. The Contract Manufacturing segment provides services to multinational consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.
Substantially all of the Company’s revenues are attributed to domestic external customers. There are no long-lived assets located outside of the United States.

	Contract	Business	Corporate
Fiscal 2009	Manufacturing	Imaging	and Other	Consolidated

Net sales	$63,901,520	$22,874,244	$—	$86,775,764

Gross profit	2,360,286	1,426,739	—	3,787,025

Operating income (loss)	1,049,200	145,266	(2,496,252)	(1,301,786)

Depreciation and amortization expense	2,198,440	207,045	2,374	2,407,859

Capital expenditures	2,228,576	34,972	—	2,263,548

Assets:
Inventories	$8,642,397	$2,002,771	$—	$10,645,168
Property, plant, and equipment—net	15,969,177	1,918,400	4,876	17,892,453
Accounts receivable and other (including goodwill)	12,334,332	6,200,035	1,118,581	19,652,948

Total assets	$36,945,906	$10,121,206	$1,123,457	$48,190,569

	Contract	Business	Corporate
Fiscal 2008	Manufacturing	Imaging	and Other	Consolidated

Net sales	$86,786,047	$24,530,203	$—	$111,316,250

Gross profit	4,682,739	1,652,970	—	6,335,709

Operating income (loss)	3,255,755	430,687	(2,549,030)	1,137,412

Depreciation and amortization expense	1,956,682	214,557	4,850	2,176,089

Capital expenditures	972,936	137,516	—	1,110,452

Assets:
Inventories—net	$12,209,659	$2,730,309	$—	$14,939,968
Property, plant, and equipment—net	15,939,041	2,090,473	7,250	18,036,764
Accounts receivable and other (including goodwill)	13,425,593	5,977,200	776,716	20,179,509

Total assets	$41,574,293	$10,797,982	$783,966	$53,156,241