Form 10-Q
period 2009-12-31
TUFCO TECHNOLOGIES INC
filed 2010-02-16
CIK 895329

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 15, 2009

Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2009	2009
Assets

CURRENT ASSETS:
Cash	$6,571	$4,092
Accounts receivable-net	11,106,112	11,077,258
Inventories-net	12,805,335	10,645,168
Prepaid expenses and other current assets	541,191	245,534
Income taxes receivable	604,144	604,144
Deferred income taxes	381,661	381,661

Total current assets	25,445,014	22,957,857

PROPERTY, PLANT AND EQUIPMENT-Net	18,452,413	17,892,453
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	130,730	128,684

TOTAL	$51,239,732	$48,190,569

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Current portion of long-term debt	$3,610,978	$1,270,099
Accounts payable	7,794,651	6,861,167
Accrued payroll, vacation and payroll taxes	488,053	542,534
Other current liabilities	439,339	463,736

Total current liabilities	12,333,021	9,137,536

DEFERRED INCOME TAXES	2,609,203	2,611,572

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,427,356	25,421,007
Retained earnings	12,980,522	13,130,824
Treasury stock, 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,297,508	36,441,461

TOTAL	$51,239,732	$48,190,569

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2009	2008

NET SALES	$20,042,056	$23,185,787
COST OF SALES	18,997,829	21,904,180

GROSS PROFIT	1,044,227	1,281,607

OPERATING EXPENSES:
Selling, general & administrative	1,276,798	1,270,889
Gain on asset sales	—	(37,500)

OPERATING (LOSS) INCOME	(232,571)	48,218
OTHER (EXPENSE) INCOME:
Interest expense	(22,531)	(42,606)
Interest income and other income	15,387	13,439

(LOSS) INCOME BEFORE INCOME TAXES	(239,715)	19,051
INCOME TAX (BENEFIT) EXPENSE	(89,413)	7,467

NET (LOSS) INCOME	$(150,302)	$11,584

BASIC EARNINGS PER SHARE:
Net (Loss) Income	$(0.03)	$0.00

DILUTED EARNINGS PER SHARE:
Net (Loss) Income	$(0.03)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,412,242
Diluted	4,308,947	4,412,242
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2009	2008
OPERATING ACTIVITIES

Net (loss) income	$(150,302)	$11,584

Noncash items in net (loss) income:
Depreciation and amortization of property, plant and equipment	672,674	568,400
Deferred income taxes	(2,369)	(1,521)
Gain on sale of property, plant and equipment	—	(37,500)
Stock-based compensation expense	6,349	3,879
Changes in operating working capital:
Accounts receivable	(28,854)	(471,703)
Inventories	(2,160,167)	667,062
Prepaid expenses and other assets	(297,703)	(105,333)
Accounts payable	878,821	(1,028,610)
Accrued and other current liabilities	10,167	(199,303)
Income taxes payable/receivable	(89,045)	6,988

Net cash used in operating activities	(1,160,429)	(586,057)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,177,971)	(467,487)
Proceeds from disposals of property, plant and equipment	—	37,500

Net cash used in investing activities	(1,177,971)	(429,987)

FINANCING ACTIVITIES
Net borrowings (repayments) of debt	2,340,879	1,250,000
Purchase of treasury stock	—	(295,586)

Net cash provided by financing activities	2,340,879	954,414

NET INCREASE (DECREASE) IN CASH	2,479	(61,630)

CASH:
Beginning of period	4,092	68,397

End of period	$6,571	$6,767

NONCASH SUPPLEMENTAL INFORMATION:

Change in construction payable	$54,663	$106,819

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2009 and 2008
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month period ended December 31, 2009 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2009 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2009 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009.
2.	Recently Issued Accounting Standards

On October 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

On October 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). This standard applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

On October 1, 2009, the Company adopted a new accounting standard issued by the FASB related to determining whether instruments granted in share-based payment transactions are participating securities. This standard provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this standard did not have an effect on the Company’s financial position, results of operations or cash flows.

Notes to condensed consolidated financial statements—(continued)
3.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. During the three months ended December 31, 2009 and 2008, options to purchase 310,650 and 300,150 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.
4.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.
5.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2009	2009

Raw materials	$9,905,764	$8,182,736
Finished goods	2,899,571	2,462,432

Total inventories	$12,805,335	$10,645,168

6.	Long-Term Debt

The Company has a $10.0 million unsecured revolving line of credit facility that expires in May 2010. The Company currently intends to extend or replace the agreement at, or prior to, its expiry. Borrowings under the current credit facility bear interest at a rate equal to LIBOR plus 2.25%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. If the Company fails to meet a specified funded debt to EBITDA ratio for two consecutive quarters, the Company’s lender will have the right to take a security interest in the Company’s accounts receivables and inventory. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and after tax net income (or loss within specified levels).
7.	Stock Based Compensation

During the three months ended December 31, 2009, employees of Tufco Technologies, Inc. received discretionary grants on November 30, 2009 to acquire 14,000 shares of common stock under Tufco’s 2003 Non-Qualified Stock Option Plan at an exercise price of $3.19 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.26 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.67%, expected volatility of 121.4%, no dividend yield and an expected life of three years.

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

As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. Management has completed the Company’s annual impairment test, “Goodwill and Other Intangible Assets”, and determined there were no changes in the carrying amount of goodwill by reporting unit for the three months ended December 31, 2009. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. For example, lower than expected growth or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units. At the annual measurement date of June 30, 2009, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 59%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 74% at June 30, 2009.

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
December 31, 2009	Manufacturing	Imaging	and Other	Consolidated

Net sales	$13,947,418	$6,094,638	$—	$20,042,056
Gross profit	678,243	365,984	—	1,044,227
Operating income (loss)	322,919	64,073	(619,563)	(232,571)
Depreciation and amortization expense	619,680	52,401	593	672,674
Capital expenditures	1,146,158	31,813	—	1,177,971

Three Months Ended	Contract	Business	Corporate
December 31, 2008	Manufacturing	Imaging	and Other	Consolidated

Net sales	$17,436,202	$5,749,585	$—	$23,185,787
Gross profit	943,249	338,358	—	1,281,607
Operating income (loss)	640,308	29,212	(621,302)	48,218
Depreciation and amortization expense	515,141	52,666	593	568,400
Capital expenditures	467,487	—	—	467,487

	Contract	Business	Corporate
December 31, 2009	Manufacturing	Imaging	and Other	Consolidated

Assets:
Inventories-net	$10,208,985	$2,596,350	$—	$12,805,335
Property, plant and equipment-net	16,550,318	1,897,812	4,283	18,452,413
Accounts receivable and other (including goodwill)	12,397,362	6,461,516	1,123,106	19,981,984

Total assets	$39,156,665	$10,955,678	$1,127,389	$51,239,732

	Contract	Business	Corporate
September 30, 2009	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$8,642,397	$2,002,771	$—	$10,645,168
Property, plant and equipment-net	15,969,177	1,918,400	4,876	17,892,453
Accounts receivable and other (including goodwill)	12,334,332	6,200,035	1,118,581	19,652,948

Total assets	$36,945,906	$10,121,206	$1,123,457	$48,190,569

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2010 results in comparison to fiscal 2009 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as its ability to increase sales and achieve profitability in fiscal year 2010, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the recent recession, the Company’s ability to refinance or replace its line of credit, which expires in May 2010, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, an inability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, including its new canister line, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
General Information:
Tufco is a leader in providing diversified contract wet and dry wipes converting and printing, as well as specialty printing services and business imaging products. The Company’s business strategy is to continue to place our converting at the leading edge of existing and emerging growth opportunities. The Company works closely with its clients to develop products or perform services which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended			Period-to-Period
	December 31,			Change
	2009		2008	$	%

Net Sales		$20,042	$23,186	$(3,144)	(14%)

Gross Profit		1,044	1,282	(238)	(19%)
		5.2%	5.5%

Operating Expenses		1,277	1,234	43	3%
		6.4%	5.3%

Operating (Loss) Income		(233)	48	(281)	NM
		(1.2%)	0.2%

Interest and Other-Net		7	29	(22)	(76%)
		0.0%	0.1%

(Loss) Income Before Income Taxes		(240)	19	(259)	NM
		1.2%	0.1%

Income Tax (Benefit) Expense		(90)	7	(97)	NM
		(0.4%)	0.0%

Net (loss) Income	$	(l50)	$12	(162)	NM
		(0.7%)	0.1%

Basic and Diluted (Loss) Earnings Per Share		$(0.03)	$0.00
NM = Not Meaningful

	Three Months Ended
	December 31,
	2009		2008
		% of		% of	Period-to-Period Change
Net Sales	Amount	Total	Amount	Total	$	%
Contract Manufacturing and printing	$13,947	70%	$17,436	75%	$(3,489)	(20%)
Business Imaging paper products	6,095	30%	5,750	25%	345	6%

Net Sales	$20,042	100%	$23,186	100%	$(3,144)	(14%)

	2009		2008
		Margin			Period-to-Period Change
Gross Profit	Amount	%	Amount	Total	$	%
Contract Manufacturing and printing	$678	5%	$943	5%	$(265)	(28%)
Business Imaging paper products	366	6%	339	6%	27	8%

Gross Profit	$1,044	5%	$1,282	6%	$(238)	(19%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales decreased $3.1 million (14%) to $20.0 million in the first quarter of fiscal 2010, when compared to the same period last year. This was due to a decrease of $3.5 million (20%) in the Contract Manufacturing segment and an increase of $0.3 million (6%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 21% of the Company’s total net sales in the first quarter of fiscal 2010 compared to 27% for the same period in fiscal 2009. The second customer accounted for 25% of the Company’s total net sales in the first quarter of fiscal 2010 compared to 37% for the same period in fiscal 2009.
In Contract Manufacturing, the decrease in revenues for the three months reflected the difficult consumer environment for our large branded customers. During the first quarter of fiscal 2010, the Company began commercial production on its new canister line, allowing the Company to attract new customers and increase business with existing customers. In the Business Imaging segment, the increase in sales for the three months was primarily due to increased sales to several national retail accounts. Both segments were affected by the overall slowdown in the economic environment.
Gross Profit:
Consolidated gross profit decreased $0.2 million (19%) for the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009. This was due to a decrease of $0.3 million (28%) in the Contract Manufacturing segment, partially offset by an increase of $27,000 (8%) in the Business Imaging segment.
In Contract Manufacturing, the decrease in gross profit for the three months was primarily due to a substantial decline in demand from our consumer products customers. This was partially offset by an increase in business from new customers, along with reductions in labor and overhead costs as a result of the Company’s continuing Lean Manufacturing, Six Sigma and cost cutting initiatives. In Business Imaging, gross profit remained relatively flat for the first three months of fiscal 2010 when compared to the same period in fiscal 2009, largely due to increased sales volume offset by industry price discounting. The effect of the overall economic slowdown had a negative impact on both segments.
Operating Expenses:
Selling, general and administrative expenses remained relatively flat for the first three months of fiscal 2010 when compared to the same period in fiscal 2009.
Interest Expense and Other Income (Expense) net:
Interest expense decreased $20,000 to $23,000 for the first quarter of fiscal 2010 when compared to the same period in fiscal 2009 due to lower average debt outstanding and lower interest rates on borrowings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Net Income:
The Company reported a net loss of ($150,000) [per share: $(0.03) basic and diluted] for the first quarter of fiscal 2010, versus net income of $12,000 [per share: $0.00 basic and diluted] for the same period in fiscal 2009.
Liquidity and Capital Resources:
Cash flows used in operations were $1.2 million through the first three months of fiscal 2010, compared to cash used in operations of $0.6 million for the same period last year. Cash used in operations for the first three months of fiscal 2010 resulted from an increase in accounts receivable of $29,000. Accounts payable increased $0.9 million in the first three months of fiscal 2010 compared to the same period last year, primarily due to an increase in materials purchased. Inventories increased $2.2 million, primarily as a result of seasonal fluctuations. Depreciation was $0.7 million for the first three months of fiscal 2010.
Net cash used in investing activities was $1.2 million for the first three months of fiscal 2010, primarily related to the purchase of a W&H 8-color press for $0.8 million, previously recorded under equipment lease. The balance was related to capital expenditures to support ongoing operational needs.
Net cash provided by financing activities was $2.3 million for the first three months of fiscal 2010, as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2009, cash recorded on the balance sheet was $6,571.
The Company has a $10.0 million unsecured revolving line of credit facility that expires in May 2010. The Company currently intends to extend or replace the agreement at, or prior to, its expiry. There can be no assurance that the Company will be successful in extending or replacing this facility. Borrowings under the current credit facility bear interest at a rate equal to LIBOR plus 2.25%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. If the Company fails to meet a specified funded debt to EBITDA ratio for two consecutive quarters, the Company’s lender will have the right to take a security interest in the Company’s accounts receivables and inventory. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and after tax net income (or loss within specified levels). As of December 31, 2009, the Company was in compliance with all of its covenants under the credit agreement.
As of February 15, 2010, the Company had approximately $5.3 million available and $4.7 million outstanding under its revolving credit line pursuant to its credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of December 31, 2009 and any budgeted capital expenditures, including the purchase of a leased press, assuming the Company meets its business plan.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2009.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

TUFCO TECHNOLOGIES, INC.
Date: February 15, 2010	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: February 15, 2010	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer