Form 10-Q
period 2010-03-31
TUFCO TECHNOLOGIES INC
filed 2010-05-14
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2010

Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2010	2009
Assets
CURRENT ASSETS:
Cash	$5,031	$4,092
Accounts receivable-net	12,673,534	11,077,258
Inventories-net	12,626,780	10,645,168
Prepaid expenses and other current assets	380,878	245,534
Income taxes receivable	604,144	604,144
Deferred income taxes	381,661	381,661

Total current assets	26,672,028	22,957,857

PROPERTY, PLANT AND EQUIPMENT-Net	18,038,735	17,892,453
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	132,775	128,684

TOTAL	$52,055,113	$48,190,569

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Current portion of long-term debt	$3,527,991	$1,270,099
Accounts payable	8,906,298	6,861,167
Accrued payroll, vacation and payroll taxes	667,769	542,534
Other current liabilities	540,504	463,736

Total current liabilities	13,642,562	9,137,536

DEFERRED INCOME TAXES	2,340,046	2,611,572

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,434,750	25,421,007
Retained earnings	12,748,125	13,130,824
Treasury stock, 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,072,505	36,441,461

TOTAL	$52,055,113	$48,190,569

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2010	2009	2010	2009
NET SALES	$20,874,663	$19,454,822	$40,916,719	$42,640,609
COST OF SALES	19,854,574	19,183,895	38,852,403	41,088,075

GROSS PROFIT	1,020,089	270,927	2,064,316	1,552,534

OPERATING EXPENSES:
Selling, general & administrative	1,356,737	1,325,425	2,633,535	2,596,314
Gain on asset sales	—	—	—	(37,500)

OPERATING LOSS	(336,648)	(1,054,498)	(569,219)	(1,006,280)
OTHER (EXPENSE) INCOME:
Interest expense	(34,085)	(25,913)	(56,616)	(68,519)
Interest income and other income	84	164	15,471	13,603

LOSS BEFORE INCOME TAXES	(370,649)	(1,080,247)	(610,364)	(1,061,196)
INCOME TAX BENEFIT	(138,252)	(423,457)	(227,665)	(415,990)

NET LOSS	$(232,397)	$(656,790)	$(382,699)	$(645,206)

BASIC LOSS PER SHARE:
Net Loss	$(0.05)	$(0.15)	$(0.09)	$(0.15)

DILUTED LOSS PER SHARE:
Net Loss	$(0.05)	$(0.15)	$(0.09)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,342,813	4,308,947	4,377,528
Diluted	4,308,947	4,342,813	4,308,947	4,377,528
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(382,699)	$(645,206)

Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	1,350,562	1,173,211
Deferred income taxes	(271,526)	(3,042)
Gain on sale of property, plant and equipment	—	(37,500)
Stock-based compensation expense	13,743	7,758
Changes in operating working capital:
Accounts receivable	(1,596,276)	1,704,778
Inventories	(1,981,612)	1,770,951
Prepaid expenses and other assets	(139,435)	396,890
Accounts payable	2,035,491	(3,037,077)
Accrued and other current liabilities	202,003	(27,937)
Income taxes receivable	—	(437,353)

Net cash (used in) provided by operating activities	(769,749)	865,473

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,487,204)	(1,220,084)
Proceeds from disposals of property, plant and equipment	—	37,500

Net cash used in investing activities	(1,487,204)	(1,182,584)

FINANCING ACTIVITIES
Net borrowings of revolving debt	2,257,892	763,893
Purchase of treasury stock	—	(510,568)

Net cash provided by financing activities	2,257,892	253,325

NET INCREASE (DECREASE) IN CASH	939	(63,786)

CASH:
Beginning of period	4,092	68,397

End of period	$5,031	$4,611

NONCASH SUPPLEMENTAL INFORMATION:

Change in construction payable	$9,640	$59,221

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended March 31, 2010 and 2009
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and six month periods ended March 31, 2010 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2009 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2009 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009.
2.	Financial Instruments
Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities and variable interest rates.

Notes to condensed consolidated financial statements—(continued)
3.	Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. During the three and six months ended March 31, 2010 and 2009, options to purchase 296,650 and 284,650 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.
4.	Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
5.	Inventories
Inventories consist of the following:

	March 31,	September 30,
	2010	2009
Raw materials	$9,512,542	$8,182,736
Finished goods	3,114,238	2,462,432

Total inventories	$12,626,780	$10,645,168

6.	Long-Term Debt
The Company replaced its credit agreement on March 15, 2010 with a new $8.0 million unsecured revolving line of credit facility that expires January 31, 2011. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels.
7.	Stock Based Compensation
There were no options granted during the three months ended March 31, 2010. During the six months ended March 31, 2010, employees of Tufco Technologies, Inc. received discretionary grants on November 30, 2009 to acquire 14,000 shares of common stock under Tufco’s 2003 Non-Qualified Stock Option Plan at an exercise price of $3.19 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.26 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.67%, expected volatility of 121.4%, no dividend yield and an expected life of three years.

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
As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit for the three months and six months ended March 31, 2010. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. For example, lower than expected growth or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units. At the annual measurement date of June 30, 2009, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 59%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 74% at June 30, 2009.
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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2010	Manufacturing	Imaging	and Other	Consolidated
Net sales	$15,180,951	$5,693,712	$—	$20,874,663
Gross profit	500,678	519,411	—	1,020,089
Operating income (loss)	110,110	186,850	(633,608)	(336,648)
Depreciation and amortization expense	626,429	50,877	582	677,888
Capital expenditures	292,267	16,966	—	309,233

Three Months Ended	Contract	Business	Corporate
March 31, 2009	Manufacturing	Imaging	and Other	Consolidated
Net sales	$14,229,162	$5,225,660	$—	$19,454,822
Gross profit	13,738	257,189	—	270,927
Operating loss	(341,649)	(73,255)	(639,594)	(1,054,498)
Depreciation and amortization expense	552,013	52,204	594	604,811
Capital expenditures	722,059	30,538	—	752,597

Six Months Ended	Contract	Business	Corporate
March 31, 2010	Manufacturing	Imaging	And Other	Consolidated
Net sales	$29,128,370	$11,788,349	$—	$40,916,719
Gross profit	1,178,920	885,396	—	2,064,316
Operating income (loss)	433,029	250,923	(1,253,171)	(569,219)
Depreciation and amortization expense	1,246,109	103,278	1,175	1,350,562
Capital expenditures	1,438,425	48,779	—	1,487,204

Six Months Ended	Contract	Business	Corporate
March 31, 2009	Manufacturing	Imaging	And Other	Consolidated
Net sales	$31,665,363	$10,975,246	$—	$42,640,609
Gross profit	956,987	595,547	—	1,552,534
Operating income (loss)	298,658	(44,043)	(1,260,895)	(1,006,280)
Depreciation and amortization expense	1,067,154	104,870	1,187	1,173,211
Capital expenditures	1,189,546	30,538	—	1,220,084

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
March 31, 2010	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$9,682,396	$2,944,384	$—	$12,626,780
Property, plant and equipment-net	16,171,133	1,863,901	3,701	18,038,735
Accounts receivable and other (including goodwill)	14,308,462	5,957,525	1,123,611	21,389,598

Total assets	$40,161,991	$10,765,810	$1,127,312	$52,055,113

	Contract	Business	Corporate
September 30, 2009	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$8,642,397	$2,002,771	$—	$10,645,168
Property, plant and equipment-net	15,969,177	1,918,400	4,876	17,892,453
Accounts receivable and other (including goodwill)	12,334,332	6,200,035	1,118,581	19,652,948

Total assets	$36,945,906	$10,121,206	$1,123,457	$48,190,569

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2010 results in comparison to fiscal 2009 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as its ability to increase sales and achieve profitability in fiscal year 2010, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the recent recession, the Company’s ability to refinance or replace its line of credit, which expires January 31, 2011, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, including its new canister line, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
General Information:
Tufco is a leader in providing diversified contract wet and dry wipes converting and printing, as well as specialty printing services and business imaging products. The Company’s business strategy is to continue to place our converting at the leading edge of existing and emerging growth opportunities. The Company works closely with its customers to develop products or perform services which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.
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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2010	2009	$	%	2010	2009	$	%
Net Sales	$20,875	$19,455	$1,420	7%	$40,917	$42,641	$(1,724)	(4%)

Gross Profit	1,020	271	749	NM	2,064	1,553	511	33
	4.9%	1.4%			5.0%	3.6%

Operating Expenses	1,357	1,325	32	2	2,634	2,559	75	3
	6.5%	6.8%			6.4%	6.0%

Operating Loss	(337)	(1,055)	718	(68)	(569)	(1,006)	437	(43)
	(1.6%)	(5.4%)			(1.4%)	(2.4%)

Interest and Other-Net	34	26	8	31	41	55	(14)	(25)
	0.2%	0.1%			0.1%	0.1%

Loss Before Income Taxes	(371)	(1,080)	709	(66)	(610)	(1,061)	451	(43)
	(1.8%)	(5.6%)			(1.5%)	(2.5%)

Income Tax Benefit	(138)	(423)	285	(67)	(228)	(416)	188	(45)
	(0.7%)	(2.2%)			(0.6%)	(1.0%)

Net Loss	$(232)	$(657)	425	(65)	$(383)	$(645)	262	(41)
	(1.1%)	(3.4%)			(0.9%)	(1.5%)

Basic and Diluted Loss
Per Share	$(0.05)	$(0.15)			$(0.09)	$(0.15)

NM =	Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued

	Three Months Ended
	March 31,
	2010		2009		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$15,181	73%	$14,229	73%	$952	7%
Business Imaging paper products	5,694	27	5,226	27	468	9%

Net Sales	$20,875	100%	$19,455	100%	$1,420	7%

	2010		2009		Period-to-Period
		% of		Margin	Change
	Amount	Total	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$501	3%	$14	0.1%	$487	NM
Business Imaging paper products	519	9%	257	5%	262	102%

Gross Profit	$1,020	5%	$271	1%	$749	NM

	Six Months Ended
	March 31,
	2010		2009		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$29,129	71%	$31,666	74%	$(2,537)	(8%)
Business Imaging paper products	11,788	29	10,975	26	813	7%

Net Sales	$40,917	100%	$42,641	100%	$(1,724)	(4%)

	2010		2009		Period-to-Period
		% of		Margin	Change
	Amount	Total	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,179	4%	$957	3%	$222	23%
Business Imaging paper products	885	8%	596	5%	289	48%

Gross Profit	$2,064	5%	$1,553	4%	$511	33%

NM =	Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $1.4 million (7%) to $20.9 million in the second quarter of fiscal 2010, when compared to the same period last year. This was due to an increase of $0.9 million (7%) in the Contract Manufacturing segment and an increase of $0.5 million (9%) in the Business Imaging segment.
For the six months ended March 31, 2010, net sales decreased $1.7 million (4%) when compared to the first six months of fiscal 2009. This was due to a decrease of $2.5 million (8%) in the Contract Manufacturing segment, partially offset by an increase of $0.8 million (7%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 22% of the Company’s total net sales in the second quarter of fiscal 2010 compared to 25% for the same period in fiscal 2009. This same customer accounted for 22% of the Company’s total net sales in the first six months of fiscal 2010, compared to 26% for the same period last year. The other significant customer accounted for 31% of the Company’s total net sales in the second quarter of fiscal 2010 compared to 32% for the same period in fiscal 2009. This customer accounted for 28% of the Company’s total net sales in the first six months of fiscal 2010, compared to 35% for the same period last year.
In Contract Manufacturing, the Company is attracting new customers and new business from existing customers. The Company is cautiously optimistic that it has turned the corner, but knows that its recovery is dependent on the speed and extent of the overall consumer market recovery and the ability of its customers to participate in that recovery. In the Business Imaging segment, the increase in sales for the six months was primarily due to increased sales to several of the segment’s Hamco brand distributors as well as several of its large retail accounts. Both segments have been affected by the overall slowdown in the economic environment.
Gross Profit:
Consolidated gross profit increased $0.7 million for the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009. This was due to an increase of $0.5 million in the Contract Manufacturing segment and an increase of $0.3 million (102%) in the Business Imaging segment.
For the six months ended March 31, 2010, gross profit increased $0.5 million (33%) when compared to the same period last year. This was due to an increase of $0.2 million (23%) in the Contract Manufacturing segment and an increase of $0.3 million (48%) in the Business Imaging segment.
In Contract Manufacturing, the increase in gross profit for the three and six months was primarily due to reductions in labor and overhead costs as a result of the Company’s continuing Lean Manufacturing, Six Sigma and cost cutting initiatives. In Business Imaging, the increase in gross profit for the three and six months of fiscal 2010 was largely due to increased sales volume and increased utilization of assets. The effect of the overall economic slowdown had a negative impact on both segments.
Operating Expenses:
Selling, general and administrative expenses increased $31,000 (2.4%) for the second quarter of fiscal 2010 when compared to the same period in fiscal 2009, and increased $37,000 (1.4%) when compared to the first six months of fiscal 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Interest Expense and Other Income (Expense) net:
Interest expense decreased $12,000 to $57,000 for the first six months of fiscal 2010 when compared to the same period in fiscal 2009 due to lower average debt outstanding and lower interest rates on borrowings.
Net Income:
The Company reported a net loss of $(232,000) [per share: $(0.05) basic and diluted] for the second quarter of fiscal 2010, versus a net loss of $(657,000) [per share: ($0.15) basic and diluted] for the same period in fiscal 2009. For the six months ended March 31, 2010, the net loss was $(383,000) [per share: $(0.09) basic and diluted] compared to a net loss of $(645,000) [per share: $(0.15) basic and diluted] for the first six months of fiscal 2009. The income tax benefit represents a net operating loss carryforward that the Company expects to realize in the future.
Liquidity and Capital Resources:
Cash flows used in operations were $0.8 million through the first six months of fiscal 2010, compared to cash provided by operations of $0.9 million for the same period last year. Accounts receivable increased $1.6 million, resulting from increased revenues. Accounts payable increased $2.0 million in the first six months of fiscal 2010 compared to the same period last year, primarily due to an increase in materials purchased. Inventories increased $2.0 million, primarily as a result of inventory buildups associated with new sales and in anticipation of significant raw material price increases. Depreciation was $1.4 million for the first six months of fiscal 2010.
Net cash used in investing activities was $1.5 million for the first six months of fiscal 2010, primarily related to the purchase of a W&H 8-color press for $0.8 million, previously accounted for as an operating lease. The balance was related to capital expenditures to support ongoing operational needs.
Net cash provided by financing activities was $2.3 million for the first six months of fiscal 2010, as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of March 31, 2010, cash recorded on the balance sheet was $5,031.
The Company replaced its credit agreement on March 15, 2010 with a new $8.0 million unsecured revolving line of credit facility that expires January 31, 2011. Accordingly, the Company’s revolving line of credit is classified as a current liability on the accompanying balance sheet. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels. As of March 31, 2010, the Company was in compliance with all of its covenants under the credit agreement.
As of May 13, 2010, the Company had approximately $3.0 million available and $5.0 million outstanding under its revolving credit line pursuant to its credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of March 31, 2010.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2010.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 4. [Removed and Reserved]
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

TUFCO TECHNOLOGIES, INC.
Date: May 14, 2010	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: May 14, 2010	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer