Form 10-Q
period 2010-06-30
TUFCO TECHNOLOGIES INC
filed 2010-08-16
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2010
Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2010	2009
Assets
CURRENT ASSETS:
Cash	$4,665	$4,092
Accounts receivable-net	13,803,277	11,077,258
Inventories-net	13,780,121	10,645,168
Prepaid expenses and other current assets	330,659	245,534
Income taxes receivable	569,338	604,144
Deferred income taxes	381,661	381,661

Total current assets	28,869,721	22,957,857

PROPERTY, PLANT AND EQUIPMENT-Net	19,032,941	17,892,453
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	134,820	128,684

TOTAL	$55,249,057	$48,190,569

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Revolving line of credit	$5,635,195	$1,270,099
Current portion of note payable	239,944	—
Accounts payable	8,617,705	6,861,167
Accrued payroll, vacation and payroll taxes	732,873	542,534
Other current liabilities	645,379	463,736

Total current liabilities	15,871,096	9,137,536

LONG-TERM PORTION OF NOTE PAYABLE	1,090,582	—

DEFERRED INCOME TAXES	2,280,255	2,611,572

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock: $.01 par value: 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,456,540	25,421,007
Retained earnings	12,660,954	13,130,824
Treasury stock, 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,007,124	36,441,461

TOTAL	$55,249,057	$48,190,569

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2010	2009	2010	2009
NET SALES	$24,354,879	$22,026,229	$65,271,598	$64,666,838
COST OF SALES	23,057,635	20,777,381	61,910,038	61,865,456

GROSS PROFIT	1,297,244	1,248,848	3,361,560	2,801,382

OPERATING EXPENSES:
Selling, general & administrative	1,387,687	1,249,019	4,021,222	3,845,333
Gain on asset sales	—	—	—	(37,500)

OPERATING LOSS	(90,443)	(171)	(659,662)	(1,006,451)
OTHER (EXPENSE) INCOME:
Interest expense	(48,711)	(23,414)	(105,327)	(91,933)
Interest income and other income	125	(41)	15,596	13,562

LOSS BEFORE INCOME TAXES	(139,029)	(23,626)	(749,393)	(1,084,822)
INCOME TAX BENEFIT	(51,858)	(9,262)	(279,523)	(425,252)

NET LOSS	$(87,171)	$(14,364)	$(469,870)	$(659,570)

BASIC LOSS PER SHARE:
Net Loss	$(0.02)	$0.00	$(0.11)	$(0.15)

DILUTED LOSS PER SHARE:
Net Loss	$(0.02)	$0.00	$(0.11)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,314,587	4,308,947	4,356,547
Diluted	4,308,947	4,314,587	4,308,947	4,356,547
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(469,870)	$(659,570)

Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	2,000,663	1,782,251
Deferred income taxes	(331,317)	(9,467)
Gain on sale of property, plant and equipment	—	(37,500)
Stock-based compensation expense	35,533	24,149
Changes in operating working capital:
Accounts receivable	(2,726,019)	924,139
Inventories	(3,134,953)	3,181,031
Prepaid expenses and other assets	(91,261)	359,409
Accounts payable	1,726,746	(975,282)
Accrued and other current liabilities	371,982	(136,860)
Income taxes receivable	34,806	(446,392)

Net cash (used in) provided by operating activities	(2,583,690)	4,005,908

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,761,359)	(1,622,760)
Proceeds from disposals of property, plant and equipment	—	37,500

Net cash used in investing activities	(1,761,359)	(1,585,260)

FINANCING ACTIVITIES
Net borrowings of revolving debt	4,365,096	(1,958,493)
Purchase of treasury stock	—	(525,671)
Principal payments on note payable	(19,474)	—

Net cash provided by (used in) financing activities	4,345,622	(2,484,164)

NET INCREASE (DECREASE) IN CASH	573	(63,516)

CASH:
Beginning of period	4,092	68,397

End of period	$4,665	$4,881

NONCASH SUPPLEMENTAL INFORMATION:

Note payable incurred for the purchase of equipment	$1,350,000	$—
Change in construction payable	29,792	17,330

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended June 30, 2010 and 2009
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and nine month periods ended June 30, 2010 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2009 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2009 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009.
2.	Financial Instruments

Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities and variable interest rates.

Notes to condensed consolidated financial statements—(continued)
3.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. During the three months ended June 30, 2010 and 2009, options to purchase 314,650 and 302,650 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. For the nine months ended June 30, 2010 and 2009, options to purchase 319,650 and 284,650 shares, respectively, were excluded from the diluted earnings per share computation.
4.	Inventories

Inventories consist of the following:

	June 30,	September 30,
	2010	2009
Raw materials	$10,721,024	$8,182,736
Finished goods	3,059,097	2,462,432

Total inventories	$13,780,121	$10,645,168

5.	Long-Term Debt

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

In June 2010, the Company entered into a long-term note for the purchase of a second W&H 8-color press for $1.3 million, previously accounted for as an operating lease. The note which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is secured by the press.
6.	Stock Based Compensation

During the three months ended June 30, 2010, Messrs. Robert J. Simon, Samuel J. Bero, C. Hamilton Davison, Brian Kelly, Richard M. Segel and William R. Ziemendorf, in conjunction with their re-election to serve on the Tufco Technologies, Inc. Board of Directors, each received a grant on May 18, 2010 to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $4.20 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.65 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.76%, expected volatility of 126.4%, no dividend yield and an expected life of two years.

Notes to condensed consolidated financial statements—(continued)
During the nine months ended June 30, 2010, employees of Tufco Technologies, Inc. received discretionary grants on November 30, 2009 to acquire 14,000 shares of common stock under Tufco’s 2003 Non-Qualified Stock Option Plan at an exercise price of $3.19 per share, the closing price of the Company’s common stock on the NASDAQ market as of that date. The grant date fair value of these options was estimated at $2.26 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.67%, expected volatility of 121.4%, no dividend yield and an expected life of three years.
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

As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit for the three months and nine months ended June 30, 2010. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. For example, lower than expected growth or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units. At the annual measurement date of June 30, 2010, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 30%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 63% at June 30, 2010. The current discount rate would need to increase 1.7% for Contract Manufacturing and increase 4.5% for Business Imaging before the Company would be required to proceed to Step 2.

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2010	Manufacturing	Imaging	and Other	Consolidated
Net sales	$17,979,347	$6,375,532	$—	$24,354,879
Gross profit	716,907	580,337	—	1,297,244
Operating income (loss)	289,081	254,114	(633,638)	(90,443)
Depreciation and amortization expense	618,344	31,338	419	650,101
Capital expenditures	253,089	21,066	—	274,155

Three Months Ended	Contract	Business	Corporate
June 30, 2009	Manufacturing	Imaging	and Other	Consolidated
Net sales	$16,597,231	$5,428,998	$—	$22,026,229
Gross profit	945,524	303,324	—	1,248,848
Operating income (loss)	624,791	(5,234)	(619,728)	(171)
Depreciation and amortization expense	557,066	51,381	593	609,040
Capital expenditures	402,676	—	—	402,676

Nine Months Ended	Contract	Business	Corporate
June 30, 2010	Manufacturing	Imaging	And Other	Consolidated
Net sales	$47,107,717	$18,163,881	$—	$65,271,598
Gross profit	1,895,826	1,465,734	—	3,361,560
Operating income (loss)	722,111	505,037	(1,886,810)	(659,662)
Depreciation and amortization expense	1,864,453	134,616	1,594	2,000,663
Capital expenditures	1,691,514	69,845	—	1,761,359

Nine Months Ended	Contract	Business	Corporate
June 30, 2009	Manufacturing	Imaging	And Other	Consolidated
Net sales	$48,262,594	$16,404,244	$—	$64,666,838
Gross profit	1,902,511	898,871	—	2,801,382
Operating income (loss)	923,449	(49,277)	(1,880,623)	(1,006,451)
Depreciation and amortization expense	1,624,220	156,251	1,780	1,782,251
Capital expenditures	1,592,222	30,538	—	1,622,760

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
June 30, 2010	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$11,067,774	$2,712,347	$—	$13,780,121
Property, plant and equipment-net	17,176,030	1,853,629	3,282	19,032,941
Accounts receivable (including goodwill)	15,028,590	6,316,921	1,090,484	22,435,995

Total assets	$43,272,394	$10,882,897	$1,093,766	$55,249,057

	Contract	Business	Corporate
September 30, 2009	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$8,642,397	$2,002,771	$—	$10,645,168
Property, plant and equipment-net	15,969,177	1,918,400	4,876	17,892,453
Accounts receivable and other (including goodwill)	12,334,332	6,200,035	1,118,581	19,652,948

Total assets	$36,945,906	$10,121,206	$1,123,457	$48,190,569

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2010 results in comparison to fiscal 2009 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as its ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the recent recession, the Company’s ability to refinance or replace its line of credit, which expires January 31, 2011, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, including its new canister line, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%
Net Sales	$24,355	$22,026	$2,329	11%	$65,272	$64,667	$605	1%

Gross Profit	1,297	1,249	48	4	3,362	2,801	561	20
	5.3%	5.7%			5.2%	4.3%

Operating Expenses	1,388	1,249	139	11	4,021	3,808	213	6
	5.7%	5.7%			6.2%	5.9%

Operating Loss	(90)	—	(90)	—	(660)	(1,006)	346	(34)
	(0.4%)	0%			(1.0%)	(1.6%)

Interest and Other-Net	49	23	26	113	90	78	12	15
	0.2%	0.1%			0.1%	0.1%

Loss Before Income Taxes	(139)	(24)	(115)	NM	(749)	(1,085)	336	(31)
	(0.6%)	(0.1%)			(1.1%)	(1.7%)

Income Tax Benefit	(52)	(9)	(43)	NM	(280)	(425)	145	(34)
	(0.2%)	0%			(0.4%)	(0.7%)

Net Loss	$(87)	$(14)	(73)	NM	$(470)	$(660)	190	(29)
	(0.4%)	(0.1%)			(0.7%)	(1.0%)

Basic and Diluted Loss Per Share	$(0.02)	$0.00			$(0.11)	$(0.15)

NM =	Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	June 30,
	2010		2009		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$17,979	74%	$16,597	75%	$1,382	8%
Business Imaging paper products	6,376	26	5,429	25	947	17%
Net Sales	$24,355	100%	$22,026	100%	$2,329	11%

	2010		2009		Period-to-Period
		% of		Margin	Change
	Amount	Total	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$717	4%	$946	6%	$(229)	(24%)
Business Imaging paper products	580	9%	303	6%	277	91%
Gross Profit	$1,297	5%	$1,249	6%	$48	4%

	Nine Months Ended
	June 30,
	2010		2009		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$47,108	72%	$48,263	75%	$(1,155)	(2%)
Business Imaging paper products	18,164	28	16,404	25	1,760	11%
Net Sales	$65,272	100%	$64,667	100%	$605	1%

	2010		2009		Period-to-Period
		% of		Margin	Change
	Amount	Total	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,896	4%	$1,902	4%	$(6)	(0.3%)
Business Imaging paper products	1,466	8%	899	5%	567	63%
Gross Profit	$3,362	5%	$2,801	4%	$561	20%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $2.3 million (11%) to $24.4 million in the third quarter of fiscal 2010, when compared to the same period last year. This was due to an increase of $1.4 million (8%) in the Contract Manufacturing segment and an increase of $0.9 million (17%) in the Business Imaging segment.
For the nine months ended June 30, 2010, net sales increased $0.6 million (1%) when compared to the first nine months of fiscal 2009. This was due to a decrease of $1.2 million (2%) in the Contract Manufacturing segment and an increase of $1.8 million (11%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 20% of the Company’s total net sales in the third quarter of fiscal 2010 compared to 24% for the same period in fiscal 2009. This same customer accounted for 21% of the Company’s total net sales in the first nine months of fiscal 2010, compared to 25% for the same period last year. The other significant customer accounted for 29% of the Company’s total net sales in the third quarter of fiscal 2010 compared to 37% for the same period in fiscal 2009. This customer accounted for 29% of the Company’s total net sales in the first nine months of fiscal 2010, compared to 36% for the same period last year.
In Contract Manufacturing, quarter three 2010 revenues are positive to last year but significantly below pre-recession levels. While the Company’s revenues increased in the third fiscal quarter compared to last year, its earnings did not, primarily as a result of changes in the Company’s product mix and costs associated with new sales and marketing initiatives. The Company expects its new sales and marketing initiatives to show improving results in upcoming quarters. In the Business Imaging segment, the increase in sales for the nine months was primarily due to increased sales to several of the segment’s Hamco brand distributors as well as several of its large retail accounts. Both segments have been affected by the overall slowdown in the economic environment.
Gross Profit:
Consolidated gross profit increased $48,000 (4%) for the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. This was due to a decrease of $229,000 (24%) in the Contract Manufacturing segment and an increase of $277,000 (91%) in the Business Imaging segment.
For the nine months ended June 30, 2010, gross profit increased $0.6 million (20%) when compared to the same period last year. This was due to an increase of $0.6 million (63%) in the Business Imaging segment.
In Contract Manufacturing, the decrease in gross profit for the three and nine months was primarily due to a product mix change. In Business Imaging, the increase in gross profit for the three and nine months of fiscal 2010 was largely due to increased sales volume and increased utilization of assets. The effect of the overall economic slowdown had a negative impact on both segments.
Operating Expenses:
Selling, general and administrative expenses increased $139,000 (11%) for the third quarter of fiscal 2010 when compared to the same period in fiscal 2009, and increased $176,000 (5%) when compared to the first nine months of fiscal 2009 as a result of additional sales personnel and marketing initiatives.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Interest Expense and Other Income (Expense) net:
Interest expense increased $26,000 to $49,000 for the third quarter of fiscal 2010 compared to the same period in fiscal 2009 and increased $13,000 to $105,000 for the first nine months of fiscal 2010 compared to the same period of fiscal 2009 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
Net Income:
The Company reported a net loss of $(87,000) [per share: $(0.02) basic and diluted] for the third quarter of fiscal 2010, versus a net loss of $(14,000) [per share: $(0.00) basic and diluted] for the same period in fiscal 2009. For the nine months ended June 30, 2010, the net loss was $(470,000) [per share: $(0.11) basic and diluted] compared to a net loss of $(660,000) [per share: $(0.15) basic and diluted] for the first nine months of fiscal 2009. The income tax benefit represents a net operating loss carryforward that the Company expects to realize in the future.
Liquidity and Capital Resources:
Cash flows used in operations were $2.6 million through the first nine months of fiscal 2010, compared to cash provided by operations of $4.0 million for the same period last year. Accounts receivable increased $2.7 million, primarily as a result of increased revenues. Accounts payable increased $1.7 million in the first nine months of fiscal 2010 compared to the same period last year, largely due to an increase in materials purchased. Inventories increased $3.1 million, primarily as a result of new customer inventories and a build up of appropriate safety stock levels for printing sales that moved into commercial production at the start of the third quarter of fiscal 2010. Depreciation was $2.0 million for the first nine months of fiscal 2010.
Net cash used in investing activities was $1.8 million for the first nine months of fiscal 2010, primarily related to the purchase of a W&H 8-color press for $0.8 million, previously accounted for as an operating lease. The balance was related to capital expenditures to support ongoing operational needs.
In June, 2010, the Company entered into a long-term note for the purchase of a second W&H 8-color press for $1.3 million, previously accounted for as an operating lease, which is being shown as a supplemental non-cash acquisition in the statement of cash flows. The note which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is secured by the press.
Net cash provided by financing activities was $4.3 million for the first nine months of fiscal 2010, consisting of $4.4 million related to the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2010, cash recorded on the balance sheet was $4,665.
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
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain restrictive covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels. As of June 30, 2010, the Company was in compliance with all of its covenants under the credit agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
As of August 13, 2010, the Company had approximately $2.6 million available and $5.4 million outstanding under its revolving credit line pursuant to its credit agreement.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of June 30, 2010, subject to the Company’s ability to refinance its credit agreement.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2010.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

TUFCO TECHNOLOGIES, INC.
Date: August 16, 2010	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: August 16, 2010	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer