Form 10-K
period 2010-09-30
TUFCO TECHNOLOGIES INC
filed 2010-12-29
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _________ to _______.
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
Yes ☐ No ☑
     The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2010, was approximately $7,246,385. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Global Market on March 31, 2010. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 17, 2010 was 4,308,947.
DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I
ITEM 1 — BUSINESS
General
     Tufco Technologies, Inc. (“Tufco” or the “Company”), founded in 1992, provides integrated manufacturing services including wet and dry-wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, quality and microbiological process management, and manufactures and distributes business imaging paper products.
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
Products and Services
     The Company markets its products and services through two market segments: Contract Manufacturing services and Business Imaging paper products. Tufco conducts operations from two manufacturing and distribution locations in Green Bay, Wisconsin and Newton, North Carolina. The Company also leases warehouse space in Las Vegas, Nevada, used primarily for distribution of Business Imaging products in the Western United States.

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
     The Company invested in its first wipes converting asset in December 2002. It has now grown to be a leading provider of branded contract wet and dry wipes in North America. Since 2004, the Company has invested heavily to expand the capabilities and capacity of its wipes equipment. These wet and dry wipe assets can convert a variety of nonwoven materials and include a wide variety of folding options, wide count versatility and integrated downstream flow wrapping, tubbing and rigid top application packaging. In fiscal 2009, the Company installed a new canister line. This line allows for a wide range of roll diameters and is complemented with automated downstream filling and packaging to support growth in the expanding disposable nonwovens wipes market.
     The Company’s Green Bay, Wisconsin facility also offers value-added wide web flexographic printing services. The Company offers 8-color, high resolution, wide web flexographic printing and focuses on products such as paper and poly table covers, flexible packaging used in retail products such as food, soda and overwraps and nonwovens which are used in feminine care, home cleaning and baby diaper products. The Company has two 8-color flexographic printing presses capable of printing solvent and water-based inks, 62” print width at speeds up to 1,500 feet per minute and offers repeat sizes ranging from 15-3/4” to 47-1/4”. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils. Additional converting equipment that supports the flexographic presses includes folding and packaging of finished printed goods such as poly and paper table covers into finished product. Also, materials can be printed roll-to-roll at the Company and then sent back to the customer for converting. See Note 11 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.
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
     The Company’s Newton, North Carolina facility prints and converts a full range of customized paper products for use in retail, convenience store, restaurant, dry cleaning and bank applications. Additionally, the Company’s Newton facility produces an extensive selection of business forms products in laser cut sheets and multi-part forms, as well as wide format rolls for drafting and architectural applications.
     The Company has a three-year lease on a 4,800 sq. ft. facility in Las Vegas, Nevada, which expires on November 30, 2012. The Company distributes from both its Newton and Las Vegas facilities a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 30 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers, fine vellums and multi-part forms.

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
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2009 through fiscal 2010.
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
     The Company’s efforts to grow have been supported by capital investment in machinery and equipment. During the past two years, the Company spent $4.4 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s dry and wet wipes converting and packaging capabilities and its canister line which allows for a wide range of roll diameters. The Company believes it has sufficient capacity to meet its growth expectations.
     The Company’s equipment can produce a wide range of sizes of production output to meet unique customer specifications. The Company’s printing presses perform flexographic processes and print from one to eight colors on webs as wide as 64 inches.
Sales and Marketing
     Tufco markets its products and services nationally through its 16 full-time sales and customer service employees and 40 manufacturer’s representatives and distributors. The Company’s sales personnel are compensated with a base salary plus an opportunity for an incentive bonus. The Company generally utilizes referrals, prospecting and its industry reputation to attract customers. It also advertises on a limited basis in industry periodicals, at trade shows and through cooperative advertising arrangements with its suppliers and customers and at times conducts direct mailings.
     The Company’s customer base consists of over 250 companies, including multinational consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. The Company has contracts for both printing and Contract Manufacturing. One of these contract customers, a multinational consumer products company, accounted for approximately 35% of total sales in fiscal 2009 and 30% of total sales in fiscal

Sales and Marketing (Continued)
2010. The current contract with this customer expires April 2012. Another multinational consumer products company accounted for approximately 25% of total sales in fiscal 2009 and 20% of total sales in fiscal 2010. The current contract with this customer has been extended until June 2013. The Company is taking proactive measures to expand its customer base to provide greater breadth of customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, as included in Item 7 of this Report.
Competition
     In order to grow based on an outstanding quality and service reputation, the Company has established and continues to provide customers with innovative, full service solutions. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, product development, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company is a reliable supplier with a consistently high on-time performance rate that makes it the contract manufacturing partner of choice for many of its customers. The Company believes that it offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2008 quality certification, a high performance Lean/Six Sigma manufacturing culture, microbiological management, technical expertise and lower overall costs.
     Competitors for the Company’s Contract Manufacturing products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. The Company believes it is a leading provider of branded wipes in North America. In September, 2009, Tufco began production of canister wipes. The addition of canister wipes capability was a significant complement to Tufco’s already broad offering of differing configurations of flat pack wet wipes. With respect to the Company’s specialty printing and converting services and fine paper converting products, the relevant competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.
     The Company operates highly technical manufacturing processes to meet a variety of customer needs. By virtue of being a customized contract manufacturer, the Company continually engineers and proposes systems to customers and potential customers to solve their manufacturing needs in product rollouts. The Company offers full, value added services such as microbiology assessment and management, and wet wipe, lotion and concentrate testing services and equipment that allow the Company to maintain and assure high product integrity. In the products made at Newton, North Carolina, raw materials are readily available, and converting equipment is generally easily purchased. As a result, competition for engineering and transaction papers customers is very strong, primarily from small regional suppliers and large national companies.
Product Development and Quality Control
     The Company works with its customers to develop new products and applications. The Company believes that a key factor is its willingness and distinctive technical competency to help customers experiment with a variety of substrates, lotions and packaging materials to develop products with different attributes such as strength, flexibility, absorbency, breathability, moisture-resistance, target retail price points and appearance. As a result, the Company has been able to support customer product and process development in a way that provides lower costs than if the customers developed these products themselves. Customers may request certain physical tests during trial runs that are performed by the Company’s quality control personnel and, if requested, with the customer on site. Tufco continues to work with both its customers and its associated supply chains on improving sustainable performance of its products. After completing the development process, the Company prices

Product Development and Quality Control (Continued)
a new product or service and designs an ongoing program that provides information to the customer such as quality checks, inventory reports, materials data, and production reports.
     The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9000 certification for over ten years. ISO 9000 is an internationally recognized Quality Management System (QMS) standard. The Green Bay facility has upgraded its QMS to meet the revised ISO 9001:2008 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes, the facility has incorporated current Good Manufacturing Practices (as mandated by the Food and Drug Administration) into its QMS. The Green Bay site is also registered with both the Environmental Protection Agency and the Food and Drug Administration. Each year the site’s QMS is audited by multiple customers and undergoes two third party ISO surveillance audits. In 2005, Green Bay began the implementation process for their Lean/Six Sigma initiative by training Green/Black Belts and Lean Manufacturing practitioners, and is now in its seventh year under these initiatives.
Raw Materials and Suppliers
     The Company is not dependent on any particular supplier or group of affiliated suppliers for raw materials or for equipment needs. In the Contract Manufacturing sector the customer, in most instances, selects which supplier of equipment or raw material the Company is to use. The Company believes that it has excellent relationships with its primary suppliers, and the Company has not experienced significant difficulties in obtaining raw materials. The Company’s raw materials fall into six general groups: various paper stocks, inks for specialty printing, nonwoven materials, polyethylene films, packaging, lotions and chemicals. Sharp increases or decreases in the costs of key commodities, such as paper or polyethylene, could periodically impact the Company’s inventory values and net income. There are numerous suppliers of all of these materials. To ensure quality control and consistency of its raw material supply, the Newton, North Carolina facility continues to receive fine paper stock primarily from six major paper companies instead of a greater number of companies.
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

Employees
     At September 30, 2010, the Company had 305 employees, of whom 240 were employed at its Green Bay, Wisconsin facility, 63 at its Newton, North Carolina facility, 1 at its Las Vegas, Nevada warehouse and 1 in Dallas, Texas. The Company has a non-union workforce and believes that its relationship with its employees is good.
Working Capital
     Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Report under the caption “Liquidity and Capital Resources”.
Class of Products
     Financial information for the Contract Manufacturing services and the Business Imaging paper products segments is set forth in Note 11 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to the Report.
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
ITEM 3 — LEGAL PROCEEDINGS
     The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any litigation.

ITEM 4 — [REMOVED AND RESERVED]
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     From the Company’s initial public offering of Common Stock, until October 26, 2009, the Common Stock of Tufco was traded on the Nasdaq Global Market (formerly known as Nasdaq National Market) under the trading symbol “TFCO.” On September 16, 2009, the Company received a letter from the Nasdaq Stock Market providing notice that, for 30 consecutive trading days, the Company’s common stock had not maintained a minimum market value of publicly held shares of $5 million as required for continued inclusion on the Nasdaq Global Market. The Company subsequently filed an application to transfer its securities to the Nasdaq Capital Market, which was approved on October 22, 2009. The Company’s common stock was transferred to the Nasdaq Capital Market at the opening of business on October 26, 2009 and is still traded under the symbol “TFCO”.
     The following table sets forth the range of high and low selling prices for the Common Stock, as reported on the Nasdaq Global Market or Nasdaq Capital Market, as applicable, for the periods indicated:
Fiscal 2009:

	High	Low	Close
Quarter ended December 31, 2008	$6.00	$1.77	$3.26
Quarter ended March 31, 2009	$5.60	$2.66	$3.88
Quarter ended June 30, 2009	$5.00	$2.70	$3.29
Quarter ended September 30, 2009	$3.65	$2.24	$2.90
Fiscal 2010:

	High	Low	Close
Quarter ended December 31, 2009	$4.00	$2.41	$3.10
Quarter ended March 31, 2010	$5.35	$2.80	$4.32
Quarter ended June 30, 2010	$5.00	$3.03	$3.25
Quarter ended September 30, 2010	$3.49	$3.06	$3.43
     As of December 17, 2010, there were approximately 87 holders of record of the Common Stock. On December 17, 2010, the last reported sale price of the Common Stock as reported on the Nasdaq Capital Market was $3.42 per share.
     The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.
ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA
     Not required for a smaller reporting company.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Management’s discussion of the Company’s fiscal 2010 results in comparison to fiscal 2009 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as its ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the current economic downturn, the Company’s ability to refinance or replace its line of credit, which expires January 31, 2012, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, including its canister line introduced in fiscal 2009, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Results of Operations
     The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2010 (“current year” or “fiscal 2010”) in comparison to the fiscal year ended September 30, 2009 (“prior year” or “fiscal 2009”).

     The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of operations to net sales, and (ii) the year-to-year changes in these items:

	Percentage of		Year-to-Year
	Net Sales		Percentage Change
	2010	2009	2010 to 2009
Net sales	100.0%	100.0%	4%
Cost of sales	94.6	95.6	3

Gross profit	5.4	4.4	30

Selling, general and administrative expenses	6.0	5.9	6

Operating loss	(0.6)	(1.5)	(61)
Interest expense	(0.2)	(0.1)	50
Interest income and other income	(0.0)	0.0	NM

Loss before income taxes	(0.8)	(1.6)	(53)
Income tax benefit	(0.3)	(0.6)	(55)

Net (loss)	(0.5%)	(1.0%)	(51%)

NM = Not Meaningful
     The components of net sales and gross profit are summarized in the table below (Dollars in millions):

	2010		2009
		% of		% of
	Amount	Total	Amount	Total
Net Sales
Contract Manufacturing and printing	$66.2	73%	$63.9	74%
Business Imaging paper products	24.4	27	22.9	26

Net Sales	$90.6	100%	$86.8	100%

		Margin		Margin
	Amount	%	Amount	%
Gross Profit
Contract Manufacturing and printing	$2.9	4%	$2.4	4%
Business Imaging paper products	2.0	8%	1.4	6%

Gross profit	$4.9	5%	$3.8	4%

Fiscal Year Ended September 30, 2010 Compared to September 30, 2009
     Net Sales for fiscal 2010 increased $3.8 million (4%) from net sales for fiscal 2009, due to a $2.3 million (4%) increase in the Contract Manufacturing segment and a $1.5 million (7%) increase in the Business Imaging paper products segment. In Contract Manufacturing, the increase in revenues for fiscal 2010 related primarily to the Company’s success in its efforts to expand its customer base. The Business Imaging segment sales increase was primarily due to increased sales to several of the segment’s Hamco brand distributors as well as several of its large retail accounts. The overall economic slowdown had a negative impact on the improvement for both segments.
     The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 30% of the Company’s total sales in fiscal 2010, compared to 35% in fiscal 2009. The second customer accounted for 20% of the Company’s total sales in fiscal 2010, compared to 25% in fiscal 2009.
     Gross profit for fiscal 2010 increased $1.1 million (30%) and gross profit margin increased to 5% compared to 4% in fiscal 2009. The gross profit margin for fiscal 2010 in the Contract Manufacturing segment remained unchanged at 4% compared to fiscal 2009 on a gross profit increase of $0.5 million (22%). The increase in gross profit was primarily due to the above mentioned sales increase in addition to a decrease in overhead costs. The Business Imaging segment experienced an increase of $0.6 million (42%) in gross profit and an increase in gross profit margin to 8% in fiscal 2010 from 6% in fiscal 2009. This increase was largely due to increased sales volume and increased utilization of assets. The overall economic slowdown had a negative impact on the improvement for both segments.
     Selling, general and administrative expenses increased $288,000 (6%) in fiscal 2010 when compared to fiscal 2009 as a result of additional sales personnel and marketing initiatives.
     Interest expense increased $56,000 (50%) in fiscal 2010 compared to fiscal 2009 due to higher average debt outstanding as a result of the Company borrowing under its revolving credit line to fund a portion of its increased working capital and equipment needs.
     Income tax benefit was ($0.2) million in fiscal 2010 compared to $(0.5) million in fiscal 2009. The income tax benefit represents a net operating loss carryforward that the Company expects to realize in the future.
     Basic and diluted net loss per share was $(0.10) for fiscal 2010 compared to $(0.20) for fiscal 2009.
Selected Quarterly Financial Data
     Not required for a smaller reporting company.

Liquidity and Capital Resources
     Cash flows (used in) provided by operations were $(1.0) million for fiscal 2010, and $4.4 million in fiscal 2009. Inventories increased $3.7 million (35%) in fiscal 2010 compared to fiscal 2009, primarily as a result of new customer inventories, a build up of appropriate safety stock levels for printing sales that moved into commercial production at the start of the third quarter of fiscal 2010 and purchases in advance of anticipated significant raw material price increases. Accounts receivable increased $3.1 million (28%) in fiscal 2010 primarily as a result of increased revenues. Accounts payable increased $3.1 million (45%) in fiscal 2010 compared to fiscal 2009, largely due to an increase in materials purchased. Depreciation was $2.7 million for fiscal 2010 and $2.4 million for fiscal 2009. The Company’s working capital position for the years ended September 30, 2010 and 2009 was $13.4 and $13.8 million, respectively, as a result of the change in components discussed above.
     Cash used in investing activities was $2.1 million in fiscal 2010. Contract Manufacturing spent approximately $2.0 million on capital expenditures during fiscal 2010, related to capital expenditures to support ongoing operational needs and the purchase of a W&H 8-color press for $0.8 million, which had previously been accounted for as an operating lease. In the Business Imaging segment, the amount spent on capital expenditures during fiscal 2010 was $86,000.
     In June, 2010, the Company entered into a long-term note for the purchase of a second W&H 8-color press for $1.3 million, previously accounted for as an operating lease, which is being shown as a supplemental non-cash acquisition in the statement of cash flows. The note which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is collateralized by the press.
     Cash provided by financing activities was $3.1 million in fiscal 2010, related to the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs. Cash used in financing activities was $2.3 million in fiscal 2009, resulting primarily from the Company paying down its revolving credit line. On January 22, 2009, the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 30, 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 226,697 shares were purchased under the plan for an aggregate purchase price of $1,016,000 from the commencement of the plan through September 30, 2009. There was no stock repurchase program in fiscal year 2010.
     The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2010, cash recorded on the balance sheet was $7,899.
     The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. The Company has contracts for both printing and Contract Manufacturing. One of these contract customers, a multinational consumer products company, accounted for approximately 35% of total sales in fiscal 2009 and 30% of total sales in fiscal 2010. The current contract with this customer expires in April 2012. Another multinational consumer products company accounted for approximately 25% of total sales in fiscal 2009 and 20% of total sales in fiscal 2010. The current contract with this customer has been extended until June 2013. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the contracts are subject to normal business fluctuations.
     The Company replaced its prior credit agreement on March 15, 2010 with a new $8.0 million unsecured revolving line of credit facility with a termination date of January 31, 2011. On December 28, 2010, the Company amended the new credit agreement to, among other things, increase the amount available for borrowing to $10.0 million and extend its termination date to January 31, 2012. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

Liquidity and Capital Resources (Continued)
     Borrowings under the previous $10 million unsecured revolving line of credit facility were made under the Eurodollar account. Interest on amounts borrowed under the Eurodollar account was calculated based on LIBOR plus 2.25%. The Company was required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
     The Company had $3.5 million available under the line of credit as of September 30, 2010. Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and after tax net income (or loss within specified levels). At September 30, 2010, the Company was in compliance with all of its covenants under the credit agreement. On December 28, 2010, the Company amended its credit agreement to increase the revolving credit availability from $8.0 million to $10.0 million, extended its termination date to January 31, 2012 and modified the required levels of after tax net income (or loss) under its financial covenants for periods commencing December 31, 2010 and thereafter. On December 28, 2010, the Company had approximately $3.3 million available and $6.7 million outstanding under its revolving credit line pursuant to its credit agreement.
     Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 53% and 49% of total accounts receivable at September 30, 2010 and 2009, respectively.
     Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of September 30, 2010 and any budgeted capital expenditures, assuming the Company meets its business plan.
     The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.
Inflation
     In fiscal years 2010 and 2009, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in eventually passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and operations.
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
     Revenue Recognition- The Company only has one type of revenue recognition activity which recognizes revenue when title and risk of loss transfers to the customer and there is evidence of an agreement and collectability of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from revenue and cost of sales.
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
     Goodwill- As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. In determining the fair values of the reporting units, the Company was required to make certain assumptions and cannot predict what future events may occur that could adversely affect the reported value of its goodwill. Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit at June 30, 2010. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. The Company prepared the discounted cash flow analysis in the same manner as in prior years. The Company further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions used in preparing the discounted cash flow analysis were (1) projected cash flows, (2) risk of adjusted discount rates, and (3) expected long term growth rates. Because each of the reporting units has distinct characteristics, the Company developed these assumptions separately. Any variance in the underlying assumptions could have a material impact on the evaluation of goodwill impairment. These assumptions included the Company’s actual operating results,

Critical Accounting Policies (Continued)
future business plans, economic projections and market data, as well as estimates by its management regarding future cash flows and operating results. For example, lower than expected growth or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units. At the annual measurement date of June 30, 2010, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 30%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 63% at June 30, 2010. The current discount rate would need to increase 1.7% for Contract Manufacturing and increase 4.5% for Business Imaging before the Company would be required to proceed to Step 2. The Company recognizes that its common stock regularly trades below book value per share and will continue to monitor the relationship of its market capitalization to both its book value and tangible book value. While management plans to return the Company’s business fundamentals to levels that support the book value per share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future.
     In accordance with Accounting Standards Codification (“ASC”) 360-10 (formerly SFAS No. 144), “Accounting for the Impairment for Disposal of Long-Lived Assets”, the Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.
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
     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2010 fiscal year.

ITEM 9A (T) — CONTROLS AND PROCEDURES (Continued)
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
     The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of September 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     On December 28, 2010, the Company entered into a First Amendment to the First Amended and Restated Credit Agreement (the “Amendment”) among the Company, Tufco, L.P., an indirect wholly-owned subsidiary of the Company, and JPMorgan Chase Bank N.A., as lender, amending the existing First Amended and Restated Credit Agreement dated as of March 15, 2010 (the “Existing Agreement”). Pursuant to the Amendment, the maturity of the credit facility has been extended until January 31, 2012, the amount available for borrowing has been increased from $8.0 million under the Existing Agreement to $10.0 million and the required levels of after tax net income (or loss) under its financial covenants have been modified for periods commencing December 31, 2010 and thereafter.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
THE DIRECTORS OF THE COMPANY
     Set forth below is certain biographical information concerning our directors and executive officers as of December 17, 2010:

Name	Age	Position Held
Robert J. Simon	52	Chairman of the Board of Directors
Samuel J. Bero	75	Director
C. Hamilton Davison	51	Director
Brian Kelly	67	Director
Louis LeCalsey, III	71	Director, President and Chief Executive Officer
Richard M. Segel	70	Director
William R. Ziemendorf	51	Director
     Robert J. Simon — Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Alkota Cleaning Systems, Inc., Atlantic-Meeco Holding, Inc., Electron Beam Technologies, Inc., Independent Printing Company, Inc., Indo-European Foods, Inc., Overseas Callander Fund, Ltd., Overseas Equity Investors Ltd., Professional Plumbing Group, Inc., Sunbelt Modular, Inc., Globe Food Equipment Company, Inc. and CT Color Holdings, Inc. as well as several other privately held companies. Mr. Simon received an MBA from New York University Graduate School of Business Administration and a B.S. from the University of Minnesota School of Management.
     Director Qualifications: Mr. Simon has worked in private equity for more than twenty-five years and has served on the board or as Chairman of the Board of more than twenty-five companies. As a result of these and other professional experiences, Mr. Simon possesses particular knowledge and experience in accounting, finance, and capital structure and board practices of other major corporations that strengthen the Board’s collective qualifications, skills and experience.
     Samuel J. Bero — Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager since 1974, when he co-founded Tufco Industries, Inc., our predecessor. Mr. Bero has been a director since 1992 and has over 33 years of experience in the converting industry.
     Director Qualifications: Mr. Bero has forty years of experience in the converting industry, with experience in procurement, cost control and sales and was CEO of the Company prior to his retirement. As a result of these and other professional experiences, Mr. Bero possesses particular knowledge and experience in the converting industry and marketing products that strengthen the Board’s collective qualifications, skills and experience.
     C. Hamilton Davison — Mr. Davison has been a director since 1992. Mr. Davison is currently a Principal with Advantaged In Strategy, LLC, a management consulting firm which began operations in 2007, and also serves as the Executive Director of the American Catalog Mailers Association, a Washington-based 501(c)(6) advocacy group. Formerly, he was President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988 and Chief Executive Officer from 1995 to 2006. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. In addition to other private companies and not-for-profit boards, he

THE DIRECTORS OF THE COMPANY (Continued)
served as a director and member of the audit committee of Valley Resources until 2000 when the company was sold to Southern Union (NYSE:SUG). Mr. Davison received a Bachelors Degree from Vanderbilt University and a Masters Degree from the University of Texas.
     Director Qualifications: Mr. Davison has experience as an operating company CEO with experience in a number of adjacent and relevant businesses, marketing and strategic management experience. As a result of these and other professional experiences, Mr. Davison possesses particular knowledge and considerable experience in consumer products, national retail, distributor and wholesale as well as international business practices that strengthen the Board’s collective qualifications, skills and experience.
     Brian Kelly — Mr. Kelly became a director in November 2006. He founded Waverly Partners, Inc., a company that provides assistance in the acquisition and operation of niche metals component manufacturing businesses, in 1994, and has been President since its inception. Prior to starting Waverly, Mr. Kelly was President of Fitchburg Coated Products. From 1984 to 1989 he served as Chief Financial Officer of Technographics, Inc. Mr. Kelly is a CPA, received an AB in Political Science from Providence College and an MBA from McGill University.
     Director Qualifications: Mr. Kelly is a CPA and has a financial background. He has run companies and has large customer experience. As a result of these and other professional experiences, Mr. Kelly possesses particular knowledge and experience in accounting, finance and capital structure and board practices of other corporations that strengthen the Board’s collective qualifications, skills and experience.
     Louis LeCalsey, III — Mr. LeCalsey assumed the positions of President and Chief Executive Officer of Tufco in October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics and North American Procurement for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey serves as a director of Independent Printing Company, Inc., as well as a member of the Advisory Board for Bradford Equities Management, LLC. Mr. LeCalsey earned his undergraduate degree from Franklin & Marshall College and attended the University of Wisconsin-Oshkosh for his Masters course work in finance and marketing. He received Executive Certificates in business from the University of Michigan and the Thunderbird American Graduate School of International Business in Phoenix, AZ.
     Director Qualifications: Mr. LeCalsey is Chief Executive Officer of Tufco and has intimate knowledge regarding the Company’s operations. As a result of this knowledge and other professional experiences, Mr. LeCalsey possesses particular knowledge and experience in the converting industry, marketing products and board practices of other corporations that strengthen the Board’s collective qualifications, skills and experience.
     Richard M. Segel — Mr. Segel has been a director since February 2008. He is President of Highlands, LLC, founded in 2005, which provides consulting, investment and advisory services to businesses and private equity investors. From 1998 to 2004, Mr. Segel was President and CEO of Pamarco Technologies, Inc., a manufacturer/re-manufacturer of printing and converting equipment and key wear components. From 1993 to 1997, Mr. Segel was President and CEO of Dunmore Corporation, a privately held converter of plastic films. From 1990 to 1993, he was an Executive Vice President with Bell and Howell. Mr. Segel is currently a director of Pelagus Fund, Inc. and several privately held companies. He is a Trustee of George School in Newtown, PA. Mr. Segel received Bachelors and Masters Degrees in Mechanical Engineering from Yale University, and an MBA from the University of Chicago. He has over 35 years experience in the printing and converting industry.
     Director Qualifications: Mr. Segel has experience as CEO of similar businesses in the converting industry and of converting industry suppliers. As a result of these and other professional experiences, Mr. Segel possesses particular knowledge and experience in the converting industry and marketing products that strengthen the Board’s collective qualifications, skills and experience.

THE DIRECTORS OF THE COMPANY (Continued)
     William R. Ziemendorf — Mr. Ziemendorf has been a director since May 2008. He has been President and Chief Executive Officer of Independent Printing Company since 1998. Mr. Ziemendorf began working at Independent Printing in 1986 and held various positions with the company prior to becoming President. Mr. Ziemendorf was employed at Shinners, Hucovski and Company, S.C. as a Certified Public Accountant from June 1981 through April 1986. Mr. Ziemendorf received his Bachelor’s degree from the University of Wisconsin-Eau Claire.
     Director Qualifications: Mr. Ziemendorf has experience as a CEO in the printing industry and is a CPA. As a result of these and other professional experiences, Mr. Ziemendorf possesses particular knowledge and experience in accounting, finance and capital structure and board practices of other corporations that strengthen the Board’s collective qualifications, skills and experience.
     None of the directors listed herein is related to any other director or executive officer of the Company.

THE EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Positions With the Company

Louis LeCalsey, III	71	Director, President and Chief Executive Officer
Michael B. Wheeler	65	Executive Vice President, Chief Financial Officer and Chief Operating Officer
George Hare	53	General Manager, Business Imaging Sector
James F. Robinson	42	Vice President, Business Development
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
     George Hare—Mr. Hare assumed the position of General Manager, Business Imaging Sector on June 30, 2008. Prior to joining Tufco he had been Vice President of the Contract Manufacturing Division of Diversapack, LLC from 2006 to 2008 and was General Manager with Pratt Industries from 2004 to 2006. Mr. Hare was General Manager with Pratt Industries and at Georgia Pacific Corporation, Inland Container, and International Paper in various ascending leadership positions from 1986 to 2006.
     James F. Robinson—Mr. Robinson assumed the position of Vice President, Business Development in January, 2010. Prior to joining Tufco he served as Business Manager, Technical Director and Business Director-Latin America for Mondi, headquartered in Johannesburg, South Africa. Mr. Robinson was also a founding member of Hygenitec, a Wisconsin wet wipes manufacturer. He received a BA in Business Administration/Economics from Lakeland College and attended graduate school at La Universidad Autónoma Del Estado de Morelos-Centro Bilingűe in Mexico.

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
     The Audit Committee is currently composed of Mr. C. Hamilton Davison, Mr. Brian Kelly, and Mr. William R. Ziemendorf. The Audit Committee operates under a written charter adopted by the Board of Directors. The amended and restated Audit Committee Charter was ratified by the Board of Directors on February 9, 2007. The amended and restated Audit Committee Charter was attached as an exhibit to the Company’s definitive Proxy Statement filed in fiscal 2007. For fiscal 2010, the Board of Directors of the Company has determined that Brian Kelly is the Audit Committee Financial Expert (as defined in Item 407(d)(5)(ii) of Regulation S-K).
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
Section 16(a) Beneficial Ownership Reporting Compliance
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
     Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required, the Company believes that during the 2010 fiscal year all Section 16(a) filing requirements were complied with on a timely basis.
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

SUMMARY COMPENSATION TABLE
     The table below sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by our named executive officers.

			Option	All Other
Name and Principal Position	Year	Salary	Awards(2)	Compensation(1)	Total

Louis LeCalsey, III	2010	$258,566	$26,673	$8,176	$293,415
Director, President and CEO	2009	$267,881	$—	$11,287	$279,168

Michael B. Wheeler	2010	$182,756	$19,734	$12,006	$214,496
Executive Vice President, CFO, COO, Secretary and Treasurer	2009	$188,770	$—	$14,874	$203,644

Michele M. Cherney(3)	2010	$157,116	$4,529	$8,450	$170,095
Sr. Vice President, Branded Sales and Marketing	2009	$159,736	—	21,655	$181,391

(1)	The compensation reported represents the Company’s contributions to the Company’s 401(k) Plan, car allowances and country club dues. The Company has suspended such contributions to the 401(k) Plan since March, 2009.

(2)	For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation. No options were issued in fiscal 2009 under the 2003 Non-Qualified Stock Option Plan.

(3)	Ms. Cherney resigned from her position with the Company in November, 2010.
Employment Agreements
     Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he serves as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we are obligated to compensate him for a period of one year. If his employment is terminated within 180 days following a change in control of the Company (as defined in the employment agreement), then we (or our successor) will be obligated to pay him his base salary (subject to certain deductions) for a period of two years following the occurrence of the change in control. The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provides for a current annual base salary of $286,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. LeCalsey did not receive a bonus for fiscal year 2010 or 2009.
     Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $202,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. Wheeler did not receive a bonus for fiscal year 2010 or 2009.

Employment Agreements (Continued)
     Ms. Cherney entered into an employment agreement with the Company effective October 1, 1997, under which she serves as Vice President, Sales and Marketing for an initial term of one year with successive one-year renewal terms. Ms. Cherney was promoted to Sr. Vice President Sales and Marketing in June 2006. If we terminate her employment for cause, or as a result of her death or disability, our obligation to compensate her immediately terminates. If she is terminated without cause, we will be obligated to compensate her for a period of one year. The employment agreement prohibits her from competing with us while employed by us and for one year after the later of her termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $170,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Ms. Cherney did not receive a bonus for fiscal year 2010 or 2009. Ms. Cherney resigned from the Company in November 2010.
     Mr. Robinson entered into an employment agreement with the Company effective October 11, 2010 for an initial term of one year with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If he is terminated without cause, we will be obligated to compensate him for a period of one year. The employment agreement prohibits him from competing with us while employed by us and for eighteen months after the later of his termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $165,000, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2010 held by the named executive officers.

		Number of Securities
	Number of Securities	Underlying Unexercised	Option
	Underlying Unexercised	Options (#)	Exercise		Option Expiration
Name	Options (#) Exercisable	Unexercisable	Price($)	Grant Date	Date

Louis LeCalsey, III	30,000	—	$7.00	10/01/01	10/01/11
	16,500	—	$4.92	10/01/02	10/01/12
	15,000	—	$5.71	11/26/03	11/26/13
	12,000	—	$7.87	11/19/04	11/19/14
	6,000	2,000	$7.60	10/01/07	10/01/17
	9,000	3,000	$5.56	9/03/08	9/03/18
	5,000	5,000	$3.19	11/30/09	11/30/19
	6,500	6,500	$3.25	9/14/10	9/14/20

Michael B. Wheeler	15,000	—	$5.70	3/27/02	3/27/12
	12,500	—	$4.92	10/01/02	10/01/12
	11,000	—	$5.71	11/26/03	11/26/13
	9,000	—	$7.87	11/19/04	11/19/14
	6,000	2,000	$7.60	10/01/07	10/01/17
	6,000	2,000	$5.56	9/03/08	9/03/18
	3,500	3,500	$3.19	11/30/09	11/30/19
	5,000	5,000	$3.25	9/14/10	9/14/20

Michele M. Cherney	4,000	—	$7.00	10/01/01	10/01/11
	4,500	—	$4.92	10/01/02	10/01/12
	4,000	—	$5.71	11/26/03	11/26/13
	3,000	—	$7.87	11/19/04	11/19/14
	3,000	1,000	$7.60	10/01/07	10/01/17
	3,000	1,000	$5.56	9/03/08	9/03/18
	2,000	2,000	$3.19	11/30/09	11/30/19

James F. Robinson	5,000	5,000	$3.25	9/14/10	9/14/20
The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period. Options issued under the 2003 Non-Qualified Stock Option Plan generally expire ten years from the date of grant.

POTENTIAL PAYMENT OF TERMINATION OR CHANGE IN CONTROL
     The employment agreements provide for a current annual base salary, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. As of September 30, 2010, the following table sets forth the potential payment that each of our named executive officers would receive upon termination or change in control.

		Compensation of Individual if
	Compensation Following	Terminated Within 180 Days
Name	Termination Without Cause (1)	Following Change in Control(1)
Louis LeCalsey, III	$286,500	$573,000
Michael B. Wheeler	$202,500	$202,500
Michele M. Cherney(2)	$170,500	$170,500
James F. Robinson	$165,000	$165,000

(1)	Some officers would receive a bonus based upon a target for operating income determined by the Compensation Committee.

(2)	Ms. Cherney resigned from the Company in November, 2010. Ms. Cherney did not receive any termination or change in control payments.

Director Compensation
     Our directors who are not employees receive:
•	an annual fee of $12,000,

•	a payment of $1,500 for each board meeting attended,

•	a payment of $1,500 for each committee meeting attended, and

•	per diem fees for supplemental Audit Committee services.
     In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director receives an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On May 18, 2010, Messrs. Bero, Davison, Kelly, Segel, Simon and Ziemendorf each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $4.20 per share.
FISCAL 2010 DIRECTOR COMPENSATION

	Fees Earned or	Option
Name	Paid in Cash	Awards (1)	Total
Robert J. Simon	$25,500	$7,956	$33,456
Samuel J. Bero	$25,500	$7,956	$33,456
C. Hamilton Davison	$24,000	$7,956	$31,956
Brian Kelly	$28,500	$7,956	$36,456
Richard M. Segel	$19,500	$7,956	$27,456
William R. Ziemendorf	$24,000	$7,956	$31,956

(A)	For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 17, 2010, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.
     Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF
	BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Over 5% Stockholders
Robert J. Simon (1)(3)(4)(14)	2,661,543	61.3%
Barbara M. Henagan (1)(3)	2,621,661	60.8%
Bradford Venture Partners, L.P. (1)(6)	2,619,740	60.8%
Overseas Equity Investors Partners (3)(2)	2,619,740	60.8%

Other Directors And Executive Officers
Samuel J. Bero (7)	207,500	4.9%
Louis LeCalsey, III (8)	218,546	5.0%
C. Hamilton Davison (5)	33,842	*
Richard M. Segel (9)	11,000	*
Brian Kelly (15)	37,790	*
William R. Ziemendorf (16)	9,000	*
Michael B. Wheeler (10)	59,667	1.4%
George Hare (11)	2,333	*
Michele M. Cherney (12)	21,167	*
James F. Robinson	0	*
Directors and Executive Officers as a Group (10 persons) (1)(3)(13)	3,262,388	70.9%

*	Less than one percent

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners (“Overseas Equity”), as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

Security Ownership of Certain Beneficial Owners (Continued)
(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(8)	The amount shown includes 87,167 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(9)	The amount shown includes 11,000 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(10)	The amount shown includes 58,667 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(11)	The amount shown includes 2,333 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(12)	The amount shown includes 21,167 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(13)	The amount shown includes an aggregate of 293,334 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(14)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(15)	The amount shown includes 14,000 shares that may be acquired under options exercisable within 60 days of December 17, 2010.

(16)	The amount shown includes 9,000 shares that may be acquired under options exercisable within 60 days of December 17, 2010.
Equity Compensation Plan Information
     The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2010.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders (1)	342,650	$5.90	204,150

Equity compensation plans not approved by security holders (2)	—	—	—

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expires April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $213,402 to the partnership that is the lessor of this facility for fiscal year 2010. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
     In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of ten years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2010, we paid Bradford Ventures Ltd. $429,652 in fees. We believe that the terms of the agreement with Bradford Ventures Ltd. are customary and are at least as favorable to us as could be obtained from an unaffiliated party.
     The Company is a “Controlled Company” as defined in Nasdaq Listing Rule 5615(c)(1). The Board of Directors has based this determination on the fact that approximately 61% of the voting stock of the Company is held by Bradford Venture Partners, L.P. and Overseas Equity Investors Ltd., which together constitute a group for purposes of Nasdaq Listing Rule 5615(c)(1). The Company’s compensation committees include one director, Robert J. Simon, who is not “independent” under the Nasdaq Listing Rules. However, as the Company is a “Controlled Company” it is not required under the standards of the Nasdaq Listing Rules to have a compensation committee consisting solely of “independent” directors.
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

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees paid or accrued by the Company for the audit and other services provided by McGladrey & Pullen LLP, Tufco’s independent auditor, for fiscal years 2010 and 2009.

	McGladrey & Pullen	McGladrey & Pullen
	FY 2010	FY 2009
Audit Fees	$183,839	$169,700
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
     Audit fees of McGladrey & Pullen LLP for fiscal 2010 consisted of the examination of the consolidated financial statements of the Company, quarterly reviews of consolidated financial statements, review of SEC filings and consultation on various financial reporting matters in support of the Company’s consolidated financial statements. There were no “Audit-Related Fees”, “Tax Fees” or “All Other Fees” paid to McGladrey & Pullen LLP during fiscal 2010. The Audit Committee approved all of the services described above.
     Audit fees of McGladrey & Pullen LLP for fiscal 2009 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of consolidated financial statements and review of SEC filings. There were no “Audit-Related Fees”, “Tax Fees” or “All Other Fees” paid to McGladrey & Pullen LLP during fiscal 2009. The Audit Committee approved all of the services described above.
     The Audit Committee has adopted a statement of principles with respect to the pre-approval of services provided by the independent registered public accounting firm. In accordance with the statement of principles, the Audit Committee determined that all non-prohibited services to be provided by the independent registered public accounting firm are to be approved in advance pursuant to a proposal from such independent registered public accounting firm and a request by management for approval.

PART IV
ITEM 15— EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the consolidated financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted because the information required is included in the consolidated financial statements and notes thereto or are not required for a smaller reporting company.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit
	Number	Description

	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).
	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).
	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).
	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).
	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).
	10.7	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).
	10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).
	10.11	Amended lease between Bero and McClure Partnership and Tufco LP dated November 22, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006, incorporated by reference herein).
	10.14	Credit Agreement dated May 13, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009, incorporated by reference herein).
	10.15	First Amended and Restated Credit Agreement, dated March 15, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2010, incorporated by reference herein).
	10.16	*First Amendment to the Amended and Restated Credit Agreement, dated December 28, 2010.
	14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).
	21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).
	23.1	*Consent of McGladrey & Pullen, LLP
	31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Louis LeCalsey, III
	31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler

ITEM 15— EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Louis LeCalsey, III
32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2010.

Tufco Technologies, Inc.
By:	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis LeCalsey, III	President, Chief Executive	December 29, 2010
Louis LeCalsey, III	Officer and Director
(Principal Executive Officer)

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2010

/s/ Michael B. Wheeler	Executive VP, Chief Financial	December 29, 2010
Michael B. Wheeler	Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Samuel J. Bero	Director	December 29, 2010
Samuel J. Bero

/s/ C. Hamilton Davison	Director	December 29, 2010
C. Hamilton Davison

/s/ Brian Kelly	Director	December 29, 2010
Brian Kelly

/s/ Richard M. Segel	Director	December 29, 2010
Richard M. Segel

/s/ William R. Ziemendorf	Director	December 29, 2010
William R. Ziemendorf

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of September 30, 2010 and 2009	F-3

Statements of Operations for the Years Ended September 30, 2010 and 2009	F-4

Statements of Stockholders’ Equity for the Years Ended September 30, 2010 and 2009	F-5

Statements of Cash Flows for the Years Ended September 30, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 — F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Tufco Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
December 29, 2010

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$7,899	$4,092
Accounts receivable—net	14,211,275	11,077,258
Inventories—net	14,329,857	10,645,168
Prepaid expenses and other current assets	157,269	245,534
Income taxes receivable	16,430	604,144
Deferred income taxes	364,680	381,661

Total current assets	29,087,410	22,957,857

PROPERTY, PLANT, AND EQUIPMENT—Net	18,640,263	17,892,453

GOODWILL	7,211,575	7,211,575

OTHER ASSETS—Net	135,865	128,684

TOTAL	$55,075,113	$48,190,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$4,476,736	$1,270,099
Current portion of note payable	244,577	—
Accounts payable	9,974,560	6,861,167
Accrued payroll, vacation, and payroll taxes	554,967	542,534
Other current liabilities	435,167	463,736

Total current liabilities	15,686,007	9,137,536

LONG-TERM PORTION OF NOTE PAYABLE	1,026,966	—

DEFERRED INCOME TAXES	2,257,071	2,611,572

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value—2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value—1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,497,814	25,421,007
Retained earnings	12,717,625	13,130,824
Treasury stock— 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,105,069	36,441,461

TOTAL	$55,075,113	$48,190,569

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

NET SALES	$90,613,851	$86,775,764

COST OF SALES	85,707,198	82,988,739

GROSS PROFIT	4,906,653	3,787,025

OPERATING EXPENSES:
Selling, general, and administrative	5,415,163	5,126,711
Loss (gain) on asset sales	483	(37,900)

OPERATING LOSS	(508,993)	(1,301,786)

OTHER (EXPENSE) INCOME:
Interest expense	(165,710)	(110,166)
Interest income and other income	15,694	13,580

Total	(150,016)	(96,586)

LOSS BEFORE INCOME TAXES	(659,009)	(1,398,372)

INCOME TAX BENEFIT	(245,810)	(548,165)

NET LOSS	$(413,199)	$(850,207)

NET LOSS PER SHARE:

Basic	$(0.10)	$(0.20)

Diluted	$(0.10)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,308,947	4,345,211

Diluted	4,308,947	4,345,211
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Common Stock		Non-voting		Additional			Total
	Voting		Common	Preferred	Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Earnings	Stock	Equity

BALANCES—September 30, 2008	4,708,741	$47,087	$—	$—	$25,374,211	$13,981,031	$(1,620,242)	$37,782,087
Stock-based compensation expense	—	—	—	—	46,796	—	—	46,796
Purchase of treasury stock — 147,757 common shares at cost	—	—	—	—	—	—	(537,215)	(537,215)
Net income	—	—	—	—	—	(850,207)	—	(850,207)

BALANCES—September 30, 2009	4,708,741	47,087	—	—	25,421,007	13,130,824	(2,157,457)	36,441,461
Stock-based compensation expense	—	—	—	—	76,807	—	—	76,807
Net loss	—	—	—	—	—	(413,199)	—	(413,199)

BALANCES—September 30, 2010	4,708,741	$47,087	$—	$—	$25,497,814	$12,717,625	$(2,157,457)	$36,105,069

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

OPERATING ACTIVITIES:
Net loss	$(413,199)	$(850,207)
Noncash items in net loss:
Depreciation and amortization	2,715,413	2,407,859
Deferred income taxes	(337,520)	(94,508)
Loss (gain) on sale of property, plant and equipment	483	(37,900)
Stock-based compensation expense	76,807	46,796
Changes in operating working capital:
Accounts receivable	(3,134,017)	693,723
Inventories	(3,684,689)	4,294,800
Prepaid expenses and other assets	81,084	168,316
Accounts payable	3,113,393	(1,458,844)
Accrued and other current liabilities	(16,136)	(256,423)
Income taxes receivable	587,714	(485,153)

Net cash (used in) provided by operating activities	(1,010,667)	4,428,459

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,113,806)	(2,263,548)
Proceeds from disposals of property, plant and equipment	100	37,900

Net cash used in investing activities	(2,113,706)	(2,225,648)

FINANCING ACTIVITIES:
Net borrowings of revolving debt	3,206,637	(1,729,901)
Purchase of treasury stock	—	(537,215)
Principal payments of note payable	(78,457)	—

Net cash provided by (used in) financing activities	3,128,180	(2,267,116)

NET INCREASE (DECREASE) IN CASH	3,807	(64,305)

CASH:
Beginning of year	4,092	68,397

End of year	$7,899	$4,092

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Note payable incurred for the purchase of equipment	1,350,000	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	164,967	109,305
Income Taxes	59,212	32,605

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
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

Impairment of Long-Lived Assets—Impairment of long-lived assets is reviewed in accordance with Accounting Standards Codification (“ASC”) 360-10. The Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.
Goodwill—The Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. In determining the fair values of the reporting units, the Company was required to make certain assumptions and cannot predict what future events may occur that could adversely affect the reported value of its goodwill. Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit at June 30, 2010. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. The Company prepared the discounted cash flow analysis in the same manner as in prior years. The Company further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions used in preparing the discounted cash flow analysis were (1) projected cash flows, (2) risk of adjusted discount rates, and (3) expected long term growth rates. Because each of the reporting units has distinct characteristics, the Company developed these assumptions separately. Any variance in the underlying assumptions could have a material impact on the evaluation of goodwill impairment. These assumptions included the Company’s actual operating results, future business plans, economic projections and market data, as well as estimates by its management regarding future cash flows and operating results. For example, lower than expected growth or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units. At the annual measurement date of June 30, 2010, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 30%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 63% at June 30, 2010. The current discount rate would need to increase 1.7% for Contract Manufacturing and increase 4.5% for Business Imaging before the Company would be required to proceed to Step 2. The Company recognizes that its common stock regularly trades below book value per share and will continue to monitor the relationship of its market capitalization to both its book value and tangible book value. While management plans to return the Company’s business fundamentals to levels that support the book value per share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future.
There were no changes in the carrying amount of goodwill by reporting unit for the years ended September 30, 2010 and 2009. Goodwill by reporting unit is:

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
Revenues—The Company only has one type of revenue recognition activity which recognizes revenue when title and risk of loss transfers to the customer and there is evidence of an agreement and collectibility of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from net sales and cost of sales.
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
Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was zero shares in fiscal 2010 and 2009, respectively. During fiscal 2010 and 2009, options to purchase 342,650 shares, and 296,650 shares, respectively, were excluded from the diluted earnings per share computation, as the effects of such options would have been “anti-dilutive”.
Financial Instruments—The Company follows the provisions of Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. Effective October 1, 2009, the Company adopted the provisions of the ASC Topic, Fair Value Measurements and Disclosure, for non-recurring fair value measurements of nonfinancial assets and liabilities. The adoption of the provisions did not have a material effect on the consolidated financial statements.
The Company currently does not have any instruments recorded at fair value on a recurring basis.
Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates and comparable borrowing costs for equipment loans.

Recently Issued Accounting Standards—The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, to provide more and improved disclosures about fair value measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The ASU requires that disclosures be provided for valuation techniques and inputs to measure fair value of both recurring and non-recurring fair value measurements as well as for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. In the period of and periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company does not believe the adoption of ASU 2010-06 will have a material effect on its consolidated financial statements
2.	ACCOUNTS RECEIVABLE
Accounts receivable are stated net of allowances for doubtful accounts of $64,000 and $63,000 at September 30, 2010 and 2009, respectively. Amounts due from two multinational consumer products customers represent 53% and 49% of total accounts receivable at September 30, 2010 and 2009, respectively.
3.	INVENTORIES
Inventories at September 30, 2010 and 2009, consist of the following:

	2010	2009

Raw materials	$11,368,089	$8,182,736
Finished goods	2,961,768	2,462,432

Total inventories	$14,329,857	$10,645,168

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $356,000 and $455,000 at September 30, 2010 and 2009, respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at September 30, 2010 and 2009, consist of the following:

	2010	2009

Land and land improvements	$660,324	$647,843
Buildings	9,897,423	9,897,423
Leasehold improvements	766,395	762,530
Machinery and equipment	30,497,478	27,110,202
Computer equipment and software	5,809,001	5,717,626
Furniture and fixtures	571,616	564,897
Vehicles	44,206	44,206

	48,246,443	44,744,727

Less accumulated depreciation and amortization	30,233,664	27,523,818

Net depreciated value	18,012,779	17,220,909

Construction in progress	627,484	671,544

Property, plant, and equipment—net	$18,640,263	$17,892,453

5.	REVOLVING LINE OF CREDIT AND NOTE PAYABLE
The Company replaced its $10.0 million unsecured credit agreement on March 15, 2010 with a new $8.0 million unsecured revolving line of credit facility with a termination date of January 31, 2011. On December 28, 2010, the Company amended its new credit agreement to increase the amount available for borrowing to $10.0 million, extended its termination date to January 31, 2012 and modified the required levels of after tax net income (or loss) under its financial covenants for periods commencing December 31, 2010 and thereafter. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature.
Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility. Borrowings under the Company’s revolving line of credit facility were $4,476,736 and $1,270,099 at September 30, 2010 and 2009, respectively.

Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels.

As of September 30, 2010, the Company had approximately $3.5 million available under the $8.0 million revolving line of credit facility.

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

In June, 2010, the Company entered into a long-term note for the purchase of a second W&H 8-color press for $1.3 million, previously accounted for as an operating lease, which is being shown as a supplemental non-cash acquisition in the statement of cash flows. The note which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is collateralized by the press with a net book value of $1,282,500 as of September 30, 2010.

Future principal payments under the five-year note at September 30, 2010, are as follows:

2011	$244,577
2012	259,017
2013	274,309
2014	290,504
2015	203,136

Total	$1,271,543

6.	INCOME TAXES
The tax effects of significant items composing the Company’s net deferred tax liability as of September 30, 2010 and 2009, are as follows:

	2010	2009

Deferred tax assets:
Valuation allowances for accounts receivable and inventories—not currently deductible	$156,745	$193,378
Inventory costs capitalized for tax purposes	42,052	31,015
Vacation and severance accruals—not currently deductible	85,084	85,084
Other accruals—not currently deductible	85,272	72,184
Net operating loss and tax credit carryforwards	1,043,777	533,637
Stock compensation	147,952	119,303

Total gross deferred tax assets	1,560,882	1,034,601

Deferred tax liabilities:
Basis difference on property and equipment	2,360,452	2,251,060
Basis difference on goodwill	1,092,821	1,013,452

Total gross deferred tax liabilities	3,453,273	3,264,512

Net deferred tax liability	$1,892,391	$2,229,911

Net deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets at September 30, 2010 and 2009, as follows:

	2010	2009

Current deferred tax assets	$364,680	$381,661

Noncurrent deferred tax liability	2,257,071	2,611,572

Net deferred tax liability	$1,892,391	$2,229,911

As of September 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $2,253,000 and $1,883,000, respectively, for income tax purposes through 2029 for federal and 2021 for state. The Company has federal and state tax credit carryforwards of approximately $182,000 as of September 30, 2010.

The components of income tax (benefit) expense are as follows:

	2010	2009

Current tax (benefit) expense:
Federal	$32,474	$(460,805)
State	59,236	7,148

Total	91,710	(453,657)

Deferred tax expense:
Federal	(325,230)	10,459
State	(12,290)	(104,967)

Total	(337,520)	(94,508)

Income tax (benefit) expense	$(245,810)	$(548,165)

Income tax (benefit) expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2010	2009

Federal income taxes computed at statutory rates	$(224,063)	$(475,446)
State income taxes—net of federal tax benefit	30,985	(64,560)
Other nondeductibles	5,291	6,221
Other	(58,023)	(14,380)

Income tax (benefit) expense	$(245,810)	$(548,165)

At September 30, 2010 and 2009, the Company had no material unrecognized tax benefits. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are fiscal years ending September 30, 2008, 2009 and 2010.
The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the years ended September 30, 2010 and 2009.

7.	COMMITMENTS AND CONTINGENCIES
Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a new lease with the partnership that expires in March 2013, which is classified as an operating lease and requires monthly rental payments of $17,070 which increase 1.65% every twelve months. Rental expense under the related party lease totaled $213,402 for fiscal 2010 and $209,938 for fiscal 2009, respectively. On the expiration date there is an option for an additional five-year term to be negotiated.
The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire on varying dates over the next five years.
Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2010, are as follows:

2011	$349,266
2012	335,288
2013	161,546
2014	19,355
2015	9,507
2016	1,584

Total	$876,546

Rental expense for all operating leases totaled $1,002,684 and $1,639,545 for the years ended September 2010 and 2009, respectively.
Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any litigation.
8.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN
The Company has a defined contribution 401(k) plan covering substantially all employees. The Company may make annual contributions at the discretion of the board of directors. In addition, the Company may match certain amounts of an employee’s contribution. Expenses relating to the defined contribution 401(k) plan totaled zero and $59,411 for fiscal 2010 and 2009, respectively. The Company has currently suspended contributions to the plan.
9.	STOCKHOLDERS’ EQUITY
Non-voting Common Stock and Preferred Stock—At September 30, 2010 and 2009, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.
Stock Repurchase Plan—On January 22, 2009, the Company’s Board of Directors approved a further extension of its February 2008 stock repurchase program through September 30, 2009 and an increase in the number of shares from 200,000 to 300,000. A total of 226,697 shares were purchased under the plan through September 30, 2009. There was no stock repurchase program in fiscal year 2010.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan, the (“2003 Plan”) reserves 300,000 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. During fiscal 2010, options to purchase 37,000 shares of voting common stock were granted. No options were issued in fiscal 2009 under the 2003 Plan.
The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal years 2010 and 2009, options to purchase 18,000 and 18,000 shares, respectively, of voting common stock were granted under the 2004 Plan.
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
For the years ended September 30, 2010 and 2009, the total stock compensation expense recognized by the Company was $76,807 and $46,796, respectively. There was $45,840 of unrecognized compensation cost as of September 30, 2010, which will be recognized over a remaining weighted average period of one to three years.

A summary of the stock option activity under the Company’s share-based compensation plans for the years ended September 30, 2010 and 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at September 30, 2008	323,150	$6.62
New grants	18,000	3.98
Exercised	—	—
Forfeited or expired	(44,500)	6.67

Outstanding at September 30, 2009	296,650	$6.46
New grants	55,000	3.55
Exercised	—	—
Forfeited or expired	(9,000)	10.00

Outstanding at September 30, 2010	342,650	$5.90	5.0	$7,500

Exercisable at September 30, 2010	292,700	$6.21	4.3	$0

The weighted average grant date fair value of options granted during fiscal 2010 and 2009 was estimated at $2.43, and $1.74 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2010 and 2009:

	2010	2009

Risk-free interest rate	0.63%	0.90%
Expected volatility	124.9%	113.7%
Dividend yield	0.0%	0.0%
Expected option life, standard option (years)	2.7	2.0
In fiscal 2010 and 2009, no employee stock options were exercised. The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $3.43 on the last business day of the year ended September 30, 2010. The realized tax benefit is recognized, when material, as an increase to additional paid-in capital or a decrease to income tax expense with an offset to deferred tax assets, depending on the accumulation of windfalls and shortfalls.
10.	RELATED-PARTY TRANSACTIONS
The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. Consulting expense was $429,652 and $409,192 for fiscal 2010 and 2009, respectively.
As discussed in footnote 7 “Commitments and Contingencies,” the Company leases facilities from a partnership composed of current and former stockholders.

11.	MAJOR CUSTOMER AND SEGMENT INFORMATION
Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements, accounted for the following percentage of total sales:

	2010	2009

Contract Manufacturing segment
Customer A	30%	35%
Customer B	20%	25%
The current manufacturing contract with Customer A expires April 2012 and the current manufacturing contract with Customer B expires June 2013.

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

	Contract	Business	Corporate
Fiscal 2010	Manufacturing	Imaging	and Other	Consolidated

Net sales	$66,237,969	$24,375,882	$—	$90,613,851

Gross profit	2,882,747	2,023,906	—	4,906,653

Operating income (loss)	1,287,323	751,190	(2,547,506)	(508,993)

Depreciation and amortization expense	2,548,270	165,131	2,012	2,715,413

Capital expenditures	2,027,701	86,105	—	2,113,806

Assets:
Inventories	$11,096,525	$3,233,332	$—	$14,329,857
Property, plant, and equipment—net	16,798,025	1,839,374	2,864	18,640,263
Accounts receivable and other (including goodwill)	15,333,831	6,246,288	524,874	22,104,993

Total assets	$43,228,381	$11,318,994	$527,738	$55,075,113

	Contract	Business	Corporate
Fiscal 2009	Manufacturing	Imaging	and Other	Consolidated

Net sales	$63,901,520	$22,874,244	$—	$86,775,764

Gross profit	2,360,286	1,426,739	—	3,787,025

Operating income (loss)	1,049,200	145,266	(2,496,252)	(1,301,786)

Depreciation and amortization expense	2,198,440	207,045	2,374	2,407,859

Capital expenditures	2,228,576	34,972	—	2,263,548

Assets:
Inventories—net	$8,642,397	$2,002,771	$—	$10,645,168
Property, plant, and equipment—net	15,969,177	1,918,400	4,876	17,892,453
Accounts receivable and other (including goodwill)	12,334,332	6,200,035	1,118,581	19,652,948

Total assets	$36,945,906	$10,121,206	$1,123,457	$48,190,569