Form 10-Q
period 2010-12-31
TUFCO TECHNOLOGIES INC
filed 2011-02-14
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2011

Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2010	2010
Assets

CURRENT ASSETS:
Cash	$6,842	$7,899
Accounts receivable-net	13,350,519	14,211,275
Inventories-net	17,410,815	14,329,857
Prepaid expenses and other current assets	363,731	157,269
Income taxes receivable	16,343	16,430
Deferred income taxes	364,680	364,680

Total current assets	31,512,930	29,087,410

PROPERTY, PLANT AND EQUIPMENT-Net	18,308,721	18,640,263
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	136,411	135,865

TOTAL	$57,169,637	$55,075,113

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Revolving line of credit	$6,645,701	$4,476,736
Current portion of note payable	248,110	244,577
Accounts payable	10,304,131	9,974,560
Accrued payroll, vacation and payroll taxes	541,706	554,967
Other current liabilities	382,831	435,167

Total current liabilities	18,122,479	15,686,007

LONG-TERM PORTION OF NOTE PAYABLE	963,598	1,026,966

DEFERRED INCOME TAXES	2,151,051	2,257,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value - 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,503,472	25,497,814
Retained earnings	12,539,407	12,717,625
Treasury stock — 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	35,932,509	36,105,069

TOTAL	$57,169,637	$55,075,113

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2010	2009
NET SALES	$24,161,110	$20,042,056
COST OF SALES	23,058,234	18,997,829

GROSS PROFIT	1,102,876	1,044,227

OPERATING EXPENSES:
Selling, general & administrative	1,339,916	1,276,798

OPERATING LOSS	(237,040)	(232,571)
OTHER (EXPENSE) INCOME:
Interest expense	(64,365)	(22,531)
Interest income and other income	17,166	15,387

LOSS BEFORE INCOME TAXES	(284,239)	(239,715)
INCOME TAX BENEFIT	(106,021)	(89,413)

NET LOSS	$(178,218)	$(150,302)

BASIC LOSS PER SHARE:
Net Loss	$(0.04)	$(0.03)

DILUTED LOSS PER SHARE:
Net Loss	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947
Diluted	4,308,947	4,308,947
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(178,218)	$(150,302)

Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	715,875	672,674
Deferred income taxes	(106,020)	(2,369)
Stock-based compensation expense	5,658	6,349

Changes in operating working capital:
Accounts receivable	860,756	(28,854)
Inventories	(3,080,958)	(2,160,167)
Prepaid expenses and other assets	(207,008)	(297,703)
Accounts payable	212,913	878,821
Accrued and other current liabilities	(65,597)	10,167
Income taxes receivable	87	(89,045)

Net cash used in operating activities	(1,842,512)	(1,160,429)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(267,675)	(1,177,971)

Net cash used in investing activities	(267,675)	(1,177,971)

FINANCING ACTIVITIES
Net borrowings of revolving debt	2,168,965	2,340,879
Principal payments on note payable	(59,835)	—

Net cash provided by financing activities	2,109,130	2,340,879

NET (DECREASE) INCREASE IN CASH	(1,057)	2,479

CASH:
Beginning of period	7,899	4,092

End of period	$6,842	$6,571

NONCASH SUPPLEMENTAL INFORMATION:

Change in construction payable	$116,658	$54,663

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2010 and 2009
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month period ended December 31, 2010 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2010 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2010 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010.
2.	Financial Instruments
Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates and comparable borrowing costs for equipment loans.
3.	Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. During the three months ended December 31, 2010 and 2009, options to purchase 331,150 and 310,650 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.
4.	Inventories
Inventories consist of the following:

	December 31,	September 30,
	2010	2010
Raw materials	$13,386,786	$11,368,089
Finished goods	4,024,029	2,961,768

Total inventories	$17,410,815	$14,329,857

Notes to condensed consolidated financial statements—(continued)
5.	Goodwill
As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. In determining the fair values of the reporting units, the Company was required to make certain assumptions and cannot predict what future events may occur that could adversely affect the reported value of its goodwill. Management noted no indicators of impairment during the three months ended December 31, 2010 to indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline.
6.	Revolving Line of Credit and Note Payable
On March 15, 2010, the Company entered into an $8.0 million amended and restated unsecured revolving line of credit facility with a termination date of January 31, 2011. On December 28, 2010, the Company further amended its credit agreement to increase the revolving credit availability from $8.0 million to $10.0 million, extend its termination date to January 31, 2012 and modify the required levels of after tax net income (or loss) under its financial covenants for periods commencing December 31, 2010 and thereafter. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels.
As of December 31, 2010, the Company had approximately $3.4 million available and $6.6 million outstanding under its revolving credit line pursuant to its credit agreement.
7.	Stock Based Compensation
During the three months ended December 31, 2009 employees of Tufco Technologies Inc. received discretionary grants on November 30, 2009 to acquire 14,000 shares of common stock under Tufco’s 2003 Non-Qualified Stock Option Plan at an exercise price of $3.19 per share, the closing price of the Company’s common stock on the Nasdaq market as of that date. The grant date fair value of these options was estimated at $2.26 using the Black-Sholes option-pricing model with the following assumptions: risk-free interest rate of 0.67%, expected volatility of 121.4%, no dividend yield and an expected life of three years. No options were granted to employees during the three months ended December 31, 2010.
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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
December 31, 2010	Manufacturing	Imaging	and Other	Consolidated
Net sales	$18,596,760	$5,564,350	$—	$24,161,110

Gross profit	815,935	286,941	—	1,102,876

Operating income (loss)	417,093	(6,960)	(647,173)	(237,040)

Depreciation and amortization expense	685,737	29,938	200	715,875

Capital expenditures	142,500	125,175	—	267,675

Three Months Ended	Contract	Business	Corporate
December 31, 2009	Manufacturing	Imaging	and Other	Consolidated
Net sales	$13,947,418	$6,094,638	$—	$20,042,056

Gross profit	678,243	365,984	—	1,044,227

Operating income (loss)	322,919	64,073	(619,563)	(232,571)

Depreciation and amortization expense	619,680	52,401	593	672,674

Capital expenditures	1,146,158	31,813	—	1,177,971

	Contract	Business	Corporate
December 31, 2010	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$13,526,436	$3,884,379	$—	$17,410,815
Property, plant and equipment-net	16,368,170	1,937,887	2,664	18,308,721
Accounts receivable and other (including goodwill)	14,861,637	6,064,188	524,276	21,450,101

Total assets	$44,756,243	$11,886,454	$526,940	$57,169,637

	Contract	Business	Corporate
September 30, 2010	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$11,096,525	$3,233,332	$—	$14,329,857
Property, plant and equipment-net	16,798,025	1,839,374	2,864	18,640,263
Accounts receivable and other (including goodwill)	15,333,831	6,246,288	524,874	22,104,993

Total assets	$43,228,381	$11,318,994	$527,738	$55,075,113

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2011 results in comparison to fiscal 2010 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the current economic downturn, the Company’s ability to refinance or replace its line of credit, which expires January 31, 2012, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, including its canister line introduced in fiscal 2009, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
General Information:
Tufco is a leader in providing diversified contract wet and dry wipes converting and printing, as well as specialty printing services and business imaging products. The Company’s business strategy is to continue to place its converting at the leading edge of existing and emerging growth opportunities. The Company works closely with its customers to develop products or perform services which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.
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
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended			Period-to-Period
	December 31,			Change
	2010	2009		$	%
Net Sales	$24,161		$20,042	$4,119	21%

Gross Profit	1,103		1,044	59	6%
	4.6%		5.2%

Operating Expenses	1,340		1,277	63	5%
	5.5%		6.4%

Operating Loss	(237)		(233)	(4)	2%
	(1.0%)		(1.2%)

Interest and Other-Net	47		7	40	NM
	0.2%		0.0%

Loss Before Income Taxes	(284)		(240)	(44)	18%
	(1.2%)		(1.2%)

Income Tax Benefit	(106)		(90)	(16)	18%
	(0.4%)		(0.4%)

Net Loss	$(178)	$	(l50)	(28)	19%
	(0.7%)		(0.7%)

Basic and Diluted Loss per Share	$(0.04)		$(0.03)

NM	= Not Meaningful

	Three Months Ended
	December 31,
	2010		2009
		% of		% of	Period-to-Period Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$18,597	77%	$13,947	70%	$4,650	33%
Business Imaging paper products	5,564	23%	6,095	30%	(531)	(9%)

Net Sales	$24,161	100%	$20,042	100%	$4,119	21%

	2010		2009
		Margin		% of	Period-to-Period Change
	Amount	%	Amount	Total	$	%
Gross Profit
Contract Manufacturing and printing	$816	4%	$678	5%	$138	20%
Business Imaging paper products	287	5%	366	6%	(79)	(22%)

Gross Profit	$1,103	5%	$1,044	5%	$59	6%

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $4.1 million (21%) to $24.2 million in the first quarter of fiscal 2011, when compared to the same period last year. This was due to an increase of $4.6 million (33%) in the Contract Manufacturing segment partially offset by a decrease of $0.5 million (9%) in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 21% of the Company’s total net sales in the first quarter of fiscal 2011 compared to 21% for the same period in fiscal 2010. The other significant customer accounted for 38% of the Company’s total net sales in the first quarter of fiscal 2011 compared to 25% for the same period in fiscal 2010.
In Contract Manufacturing, though it is showing significant sales growth, that number is impacted as the segment’s product mix has a larger materials content and the pass through of these material costs, while increasing sales, does not increase profitability. The Company does see demand increasing in Contract Manufacturing from both existing customers and new customers. Its expanded product and service offerings as well as its targeted new market channels are showing positive results. In Business Imaging, the segment is concentrating on, and executing the expansion of its customer base. The segment is seeing an increase in paper pricing coupled with competitive supply increases, creating pricing pressure in the face of higher cost. Both segments have been affected by the overall slowdown in the economic environment.
Gross Profit:
Consolidated gross profit increased $59,000 (6%) for the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010. This was due to an increase of $138,000 (20%) in the Contract Manufacturing segment, which was partially offset by a decrease of $79,000 (22%) in the Business Imaging segment.
In Contract Manufacturing, the increase in gross profit in the first quarter of fiscal 2011 was primarily due to the increase in sales mentioned above. In Business Imaging, the decrease in gross profit for the first three months of fiscal 2011 was largely due to the decrease in sales volume combined with a slight increase in material costs. The effect of the overall economic slowdown had a negative impact on both segments.
Operating Expenses:
Selling, general and administrative expenses increased $63,000 (5%) for the first quarter of fiscal 2011 when compared to the same period in fiscal 2010 as a result of additional sales personnel and marketing initiatives.
Interest Expense and Other Income (Expense) net:
Interest expense increased $42,000 to $64,000 for the first quarter of fiscal 2011 compared to the same period in fiscal 2010 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line and obtaining a note payable to fund a portion of its increased working capital and equipment needs.
Net Income:
The Company reported a net loss of $178,000 [per share: $(0.04) basic and diluted] for the first quarter of fiscal 2011, versus a net loss of $150,000 [per share: $(0.03) basic and diluted] for the same period in fiscal 2010. The income tax benefit represents a net operating loss carryforward that the Company expects to realize in the future.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Liquidity and Capital Resources:
Cash flows used in operations were $1.8 million through the first three months of fiscal 2011, compared to cash used in operations of $1.2 million for the same period last year. Accounts receivable decreased $0.9 million for the first three months of fiscal 2011 while accounts payable increased $0.2 million in the first three months of fiscal 2011 compared to the same period last year, largely due to an increase in materials purchased. Inventories increased $3.1 million, primarily in support of upcoming new product offerings by our customers, promotional runs and purchases in advance of anticipated significant raw material price increases. Depreciation was $0.7 million for the first three months of fiscal 2011.
Net cash used in investing activities was $0.3 million for the first three months of fiscal 2011, primarily related to capital expenditures to support ongoing operational needs.
Net cash provided by financing activities was $2.1 million for the first three months of fiscal 2011, consisting of $2.2 million related to the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2010, cash recorded on the balance sheet was $6,842.
On March 15, 2010, the Company entered into an $8.0 million amended and restated unsecured revolving line of credit facility with a termination date of January 31, 2011. On December 28, 2010, the Company further amended its credit agreement to increase the revolving credit availability from $8.0 million to $10.0 million, extend its termination date to January 31, 2012 and modify the required levels of after tax net income (or loss) under its financial covenants for periods commencing December 31, 2010 and thereafter. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of ..50% per annum on the unused portion of the facility.
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels. As of December 31, 2010, the Company was in compliance with all of its covenants under the credit agreement, as amended.
As of February 11, 2011, the Company had approximately $3.1 million available and $6.9 million outstanding under its revolving credit line pursuant to its credit agreement, as amended.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of December 31, 2010 and any budgeted capital expenditures, assuming the Company meets its business plan.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2010.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TUFCO TECHNOLOGIES, INC.
Date: February 14, 2011	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: February 14, 2011	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer