Form 10-Q
period 2011-03-31
TUFCO TECHNOLOGIES INC
filed 2011-05-13
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2011

Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2011	2010
Assets
CURRENT ASSETS:
Cash	$7,547	$7,899
Accounts receivable-net	12,571,920	14,211,275
Inventories-net	18,050,107	14,329,857
Prepaid expenses and other current assets	257,700	157,269
Income taxes receivable	16,343	16,430
Deferred income taxes	364,680	364,680

Total current assets	31,268,297	29,087,410

PROPERTY, PLANT AND EQUIPMENT-Net	18,072,984	18,640,263
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	136,956	135,865

TOTAL	$56,689,812	$55,075,113

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Revolving line of credit	$6,141,032	$4,476,736
Current portion of note payable	251,694	244,577
Accounts payable	9,832,069	9,974,560
Accrued payroll, vacation and payroll taxes	737,097	554,967
Other current liabilities	541,623	435,167

Total current liabilities	17,503,515	15,686,007

LONG-TERM PORTION OF NOTE PAYABLE	899,315	1,026,966

DEFERRED INCOME TAXES	2,223,561	2,257,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value - 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,509,130	25,497,814
Retained earnings	12,664,661	12,717,625
Treasury stock - 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,063,421	36,105,069

TOTAL	$56,689,812	$55,075,113

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2011	2010	2011	2010

NET SALES	$28,611,305	$20,874,663	$52,772,415	$40,916,719
COST OF SALES	26,885,917	19,854,574	49,944,150	38,852,403

GROSS PROFIT	1,725,388	1,020,089	2,828,265	2,064,316

OPERATING EXPENSES:
Selling, general & administrative	1,488,842	1,356,737	2,828,759	2,633,535

OPERATING INCOME (LOSS)	236,546	(336,648)	(494)	(569,219)
OTHER (EXPENSE) INCOME:
Interest expense	(67,900)	(34,085)	(132,265)	(56,616)
Interest income and other income	31,122	84	48,287	15,471

INCOME (LOSS) BEFORE INCOME TAXES	199,768	(370,649)	(84,472)	(610,364)
INCOME TAX EXPENSE (BENEFIT)	74,513	(138,252)	(31,508)	(227,665)

NET INCOME (LOSS)	$125,255	$(232,397)	$(52,964)	$(382,699)

BASIC INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.03	$(0.05)	$(0.01)	$(0.09)

DILUTED INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.03	$(0.05)	$(0.01)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947	4,308,947	4,308,947
Diluted	4,309,609	4,308,947	4,308,947	4,308,947
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2011	2010

OPERATING ACTIVITIES

Net loss	$(52,964)	$(382,699)

Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	1,438,822	1,350,562
Deferred income taxes	(33,510)	(271,526)
Stock-based compensation expense	11,316	13,743
Changes in operating working capital:
Accounts receivable	1,639,355	(1,596,276)
Inventories	(3,720,250)	(1,981,612)
Prepaid expenses and other assets	(101,522)	(139,435)
Accounts payable	(204,506)	2,035,491
Accrued and other current liabilities	288,586	202,003
Income taxes receivable	87	—

Net cash used in operating activities	(734,586)	(769,749)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(809,528)	(1,487,204)

Net cash used in investing activities	(809,528)	(1,487,204)

FINANCING ACTIVITIES
Net borrowings of revolving debt	1,664,296	2,257,892
Principal payments of note payable	(120,534)	—

Net cash provided by financing activities	1,543,762	2,257,892

NET (DECREASE) INCREASE IN CASH	(352)	939

CASH:
Beginning of period	7,899	4,092

End of period	$7,547	$5,031

NONCASH SUPPLEMENTAL INFORMATION:

Change in construction payable	$62,015	$9,640

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and six months ended March 31, 2011 and 2010
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and six month periods ended March 31, 2011 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2010 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2010 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010.

2.	Financial Instruments

Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates plus a margin applicable to the credit risk associated with the revolving line of credit and comparable borrowing costs for equipment loans.

3.	Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 662 shares for the three months ended March 31, 2011. During the three months ended March 31, 2011 and 2010, options to purchase 294,625 and 296,650 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. During the six months ended March 31, 2011 and 2010, options to purchase 296,650 shares were excluded from the diluted earnings per share computation each period as the effects of including such options would have been anti-dilutive.

4.	Inventories
Inventories consist of the following:

	March 31,	September 30,
	2011	2010

Raw materials	$13,445,659	$11,368,089
Finished goods	4,604,448	2,961,768

Total inventories	$18,050,107	$14,329,857

Notes to condensed consolidated financial statements—(continued)
5.	Goodwill

As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. In determining the fair values of the reporting units, the Company was required to make certain assumptions and cannot predict what future events may occur that could adversely affect the reported value of its goodwill. Management noted no indicators of impairment during the three months ended March 31, 2011 to indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline.

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

As of March 31, 2011, the Company had approximately $3.9 million available and $6.1 million outstanding under its revolving credit line pursuant to its credit agreement.
7.	Segment Information

The Company operates in a single industry since it manufactures and distributes custom paper-based and nonwoven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company does, however, separate its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Corporate costs, such as interest income, interest expense and income tax expense (benefit) are recorded under the Corporate and Other segment. Such market segment information is summarized below. The Contract Manufacturing segment provides services to multinational consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

Substantially all of the Company’s revenues are attributed to domestic external customers. There are no long-lived assets located outside of the United States.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2011	Manufacturing	Imaging	and Other	Consolidated

Net sales	$22,351,204	$6,260,101	$—	$28,611,305

Gross profit	1,379,321	346,067	—	1,725,388

Operating income (loss)	940,107	3,868	(707,429)	236,546

Depreciation and amortization expense	693,329	29,495	123	722,947

Capital expenditures	438,167	103,686	—	541,853

Three Months Ended	Contract	Business	Corporate
March 31, 2010	Manufacturing	Imaging	and Other	Consolidated

Net sales	$15,180,951	$5,693,712	$—	$20,874,663

Gross profit	500,678	519,411	—	1,020,089

Operating income (loss)	110,110	186,850	(633,608)	(336,648)

Depreciation and amortization expense	626,429	50,877	582	677,888

Capital expenditures	292,267	16,966	—	309,233

Six Months Ended	Contract	Business	Corporate
March 31, 2011	Manufacturing	Imaging	And Other	Consolidated

Net sales	$40,947,964	$11,824,451	$—	$52,772,415

Gross profit	2,195,257	633,008	—	2,828,265

Operating income (loss)	1,357,200	(3,092)	(1,354,602)	(494)

Depreciation and amortization expense	1,379,065	59,435	322	1,438,822

Capital expenditures	580,667	228,861	—	809,528

Six Months Ended	Contract	Business	Corporate
March 31, 2010	Manufacturing	Imaging	And Other	Consolidated

Net sales	$29,128,370	$11,788,349	$—	$40,916,719

Gross profit	1,178,920	885,396	—	2,064,316

Operating income (loss)	433,029	250,923	(1,253,171)	(569,219)

Depreciation and amortization expense	1,246,109	103,278	1,175	1,350,562

Capital expenditures	1,438,425	48,779	—	1,487,204

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
March 31, 2011	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$14,770,696	$3,279,411	$—	$18,050,107
Property, plant and equipment-net	16,058,033	2,012,409	2,542	18,072,984
Accounts receivable and other (including goodwill)	14,146,801	5,894,394	525,526	20,566,721

Total assets	$44,975,530	$11,186,214	$528,068	$56,689,812

	Contract	Business	Corporate
September 30, 2010	Manufacturing	Imaging	and Other	Consolidated

Assets:
Inventories-net	$11,096,525	$3,233,332	$—	$14,329,857
Property, plant and equipment-net	16,798,025	1,839,374	2,864	18,640,263
Accounts receivable and other (including goodwill)	15,333,831	6,246,288	524,874	22,104,993

Total assets	$43,228,381	$11,318,994	$527,738	$55,075,113

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2011 results in comparison to fiscal 2010 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the slow economic recovery from the recent economic downturn, the Company’s ability to refinance or replace its line of credit, which expires January 31, 2012, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses including labor and waste costs in relation to net sales, the Company’s ability to increase sales and earnings as a result of new projects, the Company’s ability to successfully install new equipment on a timely basis, the Company’s ability to continue to produce new products, the Company’s ability to continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
General Information:
Tufco is a leader in providing diversified contract wet and dry wipes converting, as well as specialty printing services and business imaging products. The Company works closely with its customers to develop products or perform services which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.
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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2011	2010	$	%	2011	2010	$	%

Net Sales	$28,611	$20,875	$7,736	37%	$52,772	$40,917	$11,855	29%

Gross Profit	1,725	1,020	705	69%	2,828	2,064	764	37%
	6.0%	4.9%			5.4%	5.0%

Operating Expenses	1,489	1,357	132	10%	2,829	2,634	195	7%
	5.2%	6.5%			5.4%	6.4%

Operating Income (Loss)	237	(337)	574	NM	(1)	(569)	568	NM
	0.8%	(1.6%)			0.0%	(1.4%)

Interest and Other-Net	37	34	3	9%	84	41	43	NM
	0.1%	0.2%			0.2%	0.1%

Income (Loss) Before Income Taxes	200	(371)	571	NM	(84)	(610)	526	(86%)
	0.7%	(1.8%)			(0.2%)	(1.5%)

Income Tax Expense (Benefit)	75	(138)	213	NM	(31)	(228)	197	(86%)
	0.3%	(0.7%)			(0.1%)	(0.6%)

Net Income (Loss)	$125	$(232)	357	NM	$(53)	$(383)	330	(86%)
	0.4%	(1.1%)			(0.1%)	(0.9%)

Basic and Diluted Income (Loss) Per Share	$0.03	$(0.05)			$(0.01)	$(0.09)

NM	=	Not Meaningful

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	March 31,
	2011		2010		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$22,351	78%	$15,181	73%	$7,170	47%
Business Imaging paper products	6,260	22	5,694	27	566	10%

Net Sales	$28,611	100%	$20,875	100%	$7,736	37%

	2011		2010		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,379	6%	$501	3%	$878	175%
Business Imaging paper products	346	6%	519	9%	(173)	(33%)

Gross Profit	$1,725	6%	$1,020	5%	$705	69%

	Six Months Ended
	March 31,
	2011		2010		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$40,948	78%	$29,129	71%	$11,819	41%
Business Imaging paper products	11,824	22	11,788	29	36	0%

Net Sales	$52,772	100%	$40,917	100%	$11,855	29%

	2011		2010		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$2,195	5%	$1,179	4%	$1,016	86%
Business Imaging paper products	633	5%	885	8%	(252)	(28%)

Gross Profit	$2,828	5%	$2,064	5%	$764	37%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $7.7 million (37%) to $28.6 million in the second quarter of fiscal 2011, when compared to the same period last year. This was due to an increase of $7.2 million (47%) in the Contract Manufacturing segment and an increase of $0.5 million (10%) in the Business Imaging segment.
For the six months ended March 31, 2011, net sales increased $11.8 million (29%) when compared to the first six months of fiscal 2010. This was primarily due to an increase of $11.8 million (41%) in the Contract Manufacturing segment and a slight increase in the Business Imaging segment.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 19% of the Company’s total net sales in the second quarter of fiscal 2011 compared to 22% for the same period in fiscal 2010. This same customer accounted for 20% of the Company’s total net sales in the first six months of fiscal 2011, compared to 22% for the same period last year. The other significant customer accounted for 37% of the Company’s total net sales in the second quarter of fiscal 2011 compared to 31% for the same period in fiscal 2010. This customer accounted for 37% of the Company’s total net sales in the first six months of fiscal 2011 compared to 28% for the same period last year.
While profitability was restored in the second quarter, the sales volume increases the Company saw were dampened by pricing and cost pressures. The second quarter sales increase results from a combination of increased sales to existing customers and sales of new products to both existing and new customers. The Company expects overall continued profit improvement in the third quarter. The effect of the slow economic recovery from the recent economic downturn had a negative impact on both segments.
Gross Profit:
Consolidated gross profit increased $0.7 million (69%) for the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010. This was due to an increase of $0.9 million (175%) in the Contract Manufacturing segment and a decrease of $0.2 million (33%) in the Business Imaging segment.
For the six months ended March 31, 2011, gross profit increased $0.8 million (37%) when compared to the same period last year. This was due to an increase of $1.0 million (86%) in the Contract Manufacturing segment and a decrease of $0.2 million (28%) in the Business Imaging segment.
In Contract Manufacturing, the increase in gross profit for the three and six months was primarily due to the increase in sales mentioned above. In Business Imaging, the decrease in gross profit for the three and six months of fiscal 2011 was largely due to increased raw material prices and pricing pressures from competitors. The effect of the slow economic recovery from the recent economic downturn had a negative impact on both segments.
Operating Expenses:
Selling, general and administrative expenses increased $132,000 (10%) for the second quarter of fiscal 2011 when compared to the same period in fiscal 2010, and increased $195,000 (7%) when compared to the first six months of fiscal 2010 as a result of additional sales personnel and marketing initiatives.
Interest Expense and Other Income (Expense) net:
Interest expense increased $34,000 to $68,000 for the second quarter of fiscal 2011 when compared to the same period in fiscal 2010 and increased $75,000 to $132,000 for the first six months of fiscal 2011 when compared to the same period in fiscal 2010 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Income Tax Expense (Benefit):
Income tax expense for the second quarter of fiscal 2011 was $75,000, compared to an income tax benefit of $138,000 for the same period of fiscal 2010. For the first six months of fiscal 2011, the Company had an income tax benefit of $32,000 compared to an income tax benefit of $228,000 for the same period of fiscal 2010. The income tax expense recognized in the second quarter of fiscal 2011 was the result of increased profits. The income tax benefit for the first six months of 2011 resulted from a net operating loss carryforward.
Net Income:
The Company reported net income of $125,000 [per share: $0.03 basic and diluted] for the second quarter of fiscal 2011, versus a net loss of $232,000 [per share: $(0.05) basic and diluted] for the same period in fiscal 2010. For the six months ended March 31, 2011, the net loss was $53,000 [per share: $(0.01) basic and diluted] compared to a net loss of $383,000 [per share: $(0.09) basic and diluted] for the first six months of fiscal 2010.
Liquidity and Capital Resources:
Cash flows used in operations were $0.7 million through the first six months of fiscal 2011, compared to cash used in operations of $0.8 million for the same period last year. Accounts receivable decreased $1.6 million for the first six months of fiscal 2011 and accounts payable decreased $0.2 million in the first six months of fiscal 2011 compared to the same period last year. Inventories increased $3.7 million, primarily as a result of increased sales volume, customer forecasts, and price increases of raw materials being purchased. Depreciation was $1.4 million for the first six months of fiscal 2011.
Net cash used in investing activities was $0.8 million for the first six months of fiscal 2011, primarily related to capital expenditures to support ongoing operational needs.
Net cash provided by financing activities was $1.5 million for the first six months of fiscal 2011, consisting of $1.7 million related to the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of March 31, 2011, cash recorded on the balance sheet was $7,547.
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
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels. As of March 31, 2011, the Company was in compliance with all of its covenants under the credit agreement, as amended.
As of May 12, 2011, the Company had approximately $3.7 million available and $6.3 million outstanding under its revolving credit line pursuant to its credit agreement, as amended.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of March 31, 2011 and any budgeted capital expenditures, assuming the Company meets its business plan.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2011.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TUFCO TECHNOLOGIES, INC.
Date: May 13, 2011	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: May 13, 2011	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer