Form 10-Q
period 2011-06-30
TUFCO TECHNOLOGIES INC
filed 2011-08-12
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2011

Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements
TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2011	2010
Assets
CURRENT ASSETS:
Cash	$7,137	$7,899
Accounts receivable-net	12,594,218	14,211,275
Inventories-net	17,178,049	14,329,857
Prepaid expenses and other current assets	432,788	157,269
Income taxes receivable	16,343	16,430
Deferred income taxes	364,680	364,680

Total current assets	30,593,215	29,087,410

PROPERTY, PLANT AND EQUIPMENT-Net	17,704,679	18,640,263
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	247,091	135,865

TOTAL	$55,756,560	$55,075,113

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Revolving line of credit	$7,467,028	$4,476,736
Current portion of note payable	255,329	244,577
Accounts payable	7,904,697	9,974,560
Accrued payroll, vacation and payroll taxes	579,172	554,967
Other current liabilities	526,990	435,167

Total current liabilities	16,733,216	15,686,007

LONG-TERM PORTION OF NOTE PAYABLE	832,784	1,026,966

DEFERRED INCOME TAXES	2,176,828	2,257,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value - 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value — 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value — 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,526,586	25,497,814
Retained earnings	12,597,516	12,717,625
Treasury stock - 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,013,732	36,105,069

TOTAL	$55,756,560	$55,075,113

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES	$27,985,952	$24,354,879	$80,758,367	$65,271,598
COST OF SALES	26,591,816	23,057,635	76,535,966	61,910,038

GROSS PROFIT	1,394,136	1,297,244	4,222,401	3,361,560

OPERATING EXPENSES:
Selling, general & administrative	1,436,286	1,387,687	4,265,045	4,021,222

OPERATING LOSS	(42,150)	(90,443)	(42,644)	(659,662)
OTHER (EXPENSE) INCOME:
Interest expense	(65,883)	(48,711)	(198,148)	(105,327)
Interest income and other income	943	125	49,230	15,596

LOSS BEFORE INCOME TAXES	(107,090)	(139,029)	(191,562)	(749,393)
INCOME TAX BENEFIT	(39,945)	(51,858)	(71,453)	(279,523)

NET LOSS	$(67,145)	$(87,171)	$(120,109)	$(469,870)

BASIC LOSS PER SHARE:
Net Loss	$(0.02)	$(0.02)	$(0.03)	$(0.11)

DILUTED LOSS PER SHARE:
Net Loss	$(0.02)	$(0.02)	$(0.03)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947	4,308,947	4,308,947
Diluted	4,308,947	4,308,947	4,308,947	4,308,947
See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2011	2010
OPERATING ACTIVITIES

Net loss	$(120,109)	$(469,870)

Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	2,175,716	2,000,663
Deferred income taxes	(80,243)	(331,317)
Stock-based compensation expense	28,772	35,533
Changes in operating working capital:
Accounts receivable	1,617,057	(2,726,019)
Inventories	(2,848,192)	(3,134,953)
Prepaid expenses and other assets	(386,745)	(91,261)
Accounts payable	(2,077,736)	1,726,746
Accrued and other current liabilities	116,028	371,982
Income taxes receivable	87	34,806

Net cash used in operating activities	(1,575,365)	(2,583,690)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,232,259)	(1,761,359)

Net cash used in investing activities	(1,232,259)	(1,761,359)

FINANCING ACTIVITIES
Net borrowings of revolving debt	2,990,292	4,365,096
Principal payments on note payable	(183,430)	(19,474)

Net cash provided by financing activities	2,806,862	4,345,622

NET (DECREASE) INCREASE IN CASH	(762)	573

CASH:
Beginning of period	7,899	4,092

End of period	$7,137	$4,665

NONCASH SUPPLEMENTAL INFORMATION:

Note payable incurred for the purchase of equipment	$—	$1,350,000
Change in construction payable	$7,873	$29,792

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months and nine months ended June 30, 2011 and 2010
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and nine month periods ended June 30, 2011 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2010 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at September 30, 2010 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010.
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
Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. During the three months ended June 30, 2011 and 2010, options to purchase 275,000 and 314,650 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. During the nine months ended June 30, 2011 and 2010, options to purchase 293,000 and 319,650 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.
4.	Inventories
Inventories consist of the following:

	June 30,	September 30,
	2011	2010

Raw materials	$13,796,611	$11,368,089
Finished goods	3,381,438	2,961,768

Total inventories	$17,178,049	$14,329,857

Notes to condensed consolidated financial statements—(continued)
5.	Goodwill
As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit for the three months and nine months ended June 30, 2011. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. For example, lower than expected growth or margins or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units. At the annual measurement date of June 30, 2011, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 96%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 6% at June 30, 2011. The current discount rate would need to increase by 5.4% for Contract Manufacturing and increase by 0.5% for Business Imaging before the Company would be required to proceed to Step 2. The results of the Business Imaging test reflect an increase in paper costs during 2011 that the segment has not been able to pass on, which management believes is temporary.
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
On March 15, 2010, the Company entered into an $8.0 million amended and restated unsecured revolving line of credit facility with a termination date of January 31, 2011. On December 28, 2010, the Company further amended its credit agreement to increase the revolving credit availability from $8.0 million to $10.0 million, extend its termination date to January 31, 2012 and modify the required levels of after tax net income (or loss) under its financial covenants for periods commencing December 31, 2010 and thereafter. On June 30, 2011, the Company entered into a Second Amendment to its credit facility. Pursuant to the amendment, the Company received relief under a financial covenant. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. Borrowings under the amended credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels.
As of June 30, 2011, the Company had approximately $2.5 million available and $7.5 million outstanding under its revolving credit line pursuant to its credit agreement.

Notes to condensed consolidated financial statements—(continued)
7.	Stock Based Compensation
During the three months ended June 30, 2011, Messrs. Robert J. Simon, Samuel J. Bero, C. Hamilton Davison, Brian Kelly, Richard M. Segel and William R. Ziemendorf, in conjunction with their re-election to serve on the Tufco Technologies, Inc. Board of Directors, each received a grant on May 26, 2011 to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $3.53 per share, the closing price of the Company’s common stock on the NASDAQ Capital Market as of that date. The grant date fair value of these options was estimated at $2.20 using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.48%, expected volatility of 124.9%, no dividend yield and an expected life of two years.
8.	Segment Information
The Company manufactures and distributes custom paper-based and nonwoven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company separates its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Corporate costs, such as interest income, interest expense and income tax (benefit) expense are recorded under the Corporate and Other segment. Such market segment information is summarized below. The Contract Manufacturing segment provides services to multinational consumer products companies while the Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.
Substantially all of the Company’s revenues are attributed to domestic external customers. There are no long-lived assets located outside of the United States.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
June 30, 2011	Manufacturing	Imaging	and Other	Consolidated

Net sales	$21,566,135	$6,419,817	$—	$27,985,952

Gross profit	1,070,618	323,518	—	1,394,136

Operating income (loss)	659,643	6,668	(708,461)	(42,150)

Depreciation and amortization expense	702,308	34,463	123	736,894

Capital expenditures	313,042	109,689	—	422,731

Three Months Ended	Contract	Business	Corporate
June 30, 2010	Manufacturing	Imaging	and Other	Consolidated

Net sales	$17,979,347	$6,375,532	$—	$24,354,879

Gross profit	716,907	580,337	—	1,297,244

Operating income (loss)	289,081	254,114	(633,638)	(90,443)

Depreciation and amortization expense	618,344	31,338	419	650,101

Capital expenditures	253,089	21,066	—	274,155

Nine Months Ended	Contract	Business	Corporate
June 30, 2011	Manufacturing	Imaging	and Other	Consolidated

Net sales	$62,514,099	$18,244,268	$—	$80,758,367

Gross profit	3,265,876	956,525	—	4,222,401

Operating income (loss)	2,016,844	3,576	(2,063,064)	(42,644)

Depreciation and amortization expense	2,081,374	93,897	445	2,175,716

Capital expenditures	893,709	338,550	—	1,232,259

Nine Months Ended	Contract	Business	Corporate
June 30, 2010	Manufacturing	Imaging	and Other	Consolidated

Net sales	$47,107,717	$18,163,881	$—	$65,271,598

Gross profit	1,895,826	1,465,734	—	3,361,560

Operating income (loss)	722,111	505,037	(1,886,810)	(659,662)

Depreciation and amortization expense	1,864,453	134,616	1,594	2,000,663

Capital expenditures	1,691,514	69,845	—	1,761,359

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
June 30, 2011	Manufacturing	Imaging	and Other	Consolidated

Assets:
Inventories-net	$13,879,396	$3,298,653	$—	$17,178,049
Property, plant and equipment-net	15,618,233	2,084,027	2,419	17,704,679
Accounts receivable and other (including goodwill)	14,415,388	5,823,193	635,251	20,873,832

Total assets	$43,913,017	$11,205,873	$637,670	$55,756,560

	Contract	Business	Corporate
September 30, 2010	Manufacturing	Imaging	and Other	Consolidated

Assets:
Inventories-net	$11,096,525	$3,233,332	$—	$14,329,857
Property, plant and equipment-net	16,798,025	1,839,374	2,864	18,640,263
Accounts receivable and other (including goodwill)	15,333,831	6,246,288	524,874	22,104,993

Total assets	$43,228,381	$11,318,994	$527,738	$55,075,113

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued
Results of Operations:
Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%

Net Sales	$27,986	$24,355	$3,631	15%	$80,758	$65,272	$15,486	24%

Gross Profit	1,394	1,297	97	7%	4,222	3,362	860	26%
	5.0%	5.3%			5.2%	5.2%

Operating Expenses	1,436	1,388	48	3%	4,265	4,021	244	6%
	5.1%	5.7%			5.3%	6.2%

Operating Loss	(42)	(90)	48	(53%)	(43)	(660)	617	(93%)
	(0.2%)	(0.4%)			(0.1%)	(1.0%)

Interest and Other-Net	65	49	16	33%	149	90	59	66%
	0.2%	0.2%			0.2%	0.1%

Loss Before Income Taxes	(107)	(139)	32	(23%)	(192)	(749)	557	(74%)
	(0.4%)	(0.6%)			(0.2%)	(1.1%)

Income Tax Benefit	(40)	(52)	12	(23%)	(71)	(280)	209	(75%)
	(0.1%)	(0.2%)			(0.1%)	(0.4%)

Net Loss	$(67)	$(87)	20	(23%)	$(120)	$(470)	350	(74%)
	(0.2%)	(0.4%)			(0.1%)	(0.7%)

Basic and Diluted Loss Per Share	$(0.02)	$(0.02)			$(0.03)	$(0.11)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	June 30,
	2011		2010		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$21,566	77%	$17,979	74%	$3,587	20%
Business Imaging paper products	6,420	23	6,376	26	44	1%

Net Sales	$27,986	100%	$24,355	100%	$3,631	15%

	2011		2010		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$1,071	5%	$717	4%	$354	49%
Business Imaging paper products	323	5%	580	9%	(257)	(44%)

Gross Profit	$1,394	5%	$1,297	5%	$97	7%

	Nine Months Ended
	June 30,
	2011		2010		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$62,514	77%	$47,108	72%	$15,406	33%
Business Imaging paper products	18,244	23	18,164	28	80	0.4%

Net Sales	$80,758	100%	$65,272	100%	$15,486	24%

	2011		2010		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$3,266	5%	$1,896	4%	$1,370	72%
Business Imaging paper products	956	5%	1,466	8%	(510)	(35%)

Gross Profit	$4,222	5%	$3,362	5%	$860	26%

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Net Sales:
Consolidated net sales increased $3.6 million (15%) to $28.0 million in the third quarter of fiscal 2011, when compared to the same period last year. This was primarily due to an increase of $3.6 million (20%) in the Contract Manufacturing segment and a slight increase of $44,000 (1%) in the Business Imaging segment.
For the nine months ended June 30, 2011, net sales increased $15.5 million (24%) when compared to the first nine months of fiscal 2010. This was primarily due to an increase of $15.4 million (33%) in the Contract Manufacturing segment and a slight increase of $80,000 (0.4%) in the Business Imaging segment.
In Contract Manufacturing, the increase in revenues for the three and nine months ended June 30, 2011, was primarily due to increased sales from both new and existing customers.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 18% of the Company’s total net sales in the third quarter of fiscal 2011 compared to 20% for the same period in fiscal 2010. This same customer accounted for 19% of the Company’s total net sales in the first nine months of fiscal 2011, compared to 21% for the same period last year. The other significant customer accounted for 28% of the Company’s total net sales in the third quarter of fiscal 2011 compared to 29% for the same period in fiscal 2010. This customer accounted for 34% of the Company’s total net sales in the first nine months of fiscal 2011 compared to 29% for the same period last year.
Gross Profit:
Consolidated gross profit increased $0.1 million (7%) for the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010. This was due to an increase of $0.4 million (49%) in the Contract Manufacturing segment and a decrease of $0.3 million (44%) in the Business Imaging segment.
For the nine months ended June 30, 2011, gross profit increased $0.9 million (26%) when compared to the same period last year. This was due to an increase of $1.4 million (72%) in the Contract Manufacturing segment and a decrease of $0.5 million (35%) in the Business Imaging segment.
The Company’s Contract Manufacturing operation has reported increased margins and improved gross profit for both the quarter and year to date. The Company’s Business Imaging operation has reported flat sales, decreased margins and decreased gross profit, for both the quarter and year to date, due to an inability to pass on paper cost increases through sales price increases. The Company continues to focus on increasing sales and reducing costs.
As more fully described in Note 5 to the condensed consolidated financial statements, the Company tested for goodwill impairment as of June 30, 2011 for both Contract Manufacturing and Business Imaging reporting units. The estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 96%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 6% at June 30, 2011. The current discount rate would need to increase by 5.4% for Contract Manufacturing and increase by 0.5% for Business Imaging before the Company would be required to proceed to Step 2. The results of the Business Imaging test reflect the decrease in gross profit during 2011, which management believes is temporary. Lower than expected growth or margins in the future may suggest that an impairment has occurred. For the three and nine months ended June 30, 2011, there were no changes in the carrying amount of goodwill in either Contract Manufacturing or Business Imaging.
Operating Expenses:
Selling, general and administrative expenses increased $48,000 (3%) for the third quarter of fiscal 2011 when compared to the same period in fiscal 2010, and increased $244,000 (6%) when compared to the first nine months of fiscal 2010 as a result of increased expenses related to additional sales personnel, employment cost, outside Management Information Systems services and reserves for bad debt.
Interest Expense and Other Income (Expense) net:
Interest expense increased $17,000 to $66,000 for the third quarter of fiscal 2011 when compared to the same period in fiscal 2010 and increased $93,000 to $198,000 for the first nine months of fiscal 2011 when compared to the same period in fiscal 2010 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Income Tax Benefit:
Income tax benefit for the third quarter of fiscal 2011 was $40,000, compared to an income tax benefit of $52,000 for the same period of fiscal 2010. For the first nine months of fiscal 2011, the Company had an income tax benefit of $71,000 compared to an income tax benefit of $280,000 for the same period of fiscal 2010. The income tax benefit for the first nine months of 2011 represents a net operating loss carryforward that the Company expects to realize in the future.
Net Income:
The Company reported a net loss of $67,000 [per share: $(0.02) basic and diluted] for the third quarter of fiscal 2011, versus a net loss of $87,000 [per share: $(0.02) basic and diluted] for the same period in fiscal 2010. For the nine months ended June 30, 2011, the net loss was $120,000 [per share: $($0.03) basic and diluted] compared to a net loss of $470,000 [per share: $(0.11) basic and diluted] for the first nine months of fiscal 2010.
Liquidity and Capital Resources:
Cash flows used in operations were $1.6 million through the first nine months of fiscal 2011, compared to cash used in operations of $2.6 million for the same period last year. Accounts receivable decreased $1.6 million for the first nine months of fiscal 2011 and accounts payable decreased $2.1 million in the first nine months of fiscal 2011 compared to the same period last year. Inventories increased $2.8 million, primarily as a result of increased sales volume, purchases of inventory based upon customer forecasts, and price increases of raw materials being purchased. Depreciation was $2.2 million for the first nine months of fiscal 2011.
Net cash used in investing activities was $1.2 million for the first nine months of fiscal 2011, primarily related to capital expenditures to support ongoing operational needs.
Net cash provided by financing activities was $2.8 million for the first nine months of fiscal 2011, consisting of $3.0 million related to the Company borrowing from its revolving credit line to fund a portion of its increased working capital and equipment needs.
The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2011, cash recorded on the balance sheet was $7,137.
On March 15, 2010, the Company entered into an $8.0 million amended and restated unsecured revolving line of credit facility with a termination date of January 31, 2011. On December 28, 2010, the Company further amended its credit agreement to increase the revolving credit availability from $8.0 million to $10.0 million, extend its termination date to January 31, 2012 and modify the required levels of after tax net income (or loss) under its financial covenants for periods commencing December 31, 2010 and thereafter. On June 30, 2011, the Company entered into a Second Amendment to its credit facility. Pursuant to the amendment, the Company received relief under a financial covenant. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the amended credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of ..50% per annum on the unused portion of the facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued
Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels. As of June 30, 2011, the Company was in compliance with all of its covenants under the credit agreement, as amended.
As of August 11, 2011, the Company had approximately $3.3 million available and $6.7 million outstanding under its revolving credit line pursuant to its credit agreement, as amended.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of June 30, 2011 and any budgeted capital expenditures, assuming the Company meets its business plan.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2011.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.

ITEM 1A.	Risk Factors
A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3.	Defaults Upon Senior Securities
None

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
None

ITEM 6.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.
Date: August 12, 2011	/s/ Louis LeCalsey, III
Louis LeCalsey, III
President and Chief Executive Officer

Date: August 12, 2011	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer