Form 10-K
period 2011-09-30
TUFCO TECHNOLOGIES INC
filed 2011-12-29
CIK 895329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2011, was approximately $6,541,876. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Global Market on March 31, 2011. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 16, 2011 was 4,308,947.
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
The Company’s products manufactured and services provided at its Green Bay, Wisconsin facility include wet and dry wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, quality, formulation development, blending and microbiological process management. The facility contract manufactures products from a wide array of materials, including polyethylene films, a variety of nonwovens, paper and tissue. Products include disposable wet and dry wipes for home, personal/baby/medical care use, flexible packaging and disposable table covers.
The Company invested in its first wipes converting asset in December 2002. It has now grown to be a leading provider of branded contract wet and dry wipes in North America. Since 2004, the Company has invested heavily to expand the capabilities and capacity of its wipes equipment. These wet and dry wipe assets can convert a variety of nonwoven materials and include a wide variety of folding options, wide count versatility and integrated downstream flow wrapping, tubbing and rigid top application packaging. In fiscal 2009, the Company installed a new canister line. This line allows for a wide range of roll diameters and is complemented with automated downstream filling and packaging to support growth in the expanding disposable nonwovens wipes market. In fiscal 2010, the Company added the capability to formulate and blend its own solutions for wet processes.
The Company’s Green Bay, Wisconsin facility also offers wide web flexographic printing services. The Company offers 8-color, high resolution, wide web flexographic printing and focuses on products such as paper and poly table covers, flexible packaging used in retail products such as food, soda and overwraps and nonwovens which are used in feminine care, home cleaning and baby diaper products. The Company has two 8-color flexographic printing presses capable of printing solvent and water-based inks, 62” print width at speeds up to 1,500 feet per minute and offers repeat sizes ranging from 15-3/4” to 47-1/4”. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils. Additional converting equipment that supports the flexographic presses includes folding and packaging of finished printed goods such as poly and paper table covers into finished product. Also, materials can be printed roll-to-roll at the Company and then sent back to the customer for converting. See Note 11 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.
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
The Company has a three-year lease on a 4,800 sq. ft. facility in Las Vegas, Nevada, which expires on November 30, 2012. The Company distributes from both its Newton and Las Vegas facilities a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 30 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers and fine vellums.

Business Imaging (Continued)
The Company also has a line of products for the restaurant market, including children’s placemats, crayons and guest checks. Many of the Company’s Hamco brand distributors provide point of sale (POS) rolls and other products to individual restaurants as well as major chain restaurants. This line provides complementary products that can be sold to restaurants at competitive prices while offering higher margins to the Company than POS sales alone. The Company believes that the Las Vegas warehouse facility has opened opportunities for marketing of the Company’s products in the Western United States that were not previously available due to prohibitive shipping costs and longer lead times.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2010 through fiscal 2011.
Manufacturing and Operations
With regard to its Contract Manufacturing operations, the Company either utilizes product specifications provided by its customers or works with its customers to develop specifications which meet customer requirements. Generally, the product begins with base materials such as nonwovens, papers, or polyethylene films. In Contract Manufacturing, some customers furnish raw materials and others request that the Company purchase raw materials and pass the cost plus an administration fee through the sales price. The Company applies one or more of its contract converting or specialty printing services to add value to these materials. The Company then produces and stocks a full line of paper products to meet the needs of the users of the imaging equipment.
The Company’s efforts to grow have been supported by capital investment in machinery and equipment. During the past two years, the Company spent $4.7 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s dry and wet wipes converting and packaging capabilities and its canister line, which allows for a wide range of roll diameters. The Company believes it has sufficient capacity to meet its growth expectations.
The Company’s equipment can produce a wide range of sizes of production output to meet unique customer specifications. The Company’s printing presses perform flexographic processes and print from one to eight colors on webs as wide as 64 inches.
Sales and Marketing
Tufco markets its products and services nationally through its 14 full-time sales and customer service employees and 38 manufacturer’s representatives and distributors. The Company’s sales personnel are compensated with a base salary plus an opportunity for an incentive bonus. The Company generally utilizes referrals, prospecting, trade shows and its industry reputation to attract customers.
The Company’s customer base consists of over 250 companies, including multinational consumer products companies and dealers and distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. The Company has contracts for both printing and Contract Manufacturing. One of these contract customers, a multinational consumer products company, accounted for approximately 30% of total sales in fiscal 2010 and 31% of total sales in fiscal 2011. The current contract with this customer expires April 2012. There can be no assurance that the contract will be renewed. Another multinational consumer products company accounted for approximately 20% of total sales in fiscal 2010 and 19% of total sales in fiscal 2011. The current contract with this customer has been extended until June 2013. The Company is taking proactive measures to expand its customer base to provide greater breadth of customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, as included in Item 7 of this Report.

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
Competitors for the Company’s Contract Manufacturing products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. The Company believes it is a leading provider of branded wipes in North America. In September 2009, Tufco began production of canister wipes. The addition of canister wipes capability was a significant complement to Tufco’s already broad offering of differing configurations of flat pack wet wipes. With respect to the Company’s specialty printing and converting services and fine paper converting products, the relevant competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in the Contract Manufacturing and specialty printing lines. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.
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
Product Development and Quality Control
The Company works with its customers to develop new products and applications. The Company believes that a key factor is its willingness and distinctive technical competency to help customers experiment with a variety of substrates, formulas and packaging materials to develop products with different attributes such as strength, absorbency, breathability, moisture-resistance, target retail price points and appearance. As a result, the Company has been able to support customer product and process development in a way that provides a competitive cost structure while maintaining flexibility and speed to market. Customers may request certain physical tests during trial runs that are performed by the Company’s quality assurance personnel and, if requested, with the customer on site. Tufco continues to work with both its customers and its supply chain on improving sustainable performance of its products. After completing the development process, the Company prices a new product or service and designs an ongoing program that provides information to the customer such as quality checks, inventory reports, materials data, and production reports.

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

Employees
At September 30, 2011, the Company had 302 employees, of whom 228 were employed at its Green Bay, Wisconsin facility, 72 at its Newton, North Carolina facility, 1 at its Las Vegas, Nevada warehouse and 1 in Dallas, Texas. 301 of such employees are employed by the Company on a full time basis. The Company has a non-union workforce and believes that its relationship with its employees is good.
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
The following table sets forth the range of high and low selling prices for the Common Stock, as reported on the Nasdaq Global Market or Nasdaq Capital Market, as applicable, for the periods indicated:

Fiscal 2010:	High	Low	Close

Quarter ended December 31, 2009	$4.00	$2.41	$3.10

Quarter ended March 31, 2010	$5.35	$2.80	$4.32

Quarter ended June 30, 2010	$5.00	$3.03	$3.25

Quarter ended September 30, 2010	$3.49	$3.06	$3.43

Fiscal 2011:	High	Low	Close

Quarter ended December 31, 2010	$3.43	$3.05	$3.20

Quarter ended March 31, 2011	$4.43	$3.08	$3.90

Quarter ended June 30, 2011	$4.24	$3.16	$4.07

Quarter ended September 30, 2011	$4.12	$3.22	$3.69
As of December 16, 2011, there were approximately 81 holders of record of the Common Stock. On December 16, 2011, the last reported sale price of the Common Stock as reported on the Nasdaq Capital Market was $3.48 per share.
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
Forward Looking Statements
Management’s discussion of the Company’s fiscal 2011 results in comparison to fiscal 2010 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as its ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the current economic downturn, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.
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
Results of Operations
The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2011 (“current year” or “fiscal 2011”) in comparison to the fiscal year ended September 30, 2010 (“prior year” or “fiscal 2010”).

The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of operations to net sales, and (ii) the year-to-year changes in these items:

	Percentage of		Year-to-Year
	Net Sales		Percentage Change
	2011	2010	2011 to 2010
Net sales	100.0%	100.0%	21%
Cost of sales	95.2	94.6	22

Gross profit	4.8	5.4	7

Selling, general and administrative expenses	5.2	6.0	6

Operating loss	(0.4)	(0.6)	(4)
Interest expense	(0.2)	(0.2)	66
Interest income and other income	0.0	0.0	NM

Loss before income taxes	(0.6)	(0.8)	8
Income tax benefit	(0.2)	(0.3)	8

Net (loss)	(0.4%)	(0.5%)	8%

NM = Not Meaningful
The components of net sales and gross profit are summarized in the table below (Dollars in millions):

	2011		2010
		% of		% of
	Amount	Total	Amount	Total
Net Sales
Contract Manufacturing and printing	$84.5	77%	$66.2	73%
Business Imaging paper products	25.4	23	24.4	27

Net Sales	$109.9	100%	$90.6	100%

		Margin		Margin
	Amount	%	Amount	%
Gross Profit
Contract Manufacturing and printing	$4.0	5%	$2.9	4%
Business Imaging paper products	1.2	5%	2.0	8%

Gross profit	$5.2	5%	$4.9	5%

Fiscal Year Ended September 30, 2011 Compared to September 30, 2010
Net Sales for fiscal 2011 increased $19.3 million (21%) from net sales for fiscal 2010, due to an $18.3 million (28%) increase in the Contract Manufacturing segment and a $1.0 million (4%) increase in the Business Imaging paper products segment. In Contract Manufacturing, the increase in revenues for fiscal 2011 resulted from an increased pass through of material costs. The Business Imaging segment sales increase was primarily due to increased sales to several of the segment’s Hamco brand distributors as well as several of its large retail accounts.
The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 31% of the Company’s total sales in fiscal 2011, compared to 30% in fiscal 2010. The second customer accounted for 19% of the Company’s total sales in fiscal 2011, compared to 20% in fiscal 2010.
Gross profit for fiscal 2011 increased $0.3 million (7%) and gross profit margin remained unchanged at 5% compared to fiscal 2010. The gross profit for fiscal 2011 in the Contract Manufacturing segment increased $1.1 million (39%) compared to fiscal 2010 and the gross profit margin increased to 5% in fiscal 2011 from 4% in fiscal 2010. The increase in gross profit was primarily due to the above mentioned sales increase offset by a proportional increase in material costs. The Business Imaging segment experienced a decrease of $0.8 million (39%) in gross profit and a decrease in gross profit margin to 5% in fiscal 2011 from 8% in fiscal 2010. This decrease was largely due to increased raw material costs and strong pricing pressure from competitors.
Selling, general and administrative expenses increased $0.3 million (6%) in fiscal 2011 when compared to fiscal 2010 as a result of increased expenses related to outside Management Information Systems services, employment cost and reserves for bad debt.
Interest expense increased $0.1 million (66%) in fiscal 2011 compared to fiscal 2010 due to higher average debt outstanding as a result of the Company borrowing under its revolving credit line to fund a portion of its increased working capital and equipment needs.
Income tax benefit was ($0.3) million in fiscal 2011 compared to $(0.2) million in fiscal 2010. The income tax benefit represents a net operating loss carryforward that the Company expects to realize in the future.
Basic and diluted net loss per share was $(0.10) for fiscal 2011 compared to $(0.10) for fiscal 2010.
Selected Quarterly Financial Data
Not required for a smaller reporting company.

Liquidity and Capital Resources
Cash flows used in operations were $0.4 million for fiscal 2011 and $1.0 million for fiscal 2010. Inventories decreased $0.1 million (1%) in fiscal 2011 compared to fiscal 2010, primarily as a result of efforts to streamline the entire supply chain. Accounts receivable increased $1.2 million (8%) in fiscal 2011 primarily as a result of increased revenues. Accounts payable decreased $1.0 million (10%) in fiscal 2011 compared to fiscal 2010, largely due to a decrease in materials purchased. Depreciation was $2.9 million for fiscal 2011 and $2.7 million for fiscal 2010. The Company’s working capital position for the years ended September 30, 2011 and 2010 was $14.2 and $13.4 million, respectively, as a result of the change in components discussed above.
Cash used in investing activities was $1.3 million in fiscal 2011. Contract Manufacturing spent approximately $1.0 million on capital expenditures during fiscal 2011, primarily related to capital expenditures to support ongoing operational needs. In the Business Imaging segment, the amount spent on capital expenditures during fiscal 2011 was $0.3 million.
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
Cash provided by financing activities was $1.7 million in fiscal 2011 consisting of $1.9 million related to the Company borrowing under its revolving credit line to fund a portion of its increased working capital and equipment needs and $0.2 million related to principal payments of the note payable mentioned above. Cash provided by financing activities was $3.1 million in fiscal 2010, resulting primarily from the Company borrowing under its revolving credit line.
The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2011, cash recorded on the balance sheet was $8,300.
The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. The Company has contracts for both printing and Contract Manufacturing. One of these contract customers, a multinational consumer products company, accounted for approximately 30% of total sales in fiscal 2010 and 31% of total sales in fiscal 2011. The current contract with this customer expires in April 2012. Another multinational consumer products company accounted for approximately 20% of total sales in fiscal 2010 and 19% in fiscal 2011. The current contract with this customer has been extended until June 2013. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the contracts are subject to normal business fluctuations.
The Company has an unsecured $10.0 million revolving line of credit facility. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.
The Company had $3.6 million available under the line of credit as of September 30, 2011. Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. If the Company fails to meet a specified funded debt to EBITDA ratio for two consecutive fiscal quarters, the Company’s lender will have the right to take a security interest in the Company’s accounts receivables and inventory. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels. On September 30, 2011, the Company amended its credit agreement to extend its termination date to January 31, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for periods commencing September 30, 2011 and thereafter. At September 30, 2011, the Company was in compliance with all of its covenants under the credit agreement.

Liquidity and Capital Resources (Continued)
Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 45% and 53% of total accounts receivable at September 30, 2011 and 2010, respectively.
Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of September 30, 2011 and any budgeted capital expenditures, assuming the Company meets its business plan.
The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.
Inflation
In fiscal years 2011 and 2010, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and operations.
Off Balance Sheet Arrangements
The Company has no Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Critical Accounting Policies and Estimates
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
Goodwill- The Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. In determining the fair values of the reporting units, the Company was required to make certain assumptions and cannot predict what future events may occur that could adversely affect the reported value of its goodwill.
Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit at June 30, 2011. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. The Company prepared the discounted cash flow analysis in the same manner as in prior years. The Company further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions used in preparing the discounted cash flow analysis were (1) projected cash flows, (2) risk of adjusted discount rates, and (3) expected long term growth rates. Because each of the reporting units has distinct characteristics, the Company developed these assumptions separately. Any variance in the underlying assumptions could have a material impact on the evaluation of goodwill impairment. These assumptions included the Company’s actual operating results, future business plans, economic projections and market data, as well as estimates by its management regarding future cash flows and operating results. For example, lower than expected growth or margins or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units.

Critical Accounting Policies and Estimates (Continued)
At the annual measurement date of June 30, 2011, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 96%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 6% at June 30, 2011. The current discount rate would need to increase 5.4% for Contract Manufacturing and increase 0.5% for Business Imaging before the Company would be required to proceed to Step 2. The results of the Business Imaging test reflect an increase in paper costs during 2011 that the segment has not been able to pass on through sales price increases; management believes this is a temporary detriment to margins. Management plans to increase sales prices over the next twelve months to recover this temporary decrease in margins and expects to sustain these margins in future periods.
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
During fiscal year 2011, the Company changed its annual goodwill measurement date from June 30 to July 1. The assessment was performed as of June 30, 2011 and an updated assessment was performed as of July 1, 2011. The assessment included comparing the carrying amount of net assets of each reporting unit to its respective implied fair value as of each date.
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
Recently Issued Accounting Standards
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (“qualitative assessment”). If it is more likely than not the fair value of a reporting unit is less than its carrying amount, an entity would not be required to perform the existing two-step impairment test. The amendments to Topic 350 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2011 fiscal year.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, the Company believes that as of September 30, 2011, the Company’s internal control over financial reporting was effective based on those criteria.
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
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B	— OTHER INFORMATION
None.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is certain biographical information concerning our directors and executive officers as of December 16, 2011:

Name	Age	Position Held

Robert J. Simon	53	Chairman of the Board of Directors

Samuel J. Bero	76	Director

C. Hamilton Davison	52	Director

George Hare	54	General Manager, Business Imaging Sector

Brian Kelly	68	Director

Louis LeCalsey, III	72	Director and until September 19, 2011, President and Chief Executive Officer

James F. Robinson	43	Director, President and Chief Executive Officer

Richard M. Segel	71	Director

Michael B. Wheeler	66	Executive Vice President, Chief Financial Officer and Chief Operating Officer

William R. Ziemendorf	52	Director
Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers or directors of the Company.
Executive Officers
James F. Robinson — Mr. Robinson assumed the positions of President and Chief Executive Officer of Tufco on September 20, 2011. Previously he was Vice President, Business Development since January, 2010. Prior to joining Tufco he served as Business Development & Technical Director and Business Director-Latin America for Mondi, a publicly traded multinational company headquartered in Johannesburg, South Africa. Mr. Robinson was also a founding member of Hygenitec, a Wisconsin-based wet wipes manufacturer. Mr. Robinson is a member of the Board of Directors of Tufco Technologies, Inc. and Independent Printing Company, Inc. He received a BA in Business Administration/Economics from Lakeland College and attended graduate school at La Universidad Autónoma Del Estado de Morelos-Centro Bilingűe in Mexico and is fluent in Spanish and Portuguese.
Louis LeCalsey, III — Mr. LeCalsey retired from the positions of President and Chief Executive Officer of Tufco on September 19, 2011. Prior to that time, Mr. LeCalsey had been the President and Chief Executive Officer of Tufco since October 1996. Previously he was President of Tufco Industries, Inc. since April 1996. Prior to joining Tufco, he served as Vice President of Worldwide Logistics and North American Procurement for Scott Paper Company, the culmination of a 23-year career with Scott in various leadership positions. Mr. LeCalsey continues to serve as a director of Tufco Technologies, Inc., as well as a member of the Advisory Board for Bradford Equities Management, LLC. Mr. LeCalsey earned his undergraduate degree from Franklin & Marshall College and attended the University of Wisconsin-Oshkosh for his Masters course work in finance and marketing. He received Executive Certificates in business from the University of Michigan and the Thunderbird American Graduate School of International Business in Phoenix, AZ.
Michael B. Wheeler — Mr. Wheeler assumed the position of Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2006, retaining his position as Secretary and Treasurer. He had served as Vice President, Chief Financial Officer, Secretary and Treasurer since March 27, 2002. From 1999 to 2001, Mr. Wheeler consulted for several companies as a senior financial consultant. Prior to that, Mr. Wheeler was with Stone Container Corporation for twenty-five years serving as Vice President and Treasurer from 1983 to 1998.

Executive Officers (Continued)
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
Non-Employee Directors
Robert J. Simon — Mr. Simon has been Chairman of the Board of Directors of Tufco since February 1992. Mr. Simon has been a Senior Managing Director of Bradford Ventures, Ltd., a private investment firm, since 1992 and a General Partner of Bradford Associates since 1989, having started at the firm in 1984. Mr. Simon is either Chairman of the Board or a director of Alkota Cleaning Systems, Inc., Electron Beam Technologies, Inc., Independent Printing Company, Inc., Indo-European Foods, Inc., Overseas Equity Investors Ltd., Professional Plumbing Group, Inc., Sunbelt Modular, Inc., Globe Food Equipment Company, Inc. and CT Color Holdings, Inc. as well as several other privately held companies. Mr. Simon received an MBA from New York University Graduate School of Business Administration and a B.S. from the University of Minnesota School of Management.
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

Non-Employee Directors (Continued)
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
William R. Ziemendorf — Mr. Ziemendorf has been a director since May 2008. He has been President and Chief Executive Officer of Independent Printing Company, Inc. since 1998. Mr. Ziemendorf began working at Independent Printing in 1986 and held various positions with the company prior to becoming President. Mr. Ziemendorf was employed at Shinners, Hucovski and Company, S.C. as a Certified Public Accountant from June 1981 through April 1986. Mr. Ziemendorf received his Bachelor’s degree from the University of Wisconsin-Eau Claire.
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
The Audit Committee is currently composed of Mr. C. Hamilton Davison, Mr. Brian Kelly, and Mr. William R. Ziemendorf. The Audit Committee operates under a written charter adopted by the Board of Directors. The amended and restated Audit Committee Charter was ratified by the Board of Directors on February 9, 2007. The amended and restated Audit Committee Charter was attached as an exhibit to the Company’s definitive Proxy Statement filed in fiscal 2007. For fiscal 2011, the Board of Directors of the Company has determined that Brian Kelly is the Audit Committee Financial Expert (as defined in Item 407(d)(5)(ii) of Regulation S-K).
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
Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required, the Company believes that during the 2011 fiscal year all Section 16(a) filing requirements were complied with on a timely basis.

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

Summary Compensation Table
The table below sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by our named executive officers.

			Option	All Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Total

James F. Robinson (3)	2011	$166,458	$22,219	$2,233	$190,910
Director, President and CEO	2010	$112,716	$11,807	—	$124,523

Louis LeCalsey, III(4)	2011	$274,614	$8,809	$9,083	$292,506
Director	2010	$258,566	$26,673	$8,176	$293,415

Michael B. Wheeler	2011	$182,756	$13,887	$13,427	$210,070
Executive Vice President, CFO, COO, Secretary and Treasurer	2010	$182,756	$19,734	$12,006	$214,496

George Hare(5)	2011	$145,080	$11,109	$1,674	$157,863
General Manager, Business Imaging Sector	2010	$145,080	$13,975	$1,623	$160,678

(1)
For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

(2)
The compensation reported represents the Company’s contributions to the Company’s 401(k) Plan, car allowances and country club dues. The Company has suspended such contributions to the 401(k) Plan since March, 2009.

(3)	Mr. Robinson assumed the position of Director, President and CEO of the Company on September 20, 2011.

(4)	Mr. LeCalsey retired from his positions with the Company on September 19, 2011. Mr. LeCalsey continues to serve as a Director of Tufco Technologies, Inc.

(5)	Mr. Hare has resigned from his position with the Company effective February 29, 2012.
Employment Agreements
Mr. Robinson entered into an employment agreement with the Company effective October 11, 2010 for an initial term of one year with successive one-year renewal terms. The employment agreement provided that if we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him would immediately terminate. The employment agreement provided that if he is terminated without cause, we would be obligated to compensate him for a period of one year. The employment agreement prohibited him from competing with us while employed by us and for eighteen months after the later of his termination of employment or the termination of severance pay. The employment agreement provided for an annual base salary of $165,000, an annual bonus and various fringe benefits. In connection with his promotion to President and Chief Executive Officer, Mr. Robinson entered into a new employment agreement with the Company effective September 19, 2011 for an initial term of one year commencing on September 19, 2011 with successive one-year renewal terms and Mr. Robinson’s prior employment agreement with the Company was terminated. If we terminate his employment for cause, or as a result of his death, our obligation to compensate him immediately terminates. If we terminate his employment as a result of six months partial or total disability, our obligation to compensate him ceases. If he is terminated without cause, we will be obligated to compensate him for a period of one year. The new employment agreement prohibits him from competing with us while employed by us and for twelve months after the later of his termination of employment or the termination of severance pay. The new employment agreement provides for a current annual base salary of $200,000, an annual bonus and various fringe benefits. The bonus is based upon a target for pre-tax income determined by the Compensation Committee. Mr. Robinson did not receive a bonus for fiscal year 2011 or 2010.

Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he served as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. The employment agreement provided that if we terminated his employment for cause, or as a result of his death or disability, our obligation to compensate him would immediately terminate and that if we terminated his employment without cause, we would be obligated to compensate him for a period of one year. The employment agreement prohibited him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provided for a base salary of $286,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. LeCalsey did not receive a bonus for fiscal year 2011 or 2010. In connection with Mr. LeCalsey’s retirement from his position as President and Chief Executive Officer, the Company did not renew Mr. LeCalsey’s employment term under his employment agreement upon its expiration on September 19, 2011.
Mr. LeCalsey entered into a consulting agreement with the Company effective September 19, 2011 under which he serves as a senior advisor to the Company until March 19, 2012, unless extended for additional one month periods by mutual agreement between Mr. LeCalsey and the Company. Pursuant to the consulting agreement, Mr. LeCalsey is paid a consulting fee of $5,000 per month during the term of the consulting agreement.
Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $202,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. Wheeler did not receive a bonus for fiscal year 2011 or 2010.
Mr. Hare entered into an employment agreement with the Company effective June 30, 2008, under which he serves as General Manager, Business Imaging Sector for an initial term of one year with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If he is terminated without cause, we will be obligated to compensate him for a period of one year. The employment agreement prohibits him from competing with us while employed by us and for one year after the later of his termination of employment or the termination of severance pay. The employment agreement provides for a current annual base salary of $156,000, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. Hare did not receive a bonus for fiscal year 2011 or 2010.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2011 held by the named executive officers.

		Number of Securities
	Number of Securities	Underlying Unexercised	Option
	Underlying Unexercised	Options (#)	Exercise		Option Expiration
Name	Options (#) Exercisable	Unexercisable	Price($)	Grant Date	Date

James F. Robinson	5,000	3,333	$3.25	9/14/10	9/14/20
	8,000	8,000	$3.90	8/24/11	8/24/21

Louis LeCalsey, III	30,000	—	$7.00	10/01/01	10/01/11
	16,500	—	$4.92	10/01/02	10/01/12
	15,000	—	$5.71	11/26/03	11/26/13
	12,000	—	$7.87	11/19/04	11/19/14
	6,000	—	$7.60	10/01/07	10/01/17
	9,000	—	$5.56	9/03/08	9/03/18
	5,000	3,333	$3.19	11/30/09	11/30/19
	6,500	4,333	$3.25	9/14/10	9/14/20
	4,000	—	$3.60	9/19/11	9/19/21

Michael B. Wheeler	15,000	—	$5.70	3/27/02	3/27/12
	12,500	—	$4.92	10/01/02	10/01/12
	11,000	—	$5.71	11/26/03	11/26/13
	9,000	—	$7.87	11/19/04	11/19/14
	6,000	—	$7.60	10/01/07	10/01/17
	6,000	—	$5.56	9/03/08	9/03/18
	3,500	2,333	$3.19	11/30/09	11/30/19
	5,000	3,333	$3.25	9/14/10	9/14/20
	5,000	5,000	$3.90	8/24/11	8/24/21

George Hare	2,000	—	$6.35	6/30/08	6/30/18
	500	—	$5.56	9/03/08	9/03/18
	2,000	1,333	$3.19	11/30/09	11/30/19
	4,000	2,667	$3.25	9/14/10	9/14/20
	4,000	4,000	$3.90	8/24/11	8/24/21
The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period. Options issued under the 2003 Non-Qualified Stock Option Plan generally expire ten years from the date of grant.

Potential Payment Of Termination Or Change In Control
The employment agreements provide for a current annual base salary, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. As of September 30, 2011, the following table sets forth the potential payment that each of our named executive officers would receive upon termination or change in control.

		Compensation of Individual if
	Compensation Following	Terminated Within 180 Days
Name	Termination Without Cause (1)	Following Change in Control (1)

James F. Robinson	$200,000	$200,000

Michael B. Wheeler	$202,500	$202,500

George Hare	$156,000	$156,000

(1)	Some officers would receive a bonus based upon a target for operating income determined by the Compensation Committee.

Director Compensation
Our directors who are not employees receive:
•	an annual fee of $12,000,

•	a payment of $1,500 for each board meeting attended,

•	a payment of $1,500 for each committee meeting attended, and

•	per diem fees for supplemental Audit Committee services.
In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director receives an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On May 26, 2011, Messrs. Bero, Davison, Kelly, Segel, Simon and Ziemendorf each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $3.53 per share. In addition, on September 19, 2011, Mr. LeCalsey received a discretionary grant to acquire 4,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan at an exercise price of $3.60 per share.
Fiscal 2011 Director Compensation

	Fees Earned or	Option
Name	Paid in Cash	Awards (1)	Total

Robert J. Simon	$27,000	$6,614	$33,614

Samuel J. Bero	$27,000	$6,614	$33,614

C. Hamilton Davison	$27,000	$6,614	$33,614

Brian Kelly	$27,000	$6,614	$33,614

Louis LeCalsey, III	$333	$8,809	$9,142

Richard M. Segel	$18,000	$6,614	$24,614

William R. Ziemendorf	$24,000	$6,614	$30,614

(1)
For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 16, 2011, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.
Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF	PERCENT OF
	BENEFICIAL OWNERSHIP	CLASS
Over 5% Stockholders
Robert J.Simon(1)(3)(4)(14)	2,661,543	61.3%
Barbara M. Henagan(1)(3)	2,621,661	60.8%
Bradford Venture Partners, L.P.(1)(6)	2,619,740	60.8%
Overseas Equity Investors Partners(3)(2)	2,619,740	60.8%

Other Directors and Executive Officers
Samuel J. Bero(7)	207,500	4.8%
Louis LeCalsey, III(8)	229,379	5.2%
C. Hamilton Davison(5)	33,482	*
Richard M. Segel(9)	14,000	*
Brian Kelly(15)	68,590	1.6%
William R. Ziemendorf(16)	12,000	*
Michael B. Wheeler(10)	64,500	1.5%
George Hare(11)	5,167	*
James F. Robinson(12)	12,767	*
Directors and Executive Officers as a Group (10 persons)(1)(3)(13)	3,309,288	71.8%

*	Less than one percent

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

Security Ownership of Certain Beneficial Owners (Continued)

(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

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

(7)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(8)	The amount shown includes 98,000 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(9)	The amount shown includes 14,000 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(10)	The amount shown includes 63,500 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(11)	The amount shown includes 5,167 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(12)	The amount shown includes 1,667 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(13)	The amount shown includes an aggregate of 301,334 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(14)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 16, 2011

(15)	The amount shown includes 17,000 shares that may be acquired under options exercisable within 60 days of December 16, 2011.

(16)	The amount shown includes 12,000 shares that may be acquired under options exercisable within 60 days of December 16, 2011.
Equity Compensation Plan Information
The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2011.

(C)
	(A)		Number of Securities
	Number of	(B)	Remaining Available for
	Securities to be Issued	Weighted Average	Future Issuance under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (A))

Equity compensation plans approved by security holders (1)	348,300	$5.57	194,200

Equity compensation plans not approved by security holders (2)	—	—	—

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
We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $216,923 to the partnership that is the lessor of this facility for fiscal year 2011. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party.
In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of ten years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an initial annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2011, we paid Bradford Ventures Ltd. $451,134 in fees. We believe that the terms of the agreement with Bradford Ventures Ltd. are customary and are at least as favorable to us as could be obtained from an unaffiliated party.
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

ITEM 14	— PRI`NCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the fees paid or accrued by the Company for the audit and other services provided by McGladrey & Pullen LLP, Tufco’s independent auditor, for fiscal years 2011 and 2010.

	McGladrey	McGladrey
	& Pullen	& Pullen
	FY 2011	FY 2010
Audit Fees	$169,292	$183,839
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Audit fees of McGladrey & Pullen LLP for fiscal 2011 consisted of the examination of the consolidated financial statements of the Company, quarterly reviews of consolidated financial statements, review of SEC filings and consultation on various financial reporting matters in support of the Company’s consolidated financial statements. There were no “Audit-Related Fees”, “Tax Fees” or “All Other Fees” paid to McGladrey & Pullen LLP during fiscal 2011. The Audit Committee approved all of the services described above.
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
10.1
Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992,incorporated by reference herein).

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
10.16
First Amendment to the Amended and Restated Credit Agreement, dated December 28, 2010 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed December 29, 2010, incorporated by reference herein).

10.17
Consulting Agreement, dated May 31, 2011, by and between Tufco Technologies, Inc. and Louis LeCalsey, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2011, incorporated by reference herein).

10.18
Employment Agreement, dated May 31, 2011, by and between Tufco Technologies, Inc. and James F. Robinson (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on May 31, 2011, incorporated by reference herein).

ITEM 15-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit
Number	Description

10.19
Second Amendment to the First Amended and Restated Credit Agreement, dated June 30, 2011, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2011, incorporated by reference herein).

10.20
Third Amendment to the First Amended and Restated Credit Agreement, dated November 8, 2011, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011, incorporated by reference herein).

10.21	*Employment Agreement effective as of June 30, 2008, by and between Tufco Technologies, Inc. and George Hare.
14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).
18.1	*Preferability Letter issued by McGladrey & Pullen, LLP regarding a change in accounting principle.
21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).
23.1	*Consent of McGladrey & Pullen, LLP
31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of James F. Robinson.
31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler.
32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James F. Robinson.
32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 29, 2011.

Tufco Technologies, Inc.
By:	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. Robinson James F. Robinson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2011

/s/ Robert J. Simon Robert J. Simon	Chairman of the Board	December 29, 2011

/s/ Michael B. Wheeler Michael B. Wheeler	Executive VP, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2011

/s/ Samuel J. Bero Samuel J. Bero	Director	December 29, 2011

/s/ C. Hamilton Davison C. Hamilton Davison	Director	December 29, 2011

/s/ Brian Kelly Brian Kelly	Director	December 29, 2011

/s/ Louis LeCalsey, III Louis LeCalsey, III	Director	December 29, 2011

/s/ Richard M. Segel Richard M. Segel	Director	December 29, 2011

/s/ William R. Ziemendorf William R. Ziemendorf	Director	December 29, 2011

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Tufco Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
December 29, 2011

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$8,300	$7,899
Accounts receivable—net	15,362,710	14,211,275
Inventories—net	14,200,576	14,329,857
Prepaid expenses and other current assets	831,000	157,269
Income taxes receivable	—	16,430
Deferred income taxes	503,683	364,680

Total current assets	30,906,269	29,087,410

PROPERTY, PLANT, AND EQUIPMENT—Net	17,027,006	18,640,263

GOODWILL	7,211,575	7,211,575

OTHER ASSETS—Net	136,047	135,865

TOTAL	$55,280,897	$55,075,113

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$6,449,133	$4,476,736
Current portion of note payable	259,017	244,577
Accounts payable	8,968,222	9,974,560
Accrued payroll, vacation, and payroll taxes	571,319	554,967
Other current liabilities	452,186	435,167
Income taxes payable	17,858	—

Total current liabilities	16,717,735	15,686,007

LONG-TERM PORTION OF NOTE PAYABLE	767,950	1,026,966

DEFERRED INCOME TAXES	2,085,432	2,257,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value—2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value—1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,549,239	25,497,814
Retained earnings	12,270,911	12,717,625
Treasury stock— 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	35,709,780	36,105,069

TOTAL	$55,280,897	$55,075,113

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

NET SALES	$109,906,454	$90,613,851

COST OF SALES	104,662,598	85,707,198

GROSS PROFIT	5,243,856	4,906,653

OPERATING EXPENSES:
Selling, general, and administrative	5,730,626	5,415,163
Loss on asset sales	—	483

OPERATING LOSS	(486,770)	(508,993)

OTHER (EXPENSE) INCOME:
Interest expense	(275,510)	(165,710)
Interest income and other income	49,817	15,694

Total	(225,693)	(150,016)

LOSS BEFORE INCOME TAXES	(712,463)	(659,009)

INCOME TAX BENEFIT	(265,749)	(245,810)

NET LOSS	$(446,714)	$(413,199)

NET LOSS PER SHARE:

Basic	$(0.10)	$(0.10)

Diluted	$(0.10)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,308,947	4,308,947

Diluted	4,308,947	4,308,947
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock		Non-voting		Additional			Total
	Voting		Common	Preferred	Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Earnings	Stock	Equity

BALANCES—September 30, 2009	4,708,741	$47,087	$—	$—	$25,421,007	$13,130,824	$(2,157,457)	$36,441,461

Stock-based compensation expense	—	—	—	—	76,807	—	—	76,807

Net loss	—	—	—	—	—	(413,199)	—	(413,199)

BALANCES—September 30, 2010	4,708,741	47,087	—	—	25,497,814	12,717,625	(2,157,457)	36,105,069

Stock-based compensation expense	—	—	—	—	51,425	—	—	51,425

Net loss	—	—	—	—	—	(446,714)	—	(446,714)

BALANCES—September 30, 2011	4,708,741	$47,087	$—	$—	$25,549,239	$12,270,911	$(2,157,457)	$35,709,780

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

OPERATING ACTIVITIES:
Net loss	$(446,714)	$(413,199)
Noncash items in net loss:
Depreciation and amortization	2,915,120	2,715,413
Deferred income taxes	(310,642)	(337,520)
Loss on sale of assets	—	483
Stock-based compensation expense	51,425	76,807
Changes in operating working capital:
Accounts receivable	(1,151,435)	(3,134,017)
Inventories	129,281	(3,684,689)
Prepaid expenses and other assets	(673,913)	81,084
Accounts payable	(1,006,338)	3,113,393
Accrued and other current liabilities	33,371	(16,136)
Income taxes receivable	16,430	587,714
Income taxes payable	17,858	—

Net cash used in operating activities	(425,557)	(1,010,667)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,301,863)	(2,113,806)
Proceeds from disposals of assets	—	100

Net cash used in investing activities	(1,301,863)	(2,113,706)

FINANCING ACTIVITIES:
Net borrowings from revolving debt	1,972,397	3,206,637
Principal payments on note payable	(244,576)	(78,457)

Net cash provided by financing activities	1,727,821	3,128,180

NET INCREASE IN CASH	401	3,807

CASH:
Beginning of year	7,899	4,092

End of year	$8,300	$7,899

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Note payable incurred for the purchase of equipment	—	1,350,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	265,957	164,967
Income Taxes	11,268	59,212
See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010
1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements—Consolidated financial statements include the accounts of Tufco Technologies, Inc., and its wholly owned subsidiaries, Tufco LLC, and Tufco LP and its wholly owned subsidiary Hamco Manufacturing and Distributing LLC (the “Company”). Significant intercompany transactions and balances are eliminated in consolidation. The Company provides integrated manufacturing services including wide web flexographic printing, wet and dry wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality microbiological process management and manufactures and distributes business imaging paper products.

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

Accounts Receivable — Management estimates allowances for collectability related to its accounts receivable balances. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Management’s estimates include providing for 100 percent of specific customer balances when it is deemed probable that the balance is uncollectable. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 12 months’ sales, less actual write-offs to date. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectability of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectability of its receivables or future revenues. Recoveries of accounts receivables previously written off are recorded when received. Credit terms to customers in the Contract Manufacturing segment are generally net 30 days. Credit terms to customers in the Business Imaging segment are generally discounted net 30 terms.

Inventories— Inventories are carried at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method of inventory valuation. The Company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.

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

Goodwill— The Company tests goodwill annually at the reporting unit level for impairment as of June 30. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. In determining the fair values of the reporting units, the Company was required to make certain assumptions and cannot predict what future events may occur that could adversely affect the reported value of its goodwill.

Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit at June 30, 2011. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. The Company prepared the discounted cash flow analysis in the same manner as in prior years. The Company further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions used in preparing the discounted cash flow analysis were (1) projected cash flows, (2) discount rates, and (3) expected long term growth rates. Because each of the reporting units has distinct characteristics, the Company developed these assumptions separately. Any variance in the underlying assumptions could have a material impact on the evaluation of goodwill impairment. These assumptions included the Company’s actual operating results, future business plans, economic projections and market data, as well as estimates by its management regarding future cash flows and operating results. For example, lower than expected growth or margins or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units.

At the annual measurement date of June 30, 2011, the estimated fair value of Contract Manufacturing exceeded its carrying value by approximately 96%. The estimated fair value of Business Imaging exceeded its carrying value by approximately 6% at June 30, 2011. The current discount rate would need to increase by 5.4% for Contract Manufacturing and increase by 0.5% for Business Imaging before the Company would be required to proceed to Step 2. The results of the Business Imaging test reflect an increase in paper costs during 2011 that the segment has not been able to pass on through sales price increases; management believes this is a temporary detriment to margins. Management plans to increase sales prices over the next twelve months to recover this temporary decrease in margins and expects to sustain these margins in future periods.

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

During fiscal year 2011, the Company changed its annual goodwill measurement date from June 30 to July 1. The assessment was performed as of June 30, 2011 and an updated assessment was performed as of July 1, 2011. The assessment included comparing the carrying amount of net assets of each reporting unit to its respective implied fair value as of each date.

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

The Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. When and if applicable, potential interest and penalty costs are accrued as incurred, with expense being recognized as income tax expense in the statement of operations. No expense for interest and penalties was recognized for the years ended September 30, 2011 and 2010.

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

Stock-Based Compensation—The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a Non-Qualified Stock Option Plan for Non-Employee Directors, under which options are available for grant.

The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee options vest ratably over a three-year period and non-employee director options vest immediately. Options issued under these plans generally expire ten years from the date of grant.

Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year, the effect of which was zero shares in fiscal 2011 and 2010, respectively. During fiscal 2011 and 2010, options to purchase 348,300 shares, and 342,650 shares, respectively, were excluded from the diluted earnings per share computation, as the effects of such options would have been “anti-dilutive”.

Financial Instruments—Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates and comparable borrowing costs for equipment loans.

Recently Issued Accounting Standards— The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (“qualitative assessment”). If it is more likely than not the fair value of a reporting unit is less than its carrying amount, an entity would not be required to perform the existing two-step impairment test. The amendments to Topic 350 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $128,000 and $64,000 at September 30, 2011 and 2010, respectively. Amounts due from two multinational consumer products customers of the Contract Manufacturing segment represent 45% and 53% of total accounts receivable at September 30, 2011 and 2010, respectively.

3.	INVENTORIES
Inventories at September 30, 2011 and 2010, consist of the following:

	2011	2010

Raw materials	$10,908,178	$11,368,089
Finished goods	3,292,398	2,961,768

Total inventories	$14,200,576	$14,329,857

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $393,000 and $356,000 at September 30, 2011 and 2010, respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at September 30, 2011 and 2010, consist of the following:

	2011	2010

Land and land improvements	$660,324	$660,324
Buildings	10,160,396	9,897,423
Leasehold improvements	766,395	766,395
Machinery and equipment	32,082,618	30,497,478
Computer equipment and software	5,805,435	5,809,001
Furniture and fixtures	571,566	571,616
Vehicles	44,453	44,206

	50,091,187	48,246,443

Less accumulated depreciation and amortization	33,072,461	30,233,664

Net depreciated value	17,018,726	18,012,779

Construction in progress	8,280	627,484

Property, plant, and equipment—net	$17,027,006	$18,640,263

5.	REVOLVING LINE OF CREDIT AND NOTE PAYABLE

The Company amended its credit agreement effective September 30, 2011 to extend its termination date to January 31, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for periods commencing September 30, 2011 and thereafter. The amount available for borrowing under the revolving line of credit facility is $10.0 million. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature.

Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. LIBOR was 0.23% and 0.26% at September 30, 2011 and 2010, respectively. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility. Borrowings under the Company’s revolving line of credit facility were $6,449,133 and $4,476,736 at September 30, 2011 and 2010, respectively.

Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. If the Company fails to meet a specified funded debt to EBITDA ratio for two consecutive fiscal quarters, the Company’s lender will have the right to take a security interest in the Company’s accounts receivables and inventory. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels.

As of September 30, 2011, the Company had approximately $3.6 million available under the $10.0 million revolving line of credit facility.

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

In June, 2010, the Company entered into a long-term note for the purchase of a W&H 8-color press for $1.3 million, previously accounted for as an operating lease, which is being shown as a supplemental non-cash acquisition in the statement of cash flows. The note which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is collateralized by the press with a net book value of $1,012,500 as of September 30, 2011.

Future principal payments under the five-year note at September 30, 2011, are as follows:

2012	$259,017
2013	274,309
2014	290,504
2015	203,137

Total	$1,026,967

6.	INCOME TAXES
The tax effects of significant items composing the Company’s net deferred tax liability as of September 30, 2011 and 2010, are as follows:

	2011	2010

Deferred tax assets:
Valuation allowances for accounts receivable and inventories—not currently deductible	$233,296	$156,745
Inventory costs capitalized for tax purposes	80,898	42,052
Vacation and severance accruals—not currently deductible	85,084	85,084
Other accruals—not currently deductible	107,600	85,272
Net operating loss and tax credit carryforwards	1,470,177	1,043,777
Stock compensation	167,134	147,952

Total gross deferred tax assets	2,144,189	1,560,882

Deferred tax liabilities:
Basis difference on property and equipment	2,633,117	2,360,452
Basis difference on goodwill	1,092,821	1,092,821

Total gross deferred tax liabilities	3,725,938	3,453,273

Net deferred tax liability	$1,581,749	$1,892,391

Net deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets at September 30, 2011 and 2010, as follows:

	2011	2010

Current deferred tax assets	$503,683	$364,680

Noncurrent deferred tax liability	2,085,432	2,257,071

Net deferred tax liability	$1,581,749	$1,892,391

As of September 30, 2011, the Company had federal and state net operating loss carryforwards of approximately $3,301,000 and $2,237,000, respectively, for income tax purposes through 2029 for federal and 2021 for state. The Company has federal and state tax credit carryforwards of approximately $234,000 as of September 30, 2011.

The components of income tax (benefit) expense are as follows:

	2011	2010

Current tax (benefit):
Federal	$33,867	$32,474
State	11,025	59,236

Total	44,892	91,710

Deferred tax (benefit):
Federal	(271,369)	(325,230)
State	(39,272)	(12,290)

Total	(310,641)	(337,520)

Income tax (benefit)	$(265,749)	$(245,810)

Income tax (benefit) varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2011	2010

Federal income taxes computed at statutory rates	$(242,238)	$(224,063)
State income taxes—net of federal tax benefit	(18,643)	30,985
Other nondeductibles	7,360	5,291
Other	(12,228)	(58,023)

Income tax (benefit)	$(265,749)	$(245,810)

At September 30, 2011 and 2010, the Company had no material unrecognized tax benefits. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for all jurisdictions are fiscal years 2008 through 2011.

7.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a new lease with the partnership that expires in March 2013, which is classified as an operating lease and requires monthly rental payments of $17,070 which increase 1.65% every twelve months. Rental expense under the related party lease totaled $216,923 for fiscal 2011 and $213,402 for fiscal 2010, respectively. On the expiration date there is an option for an additional five-year term to be negotiated.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire on varying dates over the next five years.
Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2011, are as follows:

2012	$605,740
2013	452,381
2014	299,439
2015	276,226
2016	234,000
Thereafter	1,029,000

Total	$2,896,786

Rental expense for all operating leases totaled $713,892 and $1,002,684 for the years ended September 2011 and 2010, respectively.

Commitments—As of December 16, 2011, the Company had unconditional purchase obligations of approximately $1.2 million relating to equipment which was purchased to support the Company’s participation in the disposable nonwovens wipes market.

Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any litigation.
8.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees. The Company may make annual contributions at the discretion of the board of directors. In addition, the Company may match certain amounts of an employee’s contribution. The Company has currently suspended contributions to the plan. Expenses relating to the defined contribution 401(k) plan totaled zero for fiscal 2011 and 2010, respectively.

9.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2011 and 2010, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan, the (“2003 Plan”) reserves 300,000 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 5 to 10 years from date of grant. During fiscal 2011 and 2010, options to purchase 22,000 shares, and 37,000 shares, respectively, of voting common stock were granted.

The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal years 2011 and 2010, options to purchase 22,000 and 18,000 shares, respectively, of voting common stock were granted under the 2004 Plan.

The Company estimates fair value on the date of grant using the Black-Scholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Compensation expense is recognized only on awards expected to vest. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield of zero is based on the Company’s historical dividend payments and anticipated future payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option.

For the years ended September 30, 2011 and 2010, the total stock compensation expense recognized by the Company was $51,425 and $76,807, respectively. There was $76,624 of unrecognized compensation cost as of September 30, 2011, which will be recognized over a remaining weighted average period of three years.

A summary of the stock option activity under the Company’s share-based compensation plans for the years ended September 30, 2011 and 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at September 30, 2009	296,650	$6.46
New grants	55,000	3.55
Exercised	—	—
Forfeited or expired	(9,000)	10.00

Outstanding at September 30, 2010	342,650	$5.90
New grants	44,000	3.72
Exercised	—	—
Forfeited or expired	(38,350)	6.32

Outstanding at September 30, 2011	348,300	$5.57	4.9	$18,545

Exercisable at September 30, 2011	304,133	$5.87	4.3	$8,342

The weighted average grant date fair value of options granted during fiscal 2011 and 2010 was estimated at $2.49, and $2.43 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2011 and 2010:

	2011	2010

Risk-free interest rate	0.33%	0.63%
Expected volatility	123.4%	124.9%
Dividend yield	0.0%	0.0%
Expected option life, standard option (years)	2.5	2.7

In fiscal 2011 and 2010, no employee stock options were exercised. The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $3.69 on the last business day of the year ended September 30, 2011. The realized tax benefit is recognized, when material, as an increase to additional paid-in capital or a decrease to income tax expense with an offset to deferred tax assets, depending on the accumulation of windfalls and shortfalls.

10.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an initial annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. Consulting expense was $451,134 and $429,652 for fiscal 2011 and 2010, respectively.

As discussed in footnote 7 “Commitments and Contingencies,” the Company leases facilities from a partnership composed of current and former stockholders.
11.	MAJOR CUSTOMER AND SEGMENT INFORMATION

Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements. They accounted for the following percentage of total sales:

	2011	2010
Contract Manufacturing segment
Customer A	31%	30%
Customer B	19%	20%
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

	Contract	Business	Corporate
Fiscal 2011	Manufacturing	Imaging	and Other	Consolidated

Net sales	$84,492,793	$25,413,661	$—	$109,906,454

Gross profit	4,017,383	1,226,473	—	5,243,856

Operating income (loss)	2,351,702	(23,800)	(2,814,672)	(486,770)

Depreciation and amortization expense	2,783,444	131,108	568	2,915,120

Capital expenditures	963,313	338,550	—	1,301,863

Assets:
Inventories—net	$11,010,125	$3,190,451	$—	$14,200,576
Property, plant, and equipment—net	14,977,893	2,046,816	2,297	17,027,006
Accounts receivable and other (including goodwill)	16,837,134	6,568,152	648,029	24,053,315

Total assets	$42,825,152	$11,805,419	$650,326	$55,280,897

	Contract	Business	Corporate
Fiscal 2010	Manufacturing	Imaging	and Other	Consolidated

Net sales	$66,237,969	$24,375,882	$—	$90,613,851

Gross profit	2,882,747	2,023,906	—	4,906,653

Operating income (loss)	1,287,323	751,190	(2,547,506)	(508,993)

Depreciation and amortization expense	2,548,270	165,131	2,012	2,715,413

Capital expenditures	2,027,701	86,105	—	2,113,806

Assets:
Inventories—net	$11,096,525	$3,233,332	$—	$14,329,857
Property, plant, and equipment—net	16,798,025	1,839,374	2,864	18,640,263
Accounts receivable and other (including goodwill)	15,333,831	6,246,288	524,874	22,104,993

Total assets	$43,228,381	$11,318,994	$527,738	$55,075,113