Form 10-Q
period 2011-12-31
TUFCO TECHNOLOGIES INC
filed 2012-02-14
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2012
Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
Assets
CURRENT ASSETS:
Cash	$9,745	$8,300
Accounts receivable-net	13,597,827	15,362,710
Inventories-net	17,765,644	14,200,576
Prepaid expenses and other current assets	969,073	831,000
Deferred income taxes	503,683	503,683

Total current assets	32,845,972	30,906,269

PROPERTY, PLANT AND EQUIPMENT-Net	16,878,416	17,027,006
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	133,592	136,047

TOTAL	$57,069,555	$55,280,897

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Revolving line of credit	$6,499,985	$6,449,133
Current portion of note payable	262,758	259,017
Accounts payable	11,904,794	8,968,222
Accrued payroll, vacation and payroll taxes	544,508	571,319
Other current liabilities	308,356	452,186
Income taxes payable	17,858	17,858

Total current liabilities	19,538,259	16,717,735

LONG-TERM PORTION OF NOTE PAYABLE	700,841	767,950

DEFERRED INCOME TAXES	1,720,961	2,085,432

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value – 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value – 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,558,422	25,549,239
Retained earnings	11,661,442	12,270,911
Treasury stock—399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	35,109,494	35,709,780

TOTAL	$57,069,555	$55,280,897

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,	September 30,
	THREE MONTHS ENDED DECEMBER 31,
	2011	2010

NET SALES	$25,676,600	$24,161,110
COST OF SALES	25,242,257	23,058,234

GROSS PROFIT	434,343	1,102,876

OPERATING EXPENSES:
Selling, general & administrative	1,346,670	1,339,916

OPERATING LOSS	(912,327)	(237,040)
OTHER (EXPENSE) INCOME:
Interest expense	(67,591)	(64,365)
Interest income and other income	7,879	17,166

LOSS BEFORE INCOME TAXES	(972,039)	(284,239)
INCOME TAX BENEFIT	(362,570)	(106,021)

NET LOSS	$(609,469)	$(178,218)

BASIC LOSS PER SHARE:
Net Loss	$(0.14)	$(0.04)

DILUTED LOSS PER SHARE:
Net Loss	$(0.14)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947
Diluted	4,308,947	4,308,947

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	THREE MONTHS ENDED December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(609,469)	$(178,218)
Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	734,524	715,875
Deferred income taxes	(364,471)	(106,020)
Stock-based compensation expense	9,183	5,658

Changes in operating working capital:
Accounts receivable	1,764,883	860,756
Inventories	(3,565,068)	(3,080,958)
Prepaid expenses and other assets	(135,618)	(207,008)
Accounts payable	2,936,572	212,913
Accrued and other current liabilities	(170,641)	(65,597)
Income taxes receivable	—	87

Net cash provided by (used in) operating activities	599,895	(1,842,512)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(585,934)	(267,675)

Net cash used in investing activities	(585,934)	(267,675)

FINANCING ACTIVITIES
Net borrowings of revolving debt	50,852	2,168,965
Principal payments on note payable	(63,368)	(59,835)

Net cash (used in) provided by financing activities	(12,516)	2,109,130

NET INCREASE (DECREASE) IN CASH	1,445	(1,057)

CASH:
Beginning of period	8,300	7,899

End of period	$9,745	$6,842

NONCASH SUPPLEMENTAL INFORMATION:

Change in construction payable	$—	$116,658

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2011 and 2010

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month period ended December 31, 2011 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2011 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at December 31, 2011 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. During the three months ended December 31, 2011 and 2010, options to purchase 247,800 and 331,150 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4.	Inventories

Inventories consist of the following:

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Raw materials	$13,810,825	$10,908,178
Finished goods	3,954,819	3,292,398

Total inventories	$17,765,644	$14,200,576

Notes to condensed consolidated financial statements–(continued)

5.	Goodwill

As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of July 1. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company uses a discounted cash flow analysis to estimate reporting unit fair values and also considers multiples of relevant companies. In determining the fair values of the reporting units, the Company was required to make certain assumptions and cannot predict what future events may occur that could adversely affect the reported value of its goodwill.

At Contract Manufacturing, reduced sales volume and shifts in the segment’s product sales mix and related operating inefficiencies resulted in reduced gross margin. Also, Green Bay relocated its warehouse operation from a third party warehouse to a self-operated warehouse. Savings from this move are expected to begin in the second quarter and continue thereafter. The Business Imaging segment experienced escalating paper and operating costs, which resulted in reduced gross margin. The Company is focused on increasing sales volume, improving sales product mix, new product development and cost reduction activities. Some activities will result in one-time expenses, but increased profitability in the long-term is expected.

Management noted no indicators of impairment during the three months ended December 31, 2011 to indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline.

Notes to condensed consolidated financial statements–(continued)

6.	Revolving Line of Credit and Note Payable

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

For the fiscal quarter ended December 31, 2011, the Company received a waiver from its lender of compliance with a covenant under its credit agreement requiring it to maintain a specified level of after tax net income. In consideration of the waiver, the Company has agreed to grant a security interest to the lender in its receivables and inventory in a form reasonably acceptable to the lender. The Company is in discussions with its lender to modify financial covenants for future quarters. If the Company is unable to obtain a modification of its covenants for future periods, the Company may require future waivers and there can be no assurance that any such future waivers can be obtained.

As of December 31, 2011, the Company had approximately $3.5 million available and $6.5 million outstanding under its revolving credit line pursuant to its credit agreement.

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

Notes to condensed consolidated financial statements–(continued)

	September 30,	September 30,	September 30,	September 30,
Three Months Ended	Contract	Business	Corporate
December 31, 2011	Manufacturing	Imaging	and Other	Consolidated

Net sales	$18,124,609	$7,551,991	$—	$25,676,600

Gross profit	169,519	264,824	—	434,343

Operating (loss)	(179,574)	(55,578)	(677,175)	(912,327)

Depreciation and amortization expense	697,429	36,972	123	734,524

Capital expenditures	585,934	—	—	585,934

	September 30,	September 30,	September 30,	September 30,
Three Months Ended	Contract	Business	Corporate
December 31, 2010	Manufacturing	Imaging	and Other	Consolidated

Net sales	$18,596,760	$5,564,350	$—	$24,161,110

Gross profit	815,935	286,941	—	1,102,876

Operating income (loss)	417,093	(6,960)	(647,173)	(237,040)

Depreciation and amortization expense	685,737	29,938	200	715,875

Capital expenditures	142,500	125,175	—	267,675

	September 30,	September 30,	September 30,	September 30,
	Contract	Business	Corporate
December 31, 2011	Manufacturing	Imaging	and Other	Consolidated

Assets:
Inventories-net	$13,552,642	$4,213,002	$—	$17,765,644
Property, plant and equipment-net	14,866,398	2,009,844	2,174	16,878,416
Accounts receivable and other (including goodwill)	15,132,655	6,645,821	647,019	22,425,495

Total assets	$43,551,695	$12,868,667	$649,193	$57,069,555

	September 30,	September 30,	September 30,	September 30,
	Contract	Business	Corporate
September 30, 2011	Manufacturing	Imaging	and Other	Consolidated

Assets:
Inventories-net	$11,010,125	$3,190,451	$—	$14,200,576
Property, plant and equipment-net	14,977,893	2,046,816	2,297	17,027,006
Accounts receivable and other (including goodwill)	16,837,134	6,568,152	648,029	24,053,315

Total assets	$42,825,152	$11,805,419	$650,326	$55,280,897

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2012 results in comparison to fiscal 2011 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the slow economic recovery from the recent economic downturn, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations-continued

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	September 30,		September 30,	September 30,	September 30,
	Three Months Ended			Period-to-Period
	December 31,			Change
	2011	2010		$	%

Net Sales	$25,677		$24,161	$1,516	6%

Gross Profit	434		1,103	(669)	(61%)
	1.7%		4.6%

Operating Expenses	1,347		1,340	7	1%
	5.2%		5.5%

Operating Loss	(912)		(237)	(675)	NM
	(3.6%)		(1.0%)

Interest and Other-Net	60		47	13	28%
	0.2%		0.2%

Loss Before Income Taxes	(972)		(284)	(688)	NM
	(3.8%)		(1.2%)

Income Tax Benefit	(363)		(106)	(257)	NM
	(1.4%)		(0.4%)

Net Loss	$(609)	$	(l78)	(431)	NM
	(2.4%)		(0.7%)

Basic and Diluted Loss per Share	$(0.14)		$(0.04)

NM = Not Meaningful

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	December 31,
	2011		2010		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$18,125	71%	$18,597	77%	$(472)	(3%)
Business Imaging paper products	7,552	29%	5,564	23%	1,988	36%

Net Sales	$25,677	100%	$24,161	100%	$1,516	6%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		Period-to-Period
		Margin		% of	Change
	Amount	%	Amount	Total	$	%
Gross Profit
Contract Manufacturing and printing	$169	1%	$816	4%	$(647)	(79%)
Business Imaging paper products	265	4%	287	5%	(22)	(8%)

Gross Profit	$434	2%	$1,103	5%	$(669)	(61%)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations-continued

Net Sales:

Consolidated net sales increased $1.5 million (6%) to $25.7 million in the first quarter of fiscal 2012, when compared to the same period last year. This was due to an increase of $2.0 million (36%) in the Business Imaging segment, partially offset by a decrease of $0.5 million (3%) in the Contract Manufacturing segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 19% of the Company’s total net sales in the first quarter of fiscal 2012 compared to 21% for the same period in fiscal 2011. The other significant customer accounted for 26% of the Company’s total net sales in the first quarter of fiscal 2012 compared to 38% for the same period in fiscal 2011.

The major contributor to the Company’s sales growth was increased seasonal demand within its Newton Business Imaging segment. In Contract Manufacturing, the decrease in sales was the result of reduced sales volume and shifts in the segment’s product sales mix.

Gross Profit:

Consolidated gross profit decreased $669,000 (61%) for the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. This was primarily due to a decrease of $647,000 (79%) in the Contract Manufacturing segment and a slight decrease of $22,000 (8%) in the Business Imaging segment.

At Contract Manufacturing, reduced sales volume and shifts in the segment’s product sales mix and related operating inefficiencies resulted in reduced gross margin. Also, Green Bay relocated its warehouse operation from a third party warehouse to a self-operated warehouse. Savings from this move are expected to begin in the second quarter and continue thereafter. The Business Imaging segment experienced escalating paper and operating costs, which resulted in reduced gross margin. The Company is focused on increasing sales volume, improving sales product mix, new product development and cost reduction activities. Some activities will result in one-time expenses, but increased profitability in the long-term is expected.

Operating Expenses:

Selling, general and administrative expenses remained relatively unchanged with a slight increase of $7,000 (1%) for the first quarter of fiscal 2012 when compared to the same period in fiscal 2011.

Interest Expense and Other Income (Expense) net:

Interest expense increased $4,000 to $68,000 for the first quarter of fiscal 2012 compared to the same period in fiscal 2011 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line and obtaining a note payable to fund a portion of its increased working capital and equipment needs.

Income Tax Benefit:

Income tax benefit for the first quarter of fiscal 2012 was $363,000, compared to an income tax benefit of $106,000 for the same period of fiscal 2011. The income tax benefit for the first three months of 2012 represents a net operating loss carryforward that the Company expects to realize in the future as the deferred tax liabilities reverse.

Net Income:

The Company reported a net loss of $609,000 [per share: $(0.14) basic and diluted] for the first quarter of fiscal 2012, versus a net loss of $178,000 [per share: $(0.04) basic and diluted] for the same period in fiscal 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations-continued

Liquidity and Capital Resources:

Cash flows provided by operations were $0.6 million through the first three months of fiscal 2012, compared to cash used in operations of $1.8 million for the same period last year. Accounts receivable decreased $1.8 million for the first three months of fiscal 2012 while accounts payable increased $2.9 million in the first three months of fiscal 2012 compared to the same period last year, largely due to an increase in the volume of raw materials purchased. Inventories increased $3.6 million, primarily related to a planned build-up in inventory to cover the change out period during the startup of a new component for the canister line in the second quarter and to support customer demand. Depreciation was $0.7 million for the first three months of fiscal 2012.

Net cash used in investing activities was $0.6 million for the first three months of fiscal 2012, primarily related to capital expenditures to support ongoing operational needs.

Net cash used in financing activities was $13,000 for the first three months of fiscal 2012, consisting of $51,000 of cash provided to the Company from borrowing under its revolving credit line to fund a portion of its increased working capital and equipment needs and $63,000 of cash used to make principal payments on a note payable related to a purchase of equipment made in June, 2010.

The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2011, cash recorded on the balance sheet was $9,745.

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

Availability under the facility is based upon specified percentages of eligible accounts receivable and inventory. The credit agreement is unsecured. The credit agreement contains certain covenants, including requirements to maintain a minimum tangible net worth and net income (or net loss) within specified levels. For the fiscal quarter ended December 31, 2011, the Company received a waiver from its lender of compliance with a covenant under its credit agreement requiring it to maintain a specified level of after tax net income. In consideration of the waiver, the Company has agreed to grant a security interest to the lender in its receivables and inventory in a form reasonably acceptable to the lender. The Company is in discussions with its lender to modify financial covenants for future quarters. If the Company is unable to obtain a modification of its covenants for future periods, the Company may require future waivers and there can be no assurance that any such future waivers can be obtained. As of December 31, 2011, the Company was otherwise in compliance with all of its covenants under the credit agreement, as amended.

As of February 10, 2012, the Company had approximately $1.7 million available and $8.3 million outstanding under its revolving credit line pursuant to its credit agreement.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of December 31, 2011.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2011.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TUFCO TECHNOLOGIES, INC.

Date: February 14, 2012	/s/ James F. Robinson
James F. Robinson President and Chief Executive Officer

Date: February 14, 2012	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer