Form 10-K/A
period 2011-09-30
TUFCO TECHNOLOGIES INC
filed 2012-03-30
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 31, 2011, was approximately $6,541,876. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Capital Market on March 31, 2011. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of March 30, 2012 was 4,308,947.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A Amendment No. 1 (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2011 (the “Form 10-K”). The purpose of this Amendment is to file an additional material contract, which was inadvertently omitted from the Form 10-K, as an exhibit to the Form 10-K. This Amendment hereby amends the cover page and Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-K as filed with the SEC on December 29, 2011 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K (i.e., those events occurring after December 29, 2011) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements. Financial statements were attached as an Appendix to the Form 10-K. The index to the consolidated financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted because the information required is included in the consolidated financial statements and notes thereto or are not required for a smaller reporting company.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit Number	Description

	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).

	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).

	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).

	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).

	10.7	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).

	10.11	Amended lease between Bero and McClure Partnership and Tufco LP dated November 22, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006, incorporated by reference herein).

	10.14	Credit Agreement dated May 13, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009, incorporated by reference herein).

	10.15	First Amended and Restated Credit Agreement, dated March 15, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2010, incorporated by reference herein).

	10.16	First Amendment to the Amended and Restated Credit Agreement, dated December 28, 2010 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed December 29, 2010, incorporated by reference herein).

	10.17	Consulting Agreement, dated May 31, 2011, by and between Tufco Technologies, Inc. and Louis LeCalsey, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2011, incorporated by reference herein).

10.18	Employment Agreement, dated May 31, 2011, by and between Tufco Technologies, Inc. and James F. Robinson (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on May 31, 2011, incorporated by reference herein).

10.19	Second Amendment to the First Amended and Restated Credit Agreement, dated June 30, 2011, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2011, incorporated by reference herein).

10.20	Third Amendment to the First Amended and Restated Credit Agreement, dated November 8, 2011, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011, incorporated by reference herein).

10.21	Employment Agreement, effective as of June 30, 2008, by and between Tufco Technologies, Inc. and George Hare (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, incorporated by reference herein).

10.22	*Employment Agreement, effective as of March 27, 2002, by and between Tufco Technologies, Inc. and Michael B. Wheeler.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

18.1	Preferability Letter issued by McGladrey & Pullen, LLP regarding a change in accounting principle (filed as Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, incorporated by reference herein).

21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).

23.1	Consent of McGladrey & Pullen, LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, incorporated by reference herein).

31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of James F. Robinson.

31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James F. Robinson (furnished as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, incorporated by reference herein).

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler (furnished as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, incorporated by reference herein).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on March 30, 2012.

Tufco Technologies, Inc.

By:	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer