Form 10-Q
period 2012-03-31
TUFCO TECHNOLOGIES INC
filed 2012-05-15
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2012
Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2012	2011
Assets
CURRENT ASSETS:
Cash	$9,382	$8,300
Accounts receivable-net	12,084,922	15,362,710
Inventories-net	17,513,866	14,200,576
Prepaid expenses and other current assets	1,023,749	831,000
Deferred income taxes	503,683	503,683

Total current assets	31,135,602	30,906,269

PROPERTY, PLANT AND EQUIPMENT-Net	16,727,250	17,027,006
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	131,137	136,047

TOTAL	$55,205,564	$55,280,897

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Revolving line of credit	$7,032,812	$6,449,133
Current portion of note payable	266,553	259,017
Accounts payable	10,100,057	8,968,222
Accrued payroll, vacation and payroll taxes	680,636	571,319
Other current liabilities	428,858	452,186
Income taxes payable	17,858	17,858

Total current liabilities	18,526,774	16,717,735

LONG-TERM PORTION OF NOTE PAYABLE	632,762	767,950

DEFERRED INCOME TAXES	1,423,537	2,085,432

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value – 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value – 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,567,605	25,549,239
Retained earnings	11,165,256	12,270,911
Treasury stock—399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	34,622,491	35,709,780

TOTAL	$55,205,564	$55,280,897

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2012	2011	2012	2011
NET SALES	$24,139,087	$28,611,305	$49,815,687	$52,772,415
COST OF SALES	23,416,364	26,885,917	48,658,621	49,944,150

GROSS PROFIT	722,723	1,725,388	1,157,066	2,828,265

OPERATING EXPENSES:
Selling, general & administrative	1,444,468	1,488,842	2,791,138	2,828,759

OPERATING (LOSS) INCOME	(721,745)	236,546	(1,634,072)	(494)
OTHER (EXPENSE) INCOME:
Interest expense	(69,673)	(67,900)	(137,264)	(132,265)
Interest income and other income	54	31,122	7,933	48,287

(LOSS) INCOME BEFORE INCOME TAXES	(791,364)	199,768	(1,763,403)	(84,472)
INCOME TAX (BENEFIT) EXPENSE	(295,178)	74,513	(657,748)	(31,508)

NET (LOSS) INCOME	$(496,186)	$125,255	$(1,105,655)	$(52,964)

BASIC (LOSS) INCOME PER SHARE:
Net (Loss) Income	$(0.12)	$0.03	$(0.26)	$(0.01)

DILUTED (LOSS) INCOME PER SHARE:
Net (Loss) Income	$(0.12)	$0.03	$(0.26)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947	4,308,947	4,308,947
Diluted	4,308,947	4,309,609	4,308,947	4,308,947

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED March 31,
OPERATING ACTIVITIES	2012	2011
Net loss	$(1,105,655)	$(52,964)

Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	1,473,053	1,438,822
Deferred income taxes	(661,895)	(33,510)
Stock-based compensation expense	18,366	11,316
Changes in operating working capital:
Accounts receivable	3,277,788	1,639,355
Inventories	(3,313,290)	(3,720,250)
Prepaid expenses and other assets	(187,839)	(101,522)
Accounts payable	1,131,835	(204,506)
Accrued and other current liabilities	85,989	288,586
Income taxes receivable	—	87

Net cash provided by (used in) operating activities	718,352	(734,586)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,173,297)	(809,528)

Net cash used in investing activities	(1,173,297)	(809,528)

FINANCING ACTIVITIES
Net borrowings of revolving debt	583,679	1,664,296
Principal payments of note payable	(127,652)	(120,534)

Net cash provided by financing activities	456,027	1,543,762

NET INCREASE (DECREASE) IN CASH	1,082	(352)

CASH:
Beginning of period	8,300	7,899

End of period	$9,382	$7,547

NONCASH SUPPLEMENTAL INFORMATION:

Change in construction payable	$—	$62,015

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended March 31, 2012 and 2011

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and six month periods ended March 31, 2012 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2011 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at March 31, 2012 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. There was no effect for the three months ended March 31, 2012 and the effect was 662 shares for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, options to purchase 236,225 and 294,625 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. During the six months ended March 31, 2012 and 2011, options to purchase 236,225 and 296,650 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4.	Inventories

Inventories consist of the following:

	March 31, 2012	September 30, 2011
Raw materials	$13,238,398	$10,908,178
Finished goods	4,275,468	3,292,398

Total inventories	$17,513,866	$14,200,576

Notes to condensed consolidated financial statements—(continued)

5.	Goodwill

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

At Contract Manufacturing, reduced sales volume, shifts in product sales mix and operating inefficiencies resulted in reduced gross profit. The Business Imaging segment continues to experience increased paper costs, which have resulted in reduced gross profit. These factors at the reporting units have contributed to recurring losses for the Company as a whole. The impact of increased paper costs on gross profit has lasted longer than expected, although management still believes it to be temporary. However, a recently implemented price increase is expected to improve margins. The Company continues to focus on increasing sales volume, improving product sales mix, new product development and cost reduction activities. Some of these initiatives and activities have required start-up or one-time expenses. Business conditions have required that the Company review its estimates in the second quarter, including short-term forecasting, customer backlog, and profit initiatives.

Management noted no indicators of impairment existed during the three months and six months ended March 31, 2012, which indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. Although management’s plans and projections over the long-term have not changed, if the initiatives implemented in the second quarter do not improve operations as expected in the third quarter, it will have to reconsider whether impairment has occurred and accelerate testing during the next interim period.

6.	Revolving Line of Credit

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

On April 3, 2012, the Company entered into a Commercial Security Agreement in favor of the lender to secure obligations under the First Amended and Restated Credit Agreement. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company.

For the fiscal quarter ended March 31, 2012, the Company received a waiver from its lender of compliance with a covenant under its credit agreement requiring it to maintain a specified level of after tax net income. In consideration of the waiver, the Company has agreed to grant a security interest in substantially all of the assets of Tufco, L.P. to the lender in a form reasonably acceptable to the lender. The Company may require a modification or waiver of this financial covenant for future quarters. The inability to either obtain any such required modification or waiver or to refinance its credit facility, is likely to have a material adverse effect on the financial condition of the Company.

As of March 31, 2012, the Company had approximately $3.0 million available and $7.0 million outstanding under its revolving credit line pursuant to its credit agreement.

Notes to condensed consolidated financial statements—(continued)

7.	Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets include recognition of operating losses that are available to offset future taxable income. Valuation allowances are recorded when, based on an evaluation of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized.

As a result of the taxable loss generated for the three and six months ended March 31, 2012, the Company has recorded a long-term deferred tax asset for net operating loss carryforwards. The Company has not recorded a valuation allowance against its deferred tax assets as of March 31, 2012 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities. The assessment of a valuation allowance is an estimate and changes in future taxable income or loss can result in change in the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur. If the Company continues to experience operating losses, it is possible that it will be necessary to reconsider its expected reversal patterns and whether the offset of the net operating loss carryforward and the deferred tax liability is still appropriate.

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

Notes to condensed consolidated financial statements—(continued)

Three Months Ended	Contract	Business	Corporate
March 31, 2012	Manufacturing	Imaging	and Other	Consolidated
Net sales	$17,761,414	$6,377,673	$—	$24,139,087
Gross profit	548,374	174,349	—	722,723
Operating income (loss)	199,280	(178,541)	(742,484)	(721,745)
Depreciation and amortization expense	701,792	36,615	122	738,529
Capital expenditures	582,655	4,708	—	587,363

Three Months Ended	Contract	Business	Corporate
March 31, 2011	Manufacturing	Imaging	and Other	Consolidated
Net sales	$22,351,204	$6,260,101	$—	$28,611,305
Gross profit	1,379,321	346,067	—	1,725,388
Operating income (loss)	940,107	3,868	(707,429)	236,546
Depreciation and amortization expense	693,329	29,495	123	722,947
Capital expenditures	438,167	103,686	—	541,853

Six Months Ended	Contract	Business	Corporate
March 31, 2012	Manufacturing	Imaging	And Other	Consolidated
Net sales	$35,886,023	$13,929,664	$—	$49,815,687
Gross profit	717,893	439,173	—	1,157,066
Operating income (loss)	19,706	(234,119)	(1,419,659)	(1,634,072)
Depreciation and amortization expense	1,399,221	73,587	245	1,473,053
Capital expenditures	1,168,589	4,708	—	1,173,297

Six Months Ended	Contract	Business	Corporate
March 31, 2011	Manufacturing	Imaging	And Other	Consolidated
Net sales	$40,947,964	$11,824,451	$—	$52,772,415
Gross profit	2,195,257	633,008	—	2,828,265
Operating income (loss)	1,357,200	(3,092)	(1,354,602)	(494)
Depreciation and amortization expense	1,379,065	59,435	322	1,438,822
Capital expenditures	580,667	228,861	—	809,528

Notes to condensed consolidated financial statements—(continued)

	Contract	Business	Corporate
March 31, 2012	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$13,433,035	$4,080,831	$—	$17,513,866
Property, plant and equipment-net	14,747,262	1,977,937	2,051	16,727,250
Accounts receivable and other (including goodwill)	14,451,323	5,868,923	644,202	20,964,448

Total assets	$42,631,620	$11,927,691	$646,253	$55,205,564

	Contract	Business	Corporate
September 30, 2011	Manufacturing	Imaging	and Other	Consolidated
Assets:
Inventories-net	$11,010,125	$3,190,451	$—	$14,200,576
Property, plant and equipment-net	14,977,893	2,046,816	2,297	17,027,006
Accounts receivable and other (including goodwill)	16,837,134	6,568,152	648,029	24,053,315

Total assets	$42,825,152	$11,805,419	$650,326	$55,280,897

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2012 results in comparison to fiscal 2011 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the slow economic recovery from the recent economic downturn, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s ability to extend or refinance its credit facility upon expiration, the Company’s ability to return to profitability and then continue to improve profitability, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change
	2012	2011	$	%	2012	2011	$	%
Net Sales	$24,139	$28,611	$(4,472)	(16%)	$49,816	$52,772	$(2,956)	(6%)

Gross Profit	723	1,725	(1,002)	(58%)	1,157	2,828	(1,671)	(59%)
	3.0%	6.0%			2.3%	5.4%

Operating Expenses	1,444	1,489	(45)	(3%)	2,791	2,829	(38)	(1%)
	6.0%	5.2%			5.6%	5.4%

Operating (Loss) Income	(721)	237	(958)	NM	(1,634)	(1)	(1,633)	NM
	(3.0%)	0.8%			(3.3%)	0.0%

Interest and Other-Net	70	37	33	89%	129	84	45	54%
	0.3%	0.1%			0.3%	0.2%

(Loss) Income Before Income Taxes	(791)	200	(991)	NM	(1,763)	(84)	(1,679)	NM
	(3.3%)	0.7%			(3.5%)	(0.2%)

Income Tax (Benefit) Expense	(295)	75	(370)	NM	(658)	(31)	(627)	NM
	(1.2%)	0.3%			(1.3%)	(0.1%)

Net (Loss) Income	$(496)	$125	(621)	NM	$(1,105)	$(53)	(1,052)	NM
	(2.1%)	0.4%			(2.2%)	(0.1%)

Basic and Diluted (Loss)
Income Per Share	$(0.12)	$0.03			$(0.26)	$(0.01)

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended
	March 31,
	2012		2011		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$17,761	74%	$22,351	78%	$(4,590)	(21%)
Business Imaging paper products	6,378	26	6,260	22	118	2%

Net Sales	$24,139	100%	$28,611	100%	$(4,472)	(16%)

	2012		2011		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$549	3%	$1,379	6%	$(830)	(60%)
Business Imaging paper products	174	3%	346	6%	(172)	(50%)

Gross Profit	$723	3%	$1,725	6%	$(1,002)	(58%)

	Six Months Ended
	March 31,
	2012		2011		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$35,886	72%	$40,948	78%	$(5,062)	(12%)
Business Imaging paper products	13,930	28	11,824	22	2,106	18%

Net Sales	$49,816	100%	$52,772	100%	$(2,956)	(6%)

	2012		2011		Period-to-Period
		Margin		Margin	Change
	Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$718	2%	$2,195	5%	$(1,477)	(67%)
Business Imaging paper products	439	3%	633	5%	(194)	(31%)

Gross Profit	$1,157	2%	$2,828	5%	$(1,671)	(59%)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Net Sales:

Consolidated net sales decreased $4.5 million (16%) to $24.1 million in the second quarter of fiscal 2012, when compared to the same period last year. This was due to a decrease of $4.6 million (21%) in the Contract Manufacturing segment and a slight increase of $0.1 million (2%) in the Business Imaging segment.

For the six months ended March 31, 2012, net sales decreased $2.9 million (6%) when compared to the first six months of fiscal 2011. This was due to a decrease of $5.0 million (12%) in the Contract Manufacturing segment and an increase of $2.1 million (18%) in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its revenue. One customer accounted for 17% of the Company’s total net sales in the second quarter of fiscal 2012 compared to 19% for the same period in fiscal 2011. This same customer accounted for 18% of the Company’s total net sales in the first six months of fiscal 2012, compared to 20% for the same period last year. The other significant customer accounted for 27% of the Company’s total net sales in the second quarter of fiscal 2012 compared to 37% for the same period in fiscal 2011. This customer accounted for 26% of the Company’s total net sales in the first six months of fiscal 2012 compared to 37% for the same period last year.

In Contract Manufacturing, the decrease in sales was the result of reduced sales volume and shifts in the segment’s product sales mix. In Business Imaging, the increase in sales was the result of increased sales to several of the segments Hamco Distributors and direct customers.

Gross Profit:

Consolidated gross profit decreased $1.0 million (58%) for the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011. This was due to a decrease of $0.8 million (60%) in the Contract Manufacturing segment and a decrease of $0.2 million (50%) in the Business Imaging segment.

For the six months ended March 31, 2012, gross profit decreased $1.7 million (59%) when compared to the same period last year. This was due to a decrease of $1.5 million (67%) in the Contract Manufacturing segment and a decrease of $0.2 million (31%) in the Business Imaging segment.

At Contract Manufacturing, reduced sales volume, shifts in product sales mix and operating inefficiencies resulted in reduced gross profit. The Business Imaging segment continues to experience increased paper costs, which have resulted in reduced gross profit. However, a recently implemented price increase is expected to improve margins. The Company continues to focus on increasing sales volume, improving product sales mix, new product development and cost reduction activities. Some of these initiatives and activities have required start-up or one-time expenses.

Operating Expenses:

Selling, general and administrative expenses decreased $45,000 (3%) for the second quarter of fiscal 2012 when compared to the same period in fiscal 2011, and decreased $38,000 (1%) when compared to the first six months of fiscal 2011 as a result of the Company’s overall cost reduction activities.

Interest Expense and Other Income (Expense) net:

Interest expense and other income increased $33,000 to $70,000 for the second quarter of fiscal 2012 when compared to the same period in fiscal 2011 and increased $45,000 to $129,000 for the first six months of fiscal 2012 when compared to the same period in fiscal 2011 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Income Tax (Benefit) Expense:

Income tax benefit for the second quarter of fiscal 2012 was $295,000, compared to an income tax expense of $75,000 for the same period of fiscal 2011. For the first six months of fiscal 2012, the Company had an income tax benefit of $658,000 compared to an income tax benefit of $31,000 for the same period of fiscal 2011. The income tax expense recognized in the second quarter of fiscal 2011 was the result of increased profits. The income tax benefit for the first six months of 2012 represents a net operating loss carryforward that the Company expects to realize in the future as the deferred tax liabilities reverse.

Net Income:

The Company reported a net loss of $496,000 [per share: $(0.12) basic and diluted] for the second quarter of fiscal 2012, versus net income of $125,000 [per share: $0.03 basic and diluted] for the same period in fiscal 2011. For the six months ended March 31, 2012, the net loss was $1,106,000 [per share: $(0.26) basic and diluted] compared to a net loss of $53,000 [per share: $(0.01) basic and diluted] for the first six months of fiscal 2011.

Liquidity and Capital Resources:

Cash flows provided by operations were $0.7 million through the first six months of fiscal 2012, compared to cash used in operations of $0.7 million for the same period last year. Accounts receivable decreased $3.3 million for the first six months of fiscal 2012 while accounts payable increased $1.1 million in the first six months of fiscal 2012 compared to the same period last year, largely due to an increase in the volume of raw materials purchased. Inventories increased $3.3 million, primarily related to a planned build-up in inventory to cover the change out period during the startup of a new component for the canister line in the second quarter and longer lead times in the supply change. Depreciation was $1.5 million for the first six months of fiscal 2012.

Net cash used in investing activities was $1.2 million for the first six months of fiscal 2012, primarily related to capital expenditures to support ongoing operational needs.

Net cash provided by financing activities was $456,000 for the first six months of fiscal 2012, consisting of $584,000 of cash provided to the Company from borrowing under its revolving credit line to fund a portion of its increased working capital and equipment needs and $128,000 of cash used to make principal payments on a note payable related to a purchase of equipment made in June, 2010.

The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of March 31, 2012, cash recorded on the balance sheet was $9,382.

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

On April 3, 2012, the Company entered into a Commercial Security Agreement in favor of the lender to secure obligations under the First Amended and Restated Credit Agreement. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company.

For the fiscal quarter ended March 31, 2012, the Company received a waiver from its lender of compliance with a covenant under its credit agreement requiring it to maintain a specified level of after tax net income. In consideration of the waiver, the Company has agreed to grant a security interest in substantially all of the assets of Tufco, L.P. to the lender in a form reasonably acceptable to the lender. The Company may require a modification or waiver of this financial covenant for future quarters. The inability to either obtain any such required modification or waiver or to refinance its credit facility, is likely to have a material adverse effect on the financial condition of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

As of May 14, 2012, the Company had approximately $2.2 million available and $7.8 million outstanding under its revolving credit line pursuant to its credit agreement.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of March 31, 2012, assuming the Company is able to extend or refinance its credit agreement upon expiration.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2012.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.

ITEM 1A.	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Report Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.

Date: May 15, 2012	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer

Date: May 15, 2012	/s/ Michael B. Wheeler
Michael B. Wheeler Executive Vice President, Chief Financial Officer and Chief Operating Officer