Form 10-Q
period 2012-06-30
TUFCO TECHNOLOGIES INC
filed 2012-08-14
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2012
Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	September 30, 2011
Assets
CURRENT ASSETS:
Cash	$5,284	$8,300
Accounts receivable-net	14,860,737	15,362,710
Inventories-net	16,803,856	14,200,576
Prepaid expenses and other current assets	209,063	831,000
Deferred income taxes	503,683	503,683

Total current assets	32,382,623	30,906,269

PROPERTY, PLANT AND EQUIPMENT–Net	16,376,808	17,027,006
GOODWILL	7,211,575	7,211,575
OTHER ASSETS–Net	128,683	136,047

TOTAL	$56,099,689	$55,280,897

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Revolving line of credit	$7,086,200	$6,449,133
Current portion of note payable	270,403	259,017
Accounts payable	9,953,504	8,968,222
Accrued payroll, vacation and payroll taxes	595,579	571,319
Other current liabilities	528,191	452,186
Income taxes payable	17,858	17,858

Total current liabilities	18,451,735	16,717,735

LONG-TERM PORTION OF NOTE PAYABLE	563,700	767,950

DEFERRED INCOME TAXES	1,799,742	2,085,432

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value – 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value – 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,582,262	25,549,239
Retained earnings	11,812,620	12,270,911
Treasury stock - 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	35,284,512	35,709,780

TOTAL	$56,099,689	$55,280,897

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED June 30,		NINE MONTHS ENDED June 30,
	2012	2011	2012	2011
NET SALES	$28,528,365	$27,985,952	$78,344,052	$80,758,367
COST OF SALES	25,954,772	26,591,816	74,613,393	76,535,966

GROSS PROFIT	2,573,593	1,394,136	3,730,659	4,222,401

OPERATING EXPENSES:
Selling, general & administrative	1,472,053	1,436,286	4,263,191	4,265,045

OPERATING INCOME (LOSS)	1,101,540	(42,150)	(532,532)	(42,644)
OTHER (EXPENSE) INCOME:
Interest expense	(69,133)	(65,883)	(206,397)	(198,148)
Interest income and other income	71	943	8,004	49,230

INCOME (LOSS) BEFORE INCOME TAXES	1,032,478	(107,090)	(730,925)	(191,562)
INCOME TAX EXPENSE (BENEFIT)	385,114	(39,945)	(272,634)	(71,453)

NET INCOME (LOSS)	$647,364	$(67,145)	$(458,291)	$(120,109)

BASIC INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.15	$(0.02)	$(0.11)	$(0.03)

DILUTED INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.15	$(0.02)	$(0.11)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947	4,308,947	4,308,947
Diluted	4,309,721	4,308,947	4,308,947	4,308,947

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(458,291)	$(120,109)
Noncash items in net loss:
Depreciation and amortization of property, plant and equipment	2,214,658	2,175,716
Deferred income taxes	(285,690)	(80,243)
Stock-based compensation expense	33,023	28,772
Changes in operating working capital:
Accounts receivable	501,973	1,617,057
Inventories	(2,603,280)	(2,848,192)
Prepaid expenses and other assets	629,301	(386,745)
Accounts payable	985,282	(2,077,736)
Accrued and other current liabilities	100,265	116,028
Income taxes receivable	—	87

Net cash provided by (used in) operating activities	1,117,241	(1,575,365)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,564,460)	(1,232,259)

Net cash used in investing activities	(1,564,460)	(1,232,259)

FINANCING ACTIVITIES
Net borrowings of revolving debt	637,067	2,990,292
Principal payments of note payable	(192,864)	(183,430)

Net cash provided by financing activities	444,203	2,806,862

NET DECREASE IN CASH	(3,016)	(762)

CASH:
Beginning of period	8,300	7,899

End of period	$5,284	$7,137

NONCASH SUPPLEMENTAL INFORMATION:
Change in construction payable	$—	$7,873

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended June 30, 2012 and 2011

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month and nine month periods ended June 30, 2012 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2011 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at June 30, 2012 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year. The effect was 774 shares for the three months ended June 30, 2012 and there was no effect for the three months ended June 30, 2011. During the three months ended June 30, 2012 and 2011, options to purchase 242,725 and 275,000 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. During the nine months ended June 30, 2012 and 2011, options to purchase 238,725 and 293,000 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4.	Inventories

Inventories consist of the following:

	June 30, 2012	September 30, 2011
Raw materials	$11,056,492	$10,908,178
Finished goods	5,747,364	3,292,398

Total inventories	$16,803,856	$14,200,576

Notes to condensed consolidated financial statements— (continued)

5.	Goodwill

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

At the Green Bay Contract Manufacturing segment, increased sales volume and operational cost reductions during the quarter contributed to improved operating profit. The Newton Business Imaging segment generated improved gross profit due to reduced manufacturing costs. The Company continues its commitment to growing sales volume, improving product sales mix and reducing operational costs.

Management determined that no indicators of impairment existed during the three months and nine months ended June 30, 2012 to indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. At the time of filing, the Company is in the process of performing its annual goodwill impairment test.

6.	Revolving Line of Credit

The Company amended its credit agreement effective July 31, 2012 to extend its maturity date to June 30, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for fiscal years 2012 and 2013. However, there can be no assurances that the Company will be able to maintain such specified minimum levels of after tax net income in such years. The amount available for borrowing under the revolving line of credit facility was increased to $10.5 million subject to borrowing base limitations as defined in the agreement. The amendment also limits capital expenditures as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

On April 3, 2012, the Company entered into a Commercial Security Agreement in favor of the lender to secure obligations under the First Amended and Restated Credit Agreement. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company.

As of June 30, 2012, the Company had approximately $2.9 million available and $7.1 million outstanding under its revolving credit line pursuant to its credit agreement.

Notes to condensed consolidated financial statements— (continued)

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

As a result of the taxable loss generated for the nine months ended June 30, 2012, the Company has recorded a long-term deferred tax asset for net operating loss carryforwards. The Company has not recorded a valuation allowance against its deferred tax assets as of June 30, 2012 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the book income generated in the third quarter of fiscal 2012. The assessment of a valuation allowance is an estimate and changes in future taxable income or loss can result in change in the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur. If the Company continues to experience operating losses, it is possible that it will be necessary to reconsider its expected reversal patterns and whether the offset of the net operating loss carryforward and the deferred tax liability is still appropriate.

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

Notes to condensed consolidated financial statements— (continued)

Three Months Ended June 30, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$22,084,775	$6,443,590	$—	$28,528,365
Gross profit	2,161,526	412,067	—	2,573,593
Operating income (loss)	1,825,022	71,748	(795,230)	1,101,540
Depreciation and amortization expense	704,981	36,624	—	741,605
Capital expenditures	391,163	—	—	391,163

Three Months Ended June 30, 2011	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$21,566,135	$6,419,817	$—	$27,985,952
Gross profit	1,070,618	323,518	—	1,394,136
Operating income (loss)	659,643	6,668	(708,461)	(42,150)
Depreciation and amortization expense	702,308	34,463	123	736,894
Capital expenditures	313,042	109,689	—	422,731

Nine Months Ended June 30, 2012	Contract Manufacturing	Business Imaging	Corporate And Other	Consolidated
Net sales	$57,970,798	$20,373,254	$—	$78,344,052
Gross profit	2,879,419	851,240	—	3,730,659
Operating income (loss)	1,844,729	(162,371)	(2,214,890)	(532,532)
Depreciation and amortization expense	2,104,203	110,210	245	2,214,658
Capital expenditures	1,559,752	4,708	—	1,564,460

Nine Months Ended June 30, 2011	Contract Manufacturing	Business Imaging	Corporate And Other	Consolidated
Net sales	$62,514,099	$18,244,268	$—	$80,758,367
Gross profit	3,265,876	956,525	—	4,222,401
Operating income (loss)	2,016,844	3,576	(2,063,064)	(42,644)
Depreciation and amortization expense	2,081,374	93,897	445	2,175,716
Capital expenditures	893,709	338,550	—	1,232,259

Notes to condensed consolidated financial statements— (continued)

June 30, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$12,573,510	$4,230,346	$—	$16,803,856
Property, plant and equipment-net	14,433,442	1,941,315	2,051	16,376,808
Accounts receivable and other (including goodwill)	16,538,636	5,742,739	637,650	22,919,025

Total assets	$43,545,588	$11,914,400	$639,701	$56,099,689

September 30, 2011	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$11,010,125	$3,190,451	$—	$14,200,576
Property, plant and equipment-net	14,977,893	2,046,816	2,297	17,027,006
Accounts receivable and other (including goodwill)	16,837,134	6,568,152	648,029	24,053,315

Total assets	$42,825,152	$11,805,419	$650,326	$55,280,897

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2012 results in comparison to fiscal 2011 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the slow economic recovery from the continued economic downturn, the Company’s inability to benefit from any general economic improvements, material increases in the cost of raw materials, competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s ability to extend or refinance its credit facility upon expiration, the Company’s ability to sustain profitable operations, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, and the Company’s ability to improve the run rates for its products. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations–Continued

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Nine Months Ended		Period-to-Period
	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Net Sales	$28,528	$27,986	$542	2%	$78,344	$80,758	$(2,414)	(3%)

Gross Profit	2,573	1,394	1,179	85%	3,731	4,222	(491)	(12%)
	9.0%	5.0%			4.8%	5.2%

Operating Expenses	1,472	1,436	36	3%	4,263	4,265	(2)	—
	5.2%	5.1%			5.4%	5.3%

Operating Income (Loss)	1,101	(42)	1,143	NM	(533)	(43)	(490)	NM
	3.9%	(0.2%)			(0.7%)	(0.1%)

Interest and Other-Net	69	65	4	6%	198	149	49	33%
	0.2%	0.2%			0.3%	0.2%

Income (Loss) Before Income Taxes	1,032	(107)	1,139	NM	(731)	(192)	(539)	NM
	3.6%	(0.4%)			(0.9%)	(0.2%)

Income Tax Expense (Benefit)	385	(40)	425	NM	(273)	(71)	(202)	NM
	1.3%	(0.1%)			(0.3%)	(0.1%)

Net Income (Loss)	$647	$(67)	714	NM	$(458)	$(120)	(338)	NM
	2.3%	(0.2%)			(0.6%)	(0.1%)

Basic and Diluted Income (Loss) Per Share	$0.15	$(0.02)			$(0.11)	$(0.03)

NM = Not Meaningful

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations–Continued

Three Months Ended
June 30,
2012	2011	Period-to-Period
% of	% of	Change
Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$22,085	77%	$21,566	77%	$519	2%
Business Imaging paper products	6,443	23	6,420	23	23	0.4%

Net Sales	$28,528	100%	$27,986	100%	$542	2%

2012	2011	Period-to-Period
Margin	Margin	Change
Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$2,161	10%	$1,071	5%	$1,090	102%
Business Imaging paper products	412	6%	323	5%	89	28%

Gross Profit	$2,573	9%	$1,394	5%	$1,179	85%

Nine Months Ended
June 30,
2012	2011	Period-to-Period
% of	% of	Change
Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing and printing	$57,971	74%	$62,514	77%	$(4,543)	(7%)
Business Imaging paper products	20,373	26	18,244	23	2,129	12%

Net Sales	$78,344	100%	$80,758	100%	$(2,414)	(3%)

2012	2011	Period-to-Period
Margin	Margin	Change
Amount	%	Amount	%	$	%
Gross Profit
Contract Manufacturing and printing	$2,880	5%	$3,266	5%	$(386)	(12%)
Business Imaging paper products	851	4%	956	5%	(105)	(11%)

Gross Profit	$3,731	5%	$4,222	5%	$(491)	(12%)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations–Continued

Net Sales:

Consolidated net sales increased $0.5 million (2%) to $28.5 million in the third quarter of fiscal 2012, when compared to the same period last year. This was primarily due to an increase of $0.5 million (2%) in the Contract Manufacturing segment and a slight increase of $23,000 (0.4%) in the Business Imaging segment.

For the nine months ended June 30, 2012, net sales decreased $2.4 million (3%) when compared to the first nine months of fiscal 2011. This was due to a decrease of $4.5 million (7%) in the Contract Manufacturing segment and an increase of $2.1 million (12%) in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 16% of the Company’s total net sales in the third quarter of fiscal 2012 compared to 18% for the same period in fiscal 2011. This same customer accounted for 17% of the Company’s total net sales in the first nine months of fiscal 2012, compared to 19% for the same period last year. The other significant customer accounted for 33% of the Company’s total net sales in the third quarter of fiscal 2012 compared to 28% for the same period in fiscal 2011. This customer accounted for 29% of the Company’s total net sales in the first nine months of fiscal 2012 compared to 34% for the same period last year.

Gross Profit:

Consolidated gross profit increased $1.2 million (85%) for the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011. This was due to an increase of $1.1 million (102%) in the Contract Manufacturing segment and an increase of $0.1 million (28%) in the Business Imaging segment.

For the nine months ended June 30, 2012, gross profit decreased $0.5 million (12%) when compared to the same period last year. This was due to a decrease of $0.4 million (12%) in the Contract Manufacturing segment and a decrease of $0.1 million (11%) in the Business Imaging segment.

At the Green Bay Contract Manufacturing segment, increased sales volume and operational cost reductions during the quarter contributed to improved operating profit. The Newton Business Imaging segment generated improved gross profit due to reduced manufacturing costs. The Company continues its commitment to growing sales volume, improving product sales mix and reducing operational costs.

Operating Expenses:

Selling, general and administrative expenses increased $36,000 (3%) for the third quarter of fiscal 2012 when compared to the same period in fiscal 2011, and decreased $2,000 (0.05%) when compared to the first nine months of fiscal 2011 primarily due to an increase in reserves for bad debt.

Interest Expense and Other Income (Expense) net:

Interest expense and other income increased $4,000 to $69,000 for the third quarter of fiscal 2012 when compared to the same period in fiscal 2011 and increased $49,000 to $198,000 for the first nine months of fiscal 2012 when compared to the same period in fiscal 2011 due to higher average debt outstanding as a result of the Company borrowing from its revolving credit line.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations–Continued

Income Tax (Benefit) Expense:

Income tax expense for the third quarter of fiscal 2012 was $385,000, compared to an income tax benefit of $40,000 for the same period of fiscal 2011. For the first nine months of fiscal 2012, the Company had an income tax benefit of $273,000 compared to an income tax benefit of $71,000 for the same period of fiscal 2011. The income tax expense recognized in the third quarter of fiscal 2012 was the result of increased profits. The income tax benefit for the first nine months of 2012 represents a net operating loss carryforward that the Company expects to realize in the future as the deferred tax liabilities reverse.

Net Income:

The Company reported net income of $647,000 [per share: $0.15 basic and diluted] for the third quarter of fiscal 2012, versus a net loss of $67,000 [per share: $(0.02) basic and diluted] for the same period in fiscal 2011. For the nine months ended June 30, 2012, the net loss was $458,000 [per share: $(0.11) basic and diluted] compared to a net loss of $120,000 [per share: $(0.03) basic and diluted] for the first nine months of fiscal 2011.

Liquidity and Capital Resources:

Cash flows provided by operations were $1.1 million through the first nine months of fiscal 2012, compared to cash used in operations of $1.6 million for the same period last year. Accounts receivable decreased $502,000 for the first nine months of fiscal 2012 while accounts payable increased $985,000 in the first nine months of fiscal 2012 compared to the same period last year, largely due to an increase in the volume of raw material purchased. Inventories increased $2.6 million, primarily related to a planned build-up in inventory to cover the change out period during the startup of a new component for a production line in the second quarter and longer lead times in the supply chain. Depreciation was $2.2 million for the first nine months of fiscal 2012.

Net cash used in investing activities was $1.6 million for the first nine months of fiscal 2012, primarily related to capital expenditures to support ongoing operational needs.

Net cash provided by financing activities was $444,000 for the first nine months of fiscal 2012, consisting of $637,000 of cash provided to the Company from borrowing under its revolving credit line to fund a portion of its increased working capital and equipment needs and $193,000 of cash used to make principal payments on a note payable related to a purchase of equipment made in June, 2010.

The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2012, cash recorded on the balance sheet was $5,284.

The Company amended its credit agreement effective July 31, 2012 to extend its maturity date to June 30, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for fiscal years 2012 and 2013. However, there can be no assurances that the Company will be able to maintain such specified minimum levels of after tax net income in such years. The amount available for borrowing under the revolving line of credit facility was increased to $10.5 million subject to borrowing base limitations as defined in the agreement. The amendment also limits capital expenditures as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

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

As of August 13, 2012, the Company had approximately $3.6 million available and $6.9 million outstanding under its revolving credit line pursuant to its credit agreement.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of June 30, 2012, assuming the Company is able to extend or refinance its credit agreement upon expiration.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2012.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.

ITEM 1A.	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

10.1	Commercial Security Agreement by Tufco, L.P., in favor of JPMorgan Chase Bank N.A., dated April 3, 2012.*

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tufco Technologies, Inc. on April 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.

Date: August 14, 2012	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer

Date: August 14, 2012	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and
Chief Operating Officer