Form 10-Q/A
period 2012-06-30
TUFCO TECHNOLOGIES INC
filed 2012-09-13
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 14, 2012 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 14, 2012) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification furnished Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	These exhibits were previously included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.
(2)	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUFCO TECHNOLOGIES, INC.

Date: September 13, 2012	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer

Date: September 13, 2012	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and
Chief Operating Officer