Form 10-K
period 2012-09-30
TUFCO TECHNOLOGIES INC
filed 2012-12-28
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

    Yes  ☐    No  ☑

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 30, 2012, was approximately $5,451,563. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Global Market on March 30, 2012. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 14, 2012 was 4,308,947.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1—BUSINESS

General

Tufco Technologies, Inc. (“Tufco” or the “Company”), founded in 1992, provides integrated manufacturing services including wet wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, quality and microbiological process management, and manufactures and distributes business imaging paper products.

The Company has become a leading provider of contract manufacturing and specialty printing services, and supplier of value-added custom paper products. The Company’s principal executive offices are located at 3161 South Ridge Road, Green Bay, WI 54304/PO Box 23500, Green Bay, WI 54305-3500, and its telephone number is (920) 336-0054.

Products and Services

The Company markets its products and services through two market segments: Contract Manufacturing and Business Imaging. Tufco conducts operations from two manufacturing and distribution locations in Green Bay, Wisconsin and Newton, North Carolina.

Contract Manufacturing

Tufco has contract manufacturing capability at its Green Bay, Wisconsin location.

The Company’s products and services provided at its Green Bay, Wisconsin facility include wet wipe converting, wide web flexographic printing, hot melt adhesive laminating, folding, integrated downstream packaging, quality, formulation development, blending and microbiological process management. The facility manufactures products from a wide array of materials, including polyethylene films, nonwovens, paper and tissue. Products include disposable wet wipes for home, personal care and automotive use, flexible packaging and disposable table covers.

The Company invested in its first wipes converting asset in December 2002. It has grown to be a leading provider of branded contract wet wipes in North America. Since 2004, the Company has invested heavily to expand the capabilities and capacity of its wipes converting. These wipe converting assets can produce a variety of products and include a broad variety of folding options, count versatility and integrated downstream packaging. In fiscal 2009, the Company installed a new canister line. This line allows for a wide range of roll diameters and is complemented with automated downstream filling and packaging to support growth in the expanding disposable nonwovens wipes market. In fiscal 2010, the Company added the capability to formulate and blend its own solutions for wet applications.

The Company’s Green Bay, Wisconsin facility also offers wide web flexographic printing services. The Company offers wide web flexographic printing and focuses on products such as paper and poly table covers, flexible packaging used in retail products and nonwovens which are used in feminine care, home cleaning and incontinence products. The Company has two 8-color flexographic printing presses capable of printing solvent and water-based inks, 62” print width at speeds up to 1,500 feet per minute and offers repeat sizes ranging from 15-3/4” to 47-1/4”. The Green Bay flexographic presses can print on a wide range of media from lightweight tissue or nonwoven to heavyweight paperboard, films and foils. Additional converting equipment that supports the flexographic presses includes folding and packaging of finished printed goods such as poly and paper table covers. Also, materials can be printed roll-to-roll at the Company and then sent to the customer for converting. See Note 11 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.

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

The Company previously held a lease on a 4,800 sq. ft. facility in Las Vegas, Nevada, which was to expire on November 30, 2012. Under an agreement with the lessor and a third party, the third party assumed responsibility for the remaining term of the lease on August 1, 2012. The Company distributes from its Newton facility a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 30 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers and fine vellums.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2011 through fiscal 2012.

Manufacturing and Operations

With regard to its Contract Manufacturing operations, the Company either utilizes product specifications provided by its customers or works with its customers to develop specifications which meet customer requirements. Generally, the product begins with base materials such as nonwovens, papers, or polyethylene films. In Contract Manufacturing, customers request that the Company purchase raw materials and pass the cost plus an administration fee through the sales price. The Company applies one or more of its contract converting or specialty printing services to add value to these materials.

The Company’s efforts to grow have been supported by capital investment in machinery and equipment. During the past two years, the Company spent $3.1 million on capital expenditures. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s wet wipes converting and packaging capabilities and its canister line, which allows for a wide range of roll diameters. The Company believes it has sufficient capacity to meet its growth expectations.

The Company’s equipment can produce a wide range of sizes of production output to meet unique customer specifications. The Company’s printing presses perform flexographic processes and print from one to eight colors on webs as wide as 64 inches. The Company’s hot melt adhesive laminating assets allow for high-speed laminating of two unique substrates at widths of up to 120 inches.

Sales and Marketing

Tufco markets its products and services nationally through its 16 full-time sales and customer service employees and 38 manufacturer’s representatives and distributors. The Company’s sales personnel are compensated with a base salary plus an opportunity for an incentive bonus. The Company generally utilizes referrals, prospecting, trade shows and its industry reputation to attract customers.

The Company’s customer base consists of over 250 companies, including multinational consumer products companies and dealers or distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. The Company has contracts for both printing, laminating and converting. One of these contract customers, a multinational consumer products company, accounted for approximately 31% of total sales in fiscal 2012 and 31% of total sales in fiscal 2011. The current contract with this customer expires March 31, 2013. The Company is currently negotiating renewal terms with this customer. There can be no assurance that the contract will be renewed. Another multinational consumer products company accounted for approximately 18% of total sales in fiscal 2012 and 19% of total sales in fiscal 2011. The current contract with this customer has been extended until June 2013. The Company is taking proactive measures to expand its customer base to provide greater breadth of customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, as included in Item 7 of this Report.

Competition

In order to grow based on an outstanding quality and service reputation, the Company has established and continues to provide customers with innovative, full service solutions delivered in a timely and defect free manner. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, product development, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company is a reliable supplier with a consistently high on-time performance rate that makes it the contract manufacturing partner of choice for many of its customers. The Company believes that it offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2008 quality certification, a high performance Lean/Six Sigma manufacturing culture, microbiological management and testing, technical expertise and lower overall costs.

Competitors for the Company’s Contract Manufacturing products and services vary based upon the products and services offered. In the Company’s Contract Manufacturing services, the Company believes that relatively few competitors offer a wider range of services or can provide them from a single source. The Company believes it is a leading provider of branded wipes in North America. The Company offers a broad product offering of differing configurations of flat pack and canister wet wipes. With respect to the Company’s specialty printing and converting services, the relevant competition consists primarily of numerous small regional companies. Management believes that the Company’s capabilities in Contract Manufacturing and specialty printing give it the flexibility, diversity, and capacity to compete effectively on a national basis with large companies and locally with smaller regional companies. The Company does not believe foreign competition is significant at this time in Contract Manufacturing and specialty printing. In the wet wipe market, the Company believes it has built a strong reputation with nationally recognized consumer and industrial products market leaders. The Company strongly abides by stringent security and confidentiality practices and provides turn-key solutions to introduce new and innovative products that respond to consumer demands for applications that are easy to use, disposable, convenient and cost effective.

The Company operates highly technical manufacturing processes to meet a variety of customer needs. By virtue of being a customized contract manufacturer, the Company continually engineers and proposes systems to customers and potential customers to solve their manufacturing needs in product rollouts. The Company offers full, value added services such as microbiology assessment and management, and wet wipe, formulation and concentrate testing services that allow the Company to maintain and assure high product integrity. In the products made at Newton, North Carolina, raw materials are readily available, and converting equipment is generally easily purchased. As a result, competition for engineering and transaction papers customers is very strong, primarily from small regional suppliers and large national companies.

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

Product Development and Quality Control (Continued)

The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9001 certification for over eleven years. ISO 9001 is an internationally recognized Quality Management System (QMS) standard. The Green Bay facility has upgraded its QMS to meet the revised ISO 9001:2008 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes, the facility has incorporated current Good Manufacturing Practices (as mandated by the Food and Drug Administration) into its QMS. The Green Bay site is also registered with both the Environmental Protection Agency and the Food and Drug Administration. Each year the site’s QMS is audited by multiple customers and undergoes one third party ISO surveillance audit.

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

Employees

At September 30, 2012, the Company had 293 employees, of whom 222 were employed at its Green Bay, Wisconsin facility, 68 at its Newton, North Carolina facility, 1 in Holyoke, Massachusetts, 1 in Maineville, Ohio and 1 in Dallas, Texas. 292 of such employees are employed by the Company on a full time basis. The Company has a non-union workforce and believes that its relationship with its employees is good.

Working Capital

Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Report under the caption “Liquidity and Capital Resources”.

Class of Products

Financial information for the Contract Manufacturing and the Business Imaging segments is set forth in Note 11 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to the Report.

ITEM 1A – RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2 – PROPERTIES

The Company’s main production and distribution capabilities for Contract Manufacturing and specialty printing are located in Green Bay, Wisconsin. The 243,800 square foot facility (of which approximately 20,700 square feet is used for offices for the facility and the Company’s corporate headquarters) was built in stages from 1980 to 2000 and is owned by the Company. The Company has approximately seven additional acres on which to expand in the future.

The Company leases 42,600 square feet of space in a building contiguous to its Green Bay facility, which is currently used for certain Contract Manufacturing, warehousing, and distribution operations. This property is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. In November 2006, the Company entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party. On November 28, 2012, the Company renewed the lease for a one year term effective April 1, 2013 with three one year renewal options. Rental expense will be reduced to $12,825 per month. If the Company exercises its renewal options, rental expense will increase 2.5% for each renewal period.

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

ITEM 3—LEGAL PROCEEDINGS

The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the range of high and low selling prices for the Common Stock, as reported on the Nasdaq Global Market or Nasdaq Capital Market, as applicable, for the periods indicated:

Fiscal 2011:

	High	Low	Close
Quarter ended December 31, 2010	$3.43	$3.05	$3.20

Quarter ended March 31, 2011	$4.43	$3.08	$3.90

Quarter ended June 30, 2011	$4.24	$3.16	$4.07

Quarter ended September 30, 2011	$4.12	$3.22	$3.69

Fiscal 2012:

	High	Low	Close
Quarter ended December 31, 2011	$3.75	$2.59	$3.33

Quarter ended March 31, 2012	$3.59	$2.93	$3.25

Quarter ended June 30, 2012	$3.90	$2.97	$3.82

Quarter ended September 30, 2012	$4.62	$3.25	$4.25

As of December 14, 2012, there were approximately 79 holders of record of the Common Stock. On December 14, 2012, the last reported sale price of the Common Stock as reported on the Nasdaq Capital Market was $4.77 per share.

The Company has never paid dividends on its Common Stock. The Company’s revolving credit agreement contains certain covenants, including requirements to maintain certain levels of cash flow and restriction on the payment of dividends. The Company does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2012 results in comparison to fiscal 2011 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the slow economic recovery from the continuing economic downturn, the Company’s inability to benefit from any general economic improvements, react to material increases in the cost of raw materials or competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s ability to extend or refinance its credit facility upon expiration, the Company’s ability to sustain profitable operations, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, the Company’s ability to improve the run rates for its products, and changes to regulations governing its operations or other factors beyond the Company’s control. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

General

Tufco is a leader in providing diversified contract wet wipe converting and printing, as well as specialty printing and finishing services and business imaging products. The Company’s business strategy is to continue to place its converting at the leading edge of existing and emerging growth opportunities. The Company works closely with its clients to develop products or perform services, which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.

The Company’s technical proficiencies include wide web flexographic printing, wet wipe converting, hot melt adhesive lamination, folding, integrated downstream packaging and quality and microbiological process management and the manufacture and distribution of business imaging paper products.

Results of Operations

The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2012 (“current year” or “fiscal 2012”) in comparison to the fiscal year ended September 30, 2011 (“prior year” or “fiscal 2011”).

The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of operations to net sales, and (ii) the year-to-year changes in these items:

	Percentage of Net Sales		Year-to-Year Percentage Change
	2012	2011	2012 to 2011
Net sales	100.0%	100.0%	(3%)
Cost of sales	94.6	95.2	(3)

Gross profit	5.4	4.8	11

Selling, general and administrative expenses	5.3	5.2	(1)
Gain on asset sales	(0.1)	0.0	NM

Operating income (loss)	0.2	(0.4)	NM
Interest expense	(0.3)	(0.2)	(1)
Interest income and other income	0.0	0.0	(83)

Loss before income taxes	(0.1)	(0.6)	(88)
Income tax benefit	(0.0)	(0.2)	(88)

Net loss	(0.1%)	(0.4%)	(88%)

NM = Not Meaningful

The components of net sales and gross profit are summarized in the table below (Dollars in millions):

	2012		2011
	Amount	% of Total	Amount	% of Total
Net Sales
Contract Manufacturing	$80.7	75%	$84.5	77%
Business Imaging	26.3	25	25.4	23

Net Sales	$107.0	100%	$109.9	100%

	Amount	Margin %	Amount	Margin %
Gross Profit
Contract Manufacturing	$4.5	6%	$4.0	5%
Business Imaging	1.3	5%	1.2	5%

Gross profit	$5.8	5%	$5.2	5%

Fiscal Year Ended September 30, 2012 Compared to September 30, 2011

Net Sales for fiscal 2012 decreased $2.9 million (3%) from net sales for fiscal 2011, due to a $3.8 million (4%) decrease in the Contract Manufacturing segment partially offset by a $0.9 million (4%) increase in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 31% of the Company’s total sales in fiscal 2012, compared to 31% in fiscal 2011. The second customer accounted for 18% of the Company’s total sales in fiscal 2012, compared to 19% in fiscal 2011.

Gross profit for fiscal 2012 increased $0.6 million (11%) and gross profit margin remained unchanged at 5% compared to fiscal 2011. The gross profit for fiscal 2012 in the Contract Manufacturing segment increased $0.5 million (13%) compared to fiscal 2011 and the gross profit margin increased to 6% in fiscal 2012 from 5% in fiscal 2011. The Business Imaging segment experienced an increase of $43,000 (3%) in gross profit while the gross profit margin remained unchanged at 5% compared to fiscal 2011.

The fiscal year 2012 generated improved profitability at both operations. The Contract Manufacturing operations benefitted from improved operating costs. Management of both the Contract Manufacturing and Business Imaging operations remain focused on increasing sales, reducing costs and continuing to improve profitability, although there can be no assurances that management will be able to do so.

Selling, general and administrative expenses decreased $41,000 (1%) in fiscal 2012 when compared to fiscal 2011 as a result of the Company’s overall cost reduction activities.

Interest expense decreased slightly by $3,000 (1%) in fiscal 2012 compared to fiscal 2011.

Income tax benefit was $(31,000) in fiscal 2012 compared to $(266,000) in fiscal 2011. The income tax benefit represents a net operating loss carryforward that the Company expects to realize in the future as deferred tax liabilities reverse.

Basic and diluted net loss per share was $(0.01) for fiscal 2012 compared to $(0.10) for fiscal 2011.

Selected Quarterly Financial Data

Not required for a smaller reporting company.

Liquidity and Capital Resources

Cash flows provided by operations were $1.0 million for fiscal 2012 compared to cash used in operations of $0.4 million for fiscal 2011. Inventories increased $3.2 million (23%) in fiscal 2012 compared to fiscal 2011, primarily related to planned build-ups and longer lead times in the supply chain. Accounts receivable increased $1.1 million (7%) in fiscal 2012 primarily as a result of increased sales in the fourth quarter. Accounts payable increased $1.5 million (18%) in fiscal 2012 compared to fiscal 2011, largely due to an increase in the volume of raw materials purchased. Depreciation was $2.9 million for fiscal 2012 and $2.9 million for fiscal 2011. The Company’s working capital position for the years ended September 30, 2012 and 2011 was $15.0 and $14.2 million, respectively.

Cash used in investing activities was $1.6 million in fiscal 2012 compared to $1.3 million in fiscal 2011. Contract Manufacturing spent approximately $1.8 million on capital expenditures and obtained $0.2 million in proceeds from the disposal of assets during fiscal 2012.

In June, 2010, the Company entered into a long-term note for the purchase of a second 8-color press for $1.3 million, previously accounted for as an operating lease. The note, which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is collateralized by the press.

Cash provided by financing activities was $0.6 million in fiscal 2012 consisting of $0.8 million related to the Company borrowing under its revolving credit line to fund a portion of its increased working capital and equipment needs and $0.2 million related to principal payments of the note payable mentioned above. Cash provided by financing activities was $1.7 million in fiscal 2011, consisting of $1.9 million related to the Company borrowing under its revolving credit line and $0.2 million used to make principal payments on the note payable.

The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2012, cash recorded on the balance sheet was $8,320.

The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. The Company has contracts for both Printing and Contract Manufacturing. One of these contract customers, a multinational consumer products company, accounted for approximately 31% of total sales in fiscal 2012 and 31% of total sales in fiscal 2011. The current contract with this customer expires March 31, 2013. The Company is currently negotiating renewal terms with this customer. There can be no assurance that the contract will be renewed. Another multinational consumer products company accounted for approximately 18% of total sales in fiscal 2012 and 19% in fiscal 2011. The current contract with this customer has been extended until June 2013. However, because the Company’s contract revenue agreements described above generally do not have minimum purchase requirements, the revenues attributable to the contracts are subject to normal business fluctuations.

On July 31, 2012, the Company amended its credit agreement to extend its maturity date to June 30, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for fiscal years 2012 and 2013. However, there can be no assurances that the Company will be able to maintain such specified minimum levels of after tax net income in such years. The amount available for borrowing under the revolving line of credit facility was increased to $10.5 million subject to borrowing base limitations as defined in the agreement. The amendment also limits capital expenditures as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

On April 3, 2012, the Company entered into a Commercial Security Agreement in favor of the lender to secure obligations under the First Amended and Restated Credit Agreement. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company.

Liquidity and Capital Resources (Continued)

The Company had approximately $3.2 million available under the $10.5 million revolving line of credit facility as of September 30, 2012. As of September 30, 2012, the Company was in compliance with all of its covenants under the credit agreement.

Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 56% and 45% of total accounts receivable at September 30, 2012 and 2011, respectively.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of September 30, 2012, assuming the Company is able to extend or refinance its credit agreement upon expiration.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.

Inflation

In fiscal years 2012 and 2011, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and operations.

Off Balance Sheet Arrangements

The Company has no Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Critical Accounting Estimates

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

Management completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit at July 1, 2012. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. The Company prepared the discounted cash flow analysis in the same manner as in prior years. The Company further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions used in preparing the discounted cash flow analysis were (1) projected cash flows, (2) risk adjusted discount rates, and (3) expected long term growth rates. Because each of the reporting units has distinct characteristics, the Company developed these assumptions separately. Any variance in the underlying assumptions could have a material impact on the evaluation of goodwill impairment. These assumptions included the Company’s actual operating results, future business plans, economic projections and market data, as well as estimates by its management regarding future cash flows and operating results. For example, lower than expected growth or margins or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units.

Critical Accounting Estimates (Continued)

To estimate the fair value of each reporting unit, the Company applied a discount rate of 13.4% in the 2012 measurement compared to a discount rate of 12.8% in the 2011 measurement. The change in the discount rate is caused by, amongst other things, an increase in the estimated risk premium to provide for uncertainty in the long-term cash flows of the business. Management believes it has been difficult in recent years to accurately predict business performance for the reporting units due to industry conditions. In the Contract Manufacturing business, cyclical economic conditions have impacted demand for branded consumer products. In the Business Imaging business, volatility in paper costs experienced by the converting industry has been unfavorable to historical operating results. To improve profit margins, management believes it has implemented business plans related to growth, pricing, product mix and cost reduction strategies. Management notes that recent operating results have improved and it expects the business initiatives it has implemented to continue to have a favorable impact on operating results.

Management believes the estimated risk premiums give reasonable consideration to both the historical results as well as recent performance. If the improved business performance is not sustained as expected, the projected cash flows may not be sufficient to support the carrying value of the reporting units, and an impairment of goodwill will likely occur. As part of its review, management considers the sensitivity of the discount rate, and notes that using its current growth assumptions, the maximum discount rate that allows Contract Manufacturing to pass Step 1 is 17.9%, and the maximum discount rate that allows Business Imaging to pass Step 1 is 13.9%. In addition, the Company is in the process of implementing a labor efficiency plan in Business Imaging. Including these cost reductions, the maximum discount rate that allows Business Imaging to pass Step 1 is 16.6%.

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

Impairment of Long-Lived Assets- In accordance with Accounting Standards Codification (“ASC”) 360-10 (formerly SFAS No. 144), “Accounting for the Impairment for Disposal of Long-Lived Assets”, the Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset group are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

Income Taxes- Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due, if any, plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences that will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred tax assets will include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. When applicable, valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

The Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2012 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the expected taxable income generated in future periods. The assessment of a valuation allowance is an estimate and changes in future taxable income or loss can result in change in the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference primarily for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur.

Additional information on the Company’s accounting policies is set forth in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (“qualitative assessment”). If it is more likely than not the fair value of a reporting unit is less than its carrying amount, an entity would not be required to perform the existing two-step impairment test. The amendments to Topic 350 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements are attached as an Appendix to this Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2012 fiscal year.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, the Company believes that as of September 30, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain biographical information concerning our directors and executive officers as of December 14, 2012:

Name	Age	Position Held
Robert J. Simon	54	Chairman of the Board of Directors
Samuel J. Bero	77	Director
C. Hamilton Davison.	53	Director
Brian Kelly	69	Director
James F. Robinson	44	Director, President and Chief Executive Officer
Michael B. Wheeler	67	Executive Vice President, Chief Financial Officer and Chief Operating Officer
William R. Ziemendorf	53	Director

Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. There are no family relationships between any executive officers or directors of the Company.

Executive Officers

James F. Robinson—Mr. Robinson assumed the positions of President and Chief Executive Officer of Tufco on September 20, 2011. Previously he was Vice President, Business Development since January, 2010. Prior to joining Tufco he served as Business Development & Technical Director and Business Director-Latin America for Mondi, a publicly traded multinational company headquartered in Johannesburg, South Africa. Mr. Robinson was also a founding member of Hygenitec, a Wisconsin-based wet wipes manufacturer. Mr. Robinson is a member of the Board of Directors of Tufco Technologies, Inc. and Independent Printing Company, Inc. He received a BA in Business Administration/Economics from Lakeland College and attended graduate school at La Universidad Autónoma Del Estado de Morelos-Centro Bilingűe in Mexico and is fluent in Spanish and Portuguese.

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

Non-Employee Directors

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

Samuel J. Bero—Mr. Bero had been President and Chief Executive Officer from November 1993 until he retired in July 1995, Executive Vice President since November 1992, and General Manager since 1974, when he co-founded Tufco Industries, Inc., our predecessor. Mr. Bero has been a director since 1992 and has over 33 years of experience in the converting industry.

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

C. Hamilton Davison—Mr. Davison has been a director since 1992. Mr. Davison is currently a Principal with Advantaged In Strategy, LLC, a management consulting firm which began operations in 2007, and also serves as the President and Executive Director of the American Catalog Mailers Association, a Washington-based 501(c)(6) advocacy group. Formerly, he was President and a director of Paramount Cards, Inc., a manufacturer and retailer of greeting cards, since 1988 and Chief Executive Officer from 1995 to 2006. Prior to that time, Mr. Davison was Vice President, International and Marketing of Paramount Cards, Inc. In addition to other private companies and not-for-profit boards, he served as a director and member of the audit committee of Valley Resources until 2000 when the company was sold to Southern Union (NYSE:SUG). Mr. Davison received a Bachelors Degree from Vanderbilt University and a Masters Degree from the University of Texas.

Director Qualifications: As a former operating company CEO, Mr. Davison has knowledge in a number of adjacent and relevant businesses, including manufacturing, marketing and strategic management experience. As a result of these and other professional experiences, Mr. Davison possesses particular knowledge and considerable understanding in consumer products, national retail, distributor and wholesale as well as international business practices that strengthen the Board’s collective qualifications, skills and experience.

Brian Kelly—Mr. Kelly became a director in November 2006. He founded Waverly Partners, Inc., a company that provides assistance in the acquisition and operation of niche metals component manufacturing businesses, in 1994, and has been President since its inception. Prior to starting Waverly, Mr. Kelly was President of Fitchburg Coated Products. From 1984 to 1989 he served as Chief Financial Officer of Technographics, Inc. Mr. Kelly is a CPA, received an AB in Political Science from Providence College and an MBA from McGill University.

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

William R. Ziemendorf—Mr. Ziemendorf has been a director since May 2008. He has been President and Chief Executive Officer of Independent Printing Company, Inc. since 1998. Mr. Ziemendorf began working at Independent Printing in 1986 and held various positions with the company prior to becoming President. Mr. Ziemendorf was employed at Shinners, Hucovski and Company, S.C. as a Certified Public Accountant from June 1981 through April 1986. Mr. Ziemendorf received his Bachelor’s degree from the University of Wisconsin-Eau Claire.

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

The Audit Committee is currently composed of Mr. C. Hamilton Davison, Mr. Brian Kelly, and Mr. William R. Ziemendorf. The Audit Committee operates under a written charter adopted by the Board of Directors. The amended and restated Audit Committee Charter was ratified by the Board of Directors on February 9, 2007. The amended and restated Audit Committee Charter was attached as an exhibit to the Company’s definitive Proxy Statement filed in fiscal 2007. For fiscal 2012, the Board of Directors of the Company has determined that Brian Kelly is the Audit Committee Financial Expert (as defined in Item 407(d)(5)(ii) of Regulation S-K).

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

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required, the Company believes that during the 2012 fiscal year all Section 16(a) filing requirements were complied with on a timely basis.

ITEM 11 – EXECUTIVE COMPENSATION

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

Summary Compensation Table

The table below sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by our named executive officers.

Name and Principal Position	Year	Salary	Option Awards(1)	All Other Compensation(2)	Total
James F. Robinson (3)	2012	$200,000	$31,906	$7,200	$239,106
Director, President and CEO	2011	$166,458	$22,219	$2,233	$190,910

Louis LeCalsey, III(4)	2012	$0	$0	$0	$0
Director	2011	$274,614	$8,809	$9,083	$292,506

Michael B. Wheeler	2012	$182,756	$15,953	$12,268	$210,977
Executive Vice President, CFO, COO, Secretary Treasurer	2011	$182,756	$13,887	$13,427	$210,070

George Hare(5)	2012	$85,203	$0	$0	$85,203
General Manager, Business Imaging Sector	2011	$145,080	$11,109	$1,674	$157,863

(1)	For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation.
(2)	The compensation reported represents the Company’s contributions to the Company’s 401(k) Plan, car allowances and country club dues. The Company has currently resumed contributions to the 401(k) Plan.
(3)	Mr. Robinson assumed the position of Director, President and CEO of the Company on September 20, 2011.
(4)	Mr. LeCalsey retired from his positions with the Company on September 19, 2011. Mr. LeCalsey served as a Director of Tufco Technologies, Inc. until May 23, 2012.
(5)	Mr. Hare has resigned from his position with the Company effective February 29, 2012.

Employment Agreements

Mr. Robinson entered into an employment agreement with the Company effective October 11, 2010, for an initial term of one year with successive one-year renewal terms. The employment agreement provided that if we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him would immediately terminate. The employment agreement provided that if he is terminated without cause, we would be obligated to compensate him for a period of one year. The employment agreement prohibited him from competing with us while employed by us and for eighteen months after the later of his termination of employment or the termination of severance pay. The employment agreement provided for an annual base salary of $165,000, an annual bonus and various fringe benefits. In connection with his promotion to President and Chief Executive Officer, Mr. Robinson entered into a new employment agreement with the Company effective September 19, 2011, for an initial term of one year commencing on September 19, 2011, with successive one-year renewal terms and Mr. Robinson’s prior employment agreement with the Company was terminated. If we terminate his employment for cause, or as a result of his death, our obligation to compensate him immediately terminates. If we terminate his employment as a result of six months partial or total disability, our obligation to compensate him ceases. If he is terminated without cause, we will be obligated to compensate him for a period of one year. The new employment agreement prohibits him from competing with us while employed by us and for twelve months after the later of his termination of employment or the termination of severance pay. The new employment agreement provides for a current annual base salary of $200,000, an annual bonus and various fringe benefits. The bonus is based upon a target for pre-tax income determined by the Compensation Committee. Mr. Robinson did not receive a bonus for fiscal year 2012 or 2011.

Mr. LeCalsey entered into an employment agreement with the Company effective September 19, 1996, as amended, under which he served as the President and Chief Executive Officer for an initial term of three years with successive one-year renewal terms. The employment agreement provided that if we terminated his employment for cause, or as a result of his death or disability, our obligation to compensate him would immediately terminate and that if we terminated his employment without cause, we would be obligated to compensate him for a period of one year. The employment agreement prohibited him from competing with us while employed by us and for one year after termination of his employment with us. The employment agreement provided for a base salary of $286,500, an annual bonus and various fringe benefits. The bonus provision was based upon a target for operating income determined by the Compensation Committee. Mr. LeCalsey did not receive a bonus for fiscal year 2012 or 2011. Mr. LeCalsey retired from his position as President and Chief Executive Officer, upon the expiration of his employment agreement on September 19, 2011.

Mr. LeCalsey entered into a consulting agreement with the Company effective September 19, 2011, under which he served as a senior advisor to the Company until March 19, 2012. Pursuant to the consulting agreement, Mr. LeCalsey was paid a consulting fee of $5,000 per month during the term of the consulting agreement.

Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $202,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. Wheeler did not receive a bonus for fiscal year 2012 or 2011.

Mr. Hare entered into an employment agreement with the Company effective June 30, 2008, under which he served as General Manager, Business Imaging Sector for an initial term of one year with successive one-year renewal terms. If we terminated his employment for cause, or as a result of his death or disability, our obligation to compensate him would immediately terminate. If he was terminated without cause, we would be obligated to compensate him for a period of one year. The employment agreement prohibited him from competing with us while employed by us and for one year after the later of his termination of employment or the termination of severance pay. The employment agreement provided for a annual base salary of $156,000, an annual bonus and various fringe benefits. The bonus was based upon a target for operating income determined by the Compensation Committee. Mr. Hare did not receive a bonus for fiscal year 2012 or 2011. Mr. Hare left the Company on February 29, 2012. Since Mr. Hare resigned, there was no termination pay.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2012 held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Grant Date	Option Expiration Date
James F. Robinson	5,000	1,667	$3.25	9/14/10	9/14/20
	8,000	5,333	$3.90	8/24/11	8/24/21
	20,000	20,000	$3.25	5/24/12	5/24/22

Michael B. Wheeler	12,500	—	$4.92	10/01/02	10/01/12
	11,000	—	$5.71	11/26/03	11/26/13
	9,000	—	$7.87	11/19/04	11/19/14
	6,000	—	$7.60	10/01/07	10/01/17
	6,000	—	$5.56	9/03/08	9/03/18
	3,500	1,167	$3.19	11/30/09	11/30/19
	5,000	1,667	$3.25	9/14/10	9/14/20
	5,000	3,333	$3.90	8/24/11	8/24/21
	10,000	10,000	$3.25	5/24/12	5/24/22

The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period. Options issued under the 2003 Non-Qualified Stock Option Plan generally expire ten years from the date of grant.

Potential Payment On Termination Or Change In Control

The employment agreements provide for a current annual base salary, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. As of September 30, 2012, the following table sets forth the potential payment that each of our named executive officers would receive upon termination or change in control.

Name	Compensation Following Termination Without Cause (1)	Compensation of Individual if Terminated Within 180 Days Following Change in Control (1)
James F. Robinson	$200,000	$200,000

Michael B. Wheeler	$202,500	$202,500

(1)	Some officers would receive a bonus based upon a target for operating income determined by the Compensation Committee.

Director Compensation

Our directors who are not employees receive:

•	an annual fee of $12,000,

•	a payment of $1,500 for each board meeting attended,

•	a payment of $1,500 for each committee meeting attended, and

•	per diem fees for supplemental Audit Committee services.

In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director receives an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On May 23, 2012, Messrs. Bero, Davison, Kelly, Simon and Ziemendorf each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $3.25 per share. Mr. LeCalsey and Mr. Segel served as Directors of the Company, until May 23, 2012.

Fiscal 2012 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Robert J. Simon	$24,000	$3,996	$27,996

Samuel J. Bero	$24,000	$3,996	$27,996

C. Hamilton Davison	$25,500	$3,996	$29,496

Brian Kelly	$27,000	$3,996	$30,996

Louis LeCalsey, III	$12,000	$0	$12,000

Richard M. Segel	$12,000	$0	$12,000

William R. Ziemendorf	$24,000	$3,996	$27,996

(1)	For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 14, 2012, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.

Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Over 5% Stockholders
Robert J.Simon(1)(3)(4)(11)	2,661,543	61.3%
Barbara M. Henagan(1)(3)	2,621,661	60.8%
Bradford Venture Partners, L.P.(1)(6)	2,619,740	60.8%
Overseas Equity Investors Partners(3)(2)	2,619,740	60.8%

Other Directors and Executive Officers
Samuel J. Bero(7)	207,500	4.8%
C. Hamilton Davison(5)	33,482	*
Brian Kelly(12)	71,590	1.7%
William R. Ziemendorf(13)	15,000	*
Michael B. Wheeler(8)	41,500	*
James F. Robinson(9)	19,100	*
Directors and Executive Officers as a Group (7 persons)(1)(3)(10)	3,050,075	68.1%

*	Less than one percent

(1)	The amounts shown for Mr. Simon and Ms. Henagan include the shares owned of record by Bradford Venture Partners, L.P., as to which they may be deemed to share beneficial ownership due to their having voting and dispositive power over such shares. Bradford Associates, a general partnership of which such two persons are the partners, is the sole general partner of Bradford Venture Partners, L.P. and, as such, holds a 1% interest in that partnership. The business address of each of Mr. Simon and Ms. Henagan is 92 Nassau Street, Princeton, New Jersey, 08542.

(2)	The address of the stockholder is 92 Nassau Street, Princeton, New Jersey 08542. The amount shown for the stockholder includes 709,870 shares owned of record by Overseas Equity Investors Partners (“Overseas Equity”), as to which the stockholder may be deemed to share beneficial ownership due to the formation of a “group” comprised of the stockholder and Overseas Equity for purposes of SEC rules.

(3)	The amounts shown for Mr. Simon and Ms. Henagan includes the shares owned of record by Overseas Equity as to which they may be deemed to share beneficial ownership due to their having voting power over such shares. Mr. Simon serves as chairman of the board of directors of the corporation that acts as the managing partner of Overseas Equity. Bradford Associates holds a 1% partnership interest in Overseas Equity, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Equity’s investment portfolio, and also acts as an investment advisor for Overseas Equity.

Security Ownership of Certain Beneficial Owners (Continued)

(4)	The stockholder is also one of our directors.

(5)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 14, 2012.

(6)	The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda. The amount shown for the stockholder includes 1,909,870 shares owned of record by Bradford Venture Partners, L.P., as to which the stockholder may be deemed to share beneficial ownership due to the information of a “group” comprised of the stockholder and Bradford Venture Partners, L.P. for purposes of SEC rules.

(7)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 14, 2012.

(8)	The amount shown includes 40,500 shares that may be acquired under options exercisable within 60 days of December 14, 2012.

(9)	The amount shown includes 6,000 shares that may be acquired under options exercisable within 60 days of December 14, 2012.

(10)	The amount shown includes an aggregate of 171,500 shares that may be acquired under options exercisable within 60 days of December 14, 2012.

(11)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 14, 2012

(12)	The amount shown includes 20,000 shares that may be acquired under options exercisable within 60 days of December 14, 2012.

(13)	The amount shown includes 15,000 shares that may be acquired under options exercisable within 60 days of December 14, 2012.

Equity Compensation Plan Information

The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2012.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders (1)	257,725	$4.92	213,775

Equity compensation plans not approved by security holders (2)	—	—	—

(1)	Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expires April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, and (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $220,502 to the partnership that is the lessor of this facility for fiscal year 2012. In November 2006, we entered into a new lease with the partnership, which expires in March 2013. The rent under this lease is $17,070 per month beginning in April 2007 and increases by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. We believe that the terms of this lease are at least as favorable to us as could have been obtained from an unaffiliated party. On November 28, 2012, the Company renewed the lease for a one year term effective April 1, 2013 with three one year renewal options. Rental expense will be reduced to $12,825 per month. If the Company exercises its renewal options, rental expense will increase 2.5% for each renewal period.

In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of ten years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an initial annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2012, we paid Bradford Ventures Ltd. $473,691 in fees. We believe that the terms of the agreement with Bradford Ventures Ltd. are customary and are at least as favorable to us as could be obtained from an unaffiliated party.

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

The Board of Directors does not have a standing Nominating Committee or committee performing similar functions; however, the Board of Directors functions in the capacity of the Nominating Committee. As the Company is a “Controlled Company” and a majority of the members of the Board are independent, the Board has determined not to create a separate nominating committee. The Board of Directors has determined that four of the six directors meet the independence standards under the Nasdaq Listing Rules. These Directors are Messrs. Bero, Davison, Kelly and Ziemendorf.

The Audit Committee or another independent committee of the Board of Directors is required to approve all related-party transactions required to be disclosed pursuant to Item 404 of Regulation S-K (or such approval may be made by another independent committee of the Board).

ITEM 14 – PRI`NCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by McGladrey LLP, Tufco’s independent auditor, for fiscal years 2012 and 2011.

	McGladrey FY 2012	McGladrey FY 2011
Audit Fees	$174,736	$169,292
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees of McGladrey LLP for fiscal 2012 and 2011 consisted of the examination of the consolidated financial statements of the Company, quarterly reviews of consolidated financial statements, review of SEC filings and consultation on various financial reporting matters in support of the Company’s consolidated financial statements. There were no “Audit-Related Fees”, “Tax Fees” or “All Other Fees” paid to McGladrey LLP during fiscal 2012 and 2011. The Audit Committee approved all of the services described above.

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

PART IV

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as an Appendix to this Report. The index to the consolidated financial statements is found on F-1 of the Appendix.

	2.	Financial Statement Schedules. All schedules are omitted because the information required is included in the consolidated financial statements and notes thereto or are not required for a smaller reporting company.

	3.	Exhibits. See Exhibit Index in Item 15(b), below.

(b)	Exhibit Number	Description

	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.1	Stock Purchase and Contribution Agreement, dated as of February 25, 1992, among the Company, Tufco Industries, Inc. (“Tufco”), and the Stockholders of Tufco (filed as Exhibit 10.1 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.2	Amended and Restated Consulting Agreement with Bradford Investment Partners, L.P. (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, incorporated by reference herein).

	10.3	1992 Non-Qualified Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement as filed with the Commission on December 16, 1992, incorporated by reference herein).

	10.4	1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.19 to the Company’s Amendment No. 1 to the Registration Statement as filed with the Commission on November 23, 1993, incorporated by reference herein).

	10.5	Lease between Bero and McClure Partnership and Tufco, L.P, dated October 15, 2002 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2002, incorporated by reference herein).

	10.6	Employment Agreement with Louis LeCalsey, III dated September 19, 1996 (filed as Exhibit 10.18 to the Company’s Report on Form 10-K for the period ended September 30, 1997, incorporated by reference herein).

	10.7	2003 Non-Qualified Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	10.9	2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on January 29, 2004).

	10.11	Amended lease between Bero and McClure Partnership and Tufco LP dated November 22, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2006, incorporated by reference herein).

	10.14	Credit Agreement dated May 13, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009, incorporated by reference herein).

	10.15	First Amended and Restated Credit Agreement, dated March 15, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2010, incorporated by reference herein).

	10.16	First Amendment to the Amended and Restated Credit Agreement, dated December 28, 2010 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed December 29, 2010, incorporated by reference herein).

	10.17	Consulting Agreement, dated May 31, 2011, by and between Tufco Technologies, Inc. and Louis LeCalsey, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2011, incorporated by reference herein).

	10.18	Employment Agreement, dated May 31, 2011, by and between Tufco Technologies, Inc. and James F. Robinson (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on May 31, 2011, incorporated by reference herein).

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit Number	Description

10.19	Second Amendment to the First Amended and Restated Credit Agreement, dated June 30, 2011, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2011, incorporated by reference herein).

10.20	Third Amendment to the First Amended and Restated Credit Agreement, dated November 8, 2011, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2011, incorporated by reference herein).

10.21	Employment Agreement, effective as of June 30, 2008, by and between Tufco Technologies, Inc. and George Hare (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2011, incorporated by reference herein).

10.22	Employment Agreement, effective as of March 27, 2002, by and between Tufco Technologies, Inc. and Michael B. Wheeler (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10- K/A Amendment No. 1 for the period ended September 30, 2011, incorporated by reference herein).

10.23	Fourth Amendment to the First Amended and Restated Credit Agreement, dated July 31, 2012, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2012, incorporated by reference herein).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).

23.1	*Consent of McGladrey LLP

31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of James F. Robinson.

31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Michael B. Wheeler.

32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James F. Robinson.

32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael B. Wheeler.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 28, 2012.

Tufco Technologies, Inc.

By:	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James F. Robinson	President, Chief Executive	December 28, 2012
James F. Robinson	Officer and Director
(Principal Executive Officer)

/s/ Robert J. Simon	Chairman of the Board	December 28, 2012
Robert J. Simon

/s/ Michael B. Wheeler	Executive VP, Chief Financial	December 28, 2012
Michael B. Wheeler	Officer and Chief Operating
Officer (Principal Financial Officer
and Principal Accounting Officer)

/s/ Samuel J. Bero	Director	December 28, 2012
Samuel J. Bero

/s/ C. Hamilton Davison	Director	December 28, 2012
C. Hamilton Davison

/s/ Brian Kelly	Director	December 28, 2012
Brian Kelly

/s/ William R. Ziemendorf	Director	December 28, 2012
William R. Ziemendorf

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tufco Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Schaumburg, Illinois

December 28, 2012

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND 2011

	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$8,320	$8,300
Accounts receivable—Net	16,456,478	15,362,710
Inventories—Net	17,450,360	14,200,576
Prepaid expenses and other current assets	116,257	831,000
Income taxes receivable	23,359	—
Deferred income taxes	411,658	503,683

Total current assets	34,466,432	30,906,269

PROPERTY, PLANT, AND EQUIPMENT—Net	15,847,460	17,027,006

GOODWILL	7,211,575	7,211,575

OTHER ASSETS—Net	130,422	136,047

TOTAL	$57,655,889	$55,280,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$7,279,718	$6,449,133
Current portion of note payable	274,309	259,017
Accounts payable	10,618,255	8,968,222
Accrued payroll, vacation, and payroll taxes	614,740	571,319
Other current liabilities	670,778	452,186
Income taxes payable	—	17,858

Total current liabilities	19,457,800	16,717,735

LONG-TERM PORTION OF NOTE PAYABLE	493,641	767,950

DEFERRED INCOME TAXES	1,988,620	2,085,432

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value—2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value—1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,607,867	25,549,239
Retained earnings	12,218,331	12,270,911
Treasury stock— 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	35,715,828	35,709,780

TOTAL	$57,655,889	$55,280,897

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
NET SALES	$107,041,856	$109,906,454

COST OF SALES	101,237,511	104,662,598

GROSS PROFIT	5,804,345	5,243,856

OPERATING EXPENSES:
Selling, general, and administrative	5,689,789	5,730,626
Gain on asset sales	(65,646)	—

OPERATING INCOME (LOSS)	180,202	(486,770)

OTHER (EXPENSE) INCOME:
Interest expense	(272,457)	(275,510)
Interest income and other income	8,397	49,817

Total	(264,060)	(225,693)

LOSS BEFORE INCOME TAXES	(83,858)	(712,463)

INCOME TAX BENEFIT	(31,278)	(265,749)

NET LOSS	$(52,580)	$(446,714)

NET LOSS PER SHARE:

Basic	$(0.01)	$(0.10)

Diluted	$(0.01)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947

Diluted	4,308,947	4,308,947

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Common Stock		Non-voting		Additional			Total
	Voting		Common	Preferred	Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Stock	Stock	Capital	Earnings	Stock	Equity
BALANCES—September 30, 2010	4,708,741	$47,087	$—	$—	$25,497,814	$12,717,625	$(2,157,457)	$36,105,069

Stock-based compensation expense	—	—	—	—	51,425	—	—	51,425

Net loss	—	—	—	—	—	(446,714)	—	(446,714)

BALANCES—September 30, 2011	4,708,741	47,087	—	—	25,549,239	12,270,911	(2,157,457)	35,709,780

Stock-based compensation expense	—	—	—	—	58,628	—	—	58,628

Net loss	—	—	—	—	—	(52,580)	—	(52,580)

BALANCES—September 30, 2012	4,708,741	$47,087	$—	$—	$25,607,867	$12,218,331	$(2,157,457)	$35,715,828

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
OPERATING ACTIVITIES:
Net loss	$(52,580)	$(446,714)
Noncash items in net loss:
Depreciation and amortization	2,934,003	2,915,120
Deferred income taxes	(4,787)	(310,642)
Gain on sale of assets	(65,646)	—
Stock-based compensation expense	58,628	51,425
Changes in operating working capital:
Accounts receivable	(1,093,768)	(1,151,435)
Inventories	(3,249,784)	129,281
Prepaid expenses and other assets	720,368	(673,913)
Accounts payable	1,534,055	(1,006,338)
Accrued and other current liabilities	262,013	33,371
Income taxes receivable	(23,359)	16,430
Income taxes payable	(17,858)	17,858

Net cash provided by (used in) operating activities	1,001,285	(425,557)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,755,233)	(1,301,863)
Proceeds from disposals of assets	182,400	—

Net cash used in investing activities	(1,572,833)	(1,301,863)

FINANCING ACTIVITIES:
Net borrowings from revolving debt	830,585	1,972,397
Principal payments on note payable	(259,017)	(244,576)

Net cash provided by financing activities	571,568	1,727,821

NET INCREASE IN CASH	20	401

CASH:
Beginning of year	8,300	7,899

End of year	$8,320	$8,300

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Accounts payable incurred for the purchase of equipment	115,978	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	271,406	265,957
Income taxes	15,008	11,268

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements—Consolidated financial statements include the accounts of Tufco Technologies, Inc., and its wholly owned subsidiaries, Tufco LLC, and Tufco LP and its wholly owned subsidiary Hamco Manufacturing and Distributing LLC (the “Company”). Significant intercompany transactions and balances are eliminated in consolidation. The Company provides integrated manufacturing services including wide web flexographic printing, wet wipe converting, hot melt adhesive laminating, folding, integrated downstream packaging and on-site quality microbiological process management and manufactures and distributes business imaging paper products.

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

Accounts Receivable —Management estimates allowances for collectability related to its accounts receivable balances. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Management’s estimates include providing for 100 percent of specific customer balances when it is deemed probable that the balance is uncollectable. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 12 months’ sales, less actual write-offs to date. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectability of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectability of its receivables or future revenues. Recoveries of accounts receivables previously written off are recorded when received. Credit terms to customers in the Contract Manufacturing segment are generally net 30 days. Credit terms to customers in the Business Imaging segment are generally discounted net 30 terms.

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

Impairment of Long-Lived Assets—Impairment of long-lived assets is reviewed in accordance with Accounting Standards Codification (“ASC”) 360-10. The Company evaluates the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset group may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset group are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. The Company determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

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

Management has completed the Company’s annual impairment test and determined there were no changes in the carrying amount of goodwill by reporting unit at July 1, 2012. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline. The Company prepared the discounted cash flow analysis in the same manner as in prior years. The Company further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions used in preparing the discounted cash flow analysis were (1) projected cash flows, (2) risk adjusted discount rates, and (3) expected long term growth rates. Because each of the reporting units has distinct characteristics, the Company developed these assumptions separately. Any variance in the underlying assumptions could have a material impact on the evaluation of goodwill impairment. These assumptions included the Company’s actual operating results, future business plans, economic projections and market data, as well as estimates by its management regarding future cash flows and operating results. For example, lower than expected growth or margins or an increase to the discount rate due to changes in risk premiums or other factors may suggest that an impairment has occurred under Step 1 and require the Company to proceed to Step 2 to measure the fair value of assets and liabilities of the reporting units.

To estimate the fair value of each reporting unit, the Company applied a discount rate of 13.4% in the 2012 measurement compared to a discount rate of 12.8% in the 2011 measurement. The change in the discount rate is caused by, amongst other things, an increase in the estimated risk premium to provide for uncertainty in the long-term cash flows of the business. Management believes it has been difficult in recent years to accurately predict business performance for the reporting units due to industry conditions. In the Contract Manufacturing business, cyclical economic conditions have impacted demand for branded consumer products. In the Business Imaging business, volatility in paper costs experienced by the converting industry has been unfavorable to historical operating results. To improve profit margins, management believes it has implemented business plans related to growth, pricing, product mix and cost reduction strategies. Management notes that recent operating results have improved and it expects the business initiatives it has implemented to continue to have a favorable impact on operating results.

Management believes the estimated risk premiums give reasonable consideration to both the historical results as well as recent performance. If the improved business performance is not sustained as expected, the projected cash flows may not be sufficient to support the carrying value of the reporting units, and an impairment of goodwill will likely occur. As part of its review, management considers the sensitivity of the discount rate, and notes that using its current growth assumptions, the maximum discount rate that allows Contract Manufacturing to pass Step 1 is 17.9%, and the maximum discount rate that allows Business Imaging to pass Step 1 is 13.9%. In addition, the Company is in the process of implementing a labor efficiency plan in Business Imaging. Including these cost reductions, the maximum discount rate that allows Business Imaging to pass Step 1 is 16.6%.

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

Goodwill by reporting unit is:

Contract Manufacturing	Business Imaging	Total
$4,281,759	$2,929,816	$7,211,575

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

The Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2012 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the expected taxable income generated in future periods. The assessment of a valuation allowance is an estimate and changes in future taxable income or loss can result in change in the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference primarily for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur.

The Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. When and if applicable, potential interest and penalty costs are accrued as incurred, with expense being recognized as income tax expense in the statement of operations. No expense for interest and penalties was recognized for the years ended September 30, 2012 and 2011.

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

Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year. During fiscal 2012 and 2011, options to purchase 227,725 shares, and 348,300 shares, respectively, were excluded from the diluted earnings per share computation, as the effects of such options would have been “anti-dilutive”.

Financial Instruments—Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates and comparable borrowing costs for equipment loans.

Recently Issued Accounting Standards— The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount (“qualitative assessment”). If it is more likely than not the fair value of a reporting unit is less than its carrying amount, an entity would not be required to perform the existing two-step impairment test. The amendments to Topic 350 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $267,000 and $128,000 at September 30, 2012 and 2011, respectively. Amounts due from two multinational consumer products customers of the Contract Manufacturing segment represent 56% and 45% of total accounts receivable at September 30, 2012 and 2011, respectively.

3.	INVENTORIES

Inventories at September 30, 2012 and 2011, consist of the following:

	2012	2011
Raw materials	$11,857,627	$10,908,178
Finished goods	5,592,733	3,292,398

Total inventories	$17,450,360	$14,200,576

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $309,000 and $393,000 at September 30, 2012 and 2011, respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2012 and 2011, consist of the following:

	2012	2011
Land and land improvements	$660,324	$660,324
Buildings	10,160,396	10,160,396
Leasehold improvements	771,476	766,395
Machinery and equipment	32,194,623	32,082,618
Computer equipment and software	5,725,120	5,805,435
Furniture and fixtures	567,823	571,566
Vehicles	29,453	44,453

	50,109,215	50,091,187
Less accumulated depreciation and amortization	35,082,497	33,072,461

Net depreciated value	15,026,718	17,018,726

Construction in progress	820,742	8,280

Property, plant, and equipment—net	$15,847,460	$17,027,006

5.	REVOLVING LINE OF CREDIT AND NOTE PAYABLE

The Company amended its credit agreement effective July 31, 2012 to extend its maturity date to June 30, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for fiscal years 2012 and 2013. However, there can be no assurances that the Company will be able to maintain such specified minimum levels of after tax net income in such years. The credit agreement also includes a minimum tangible net worth covenant. The amount available for borrowing under the revolving line of credit facility was increased to $10.5 million subject to borrowing base limitations based on percentages of eligible accounts receivable and inventory as defined in the agreement. The amendment also limits capital expenditures as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature.

Borrowings under the credit facility in place during the years ended September 30, 2012 and 2011 bore interest at a rate equal to LIBOR plus 2.50%. LIBOR was 0.23% at September 30, 2012 and 2011. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility. Borrowings under the Company’s revolving line of credit facility were $7,279,718 and $6,449,133 at September 30, 2012 and 2011, respectively.

On April 3, 2012, the Company entered into a Commercial Security Agreement in favor of the lender to secure obligations under the First Amended and Restated Credit Agreement. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company, as collateral for outstanding borrowings.

As of September 30, 2012, the Company had approximately $3.2 million available under the $10.5 million revolving line of credit facility.

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

In June, 2010, the Company entered into a long-term note for the purchase of a 8-color press for $1.3 million. The note which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is collateralized by the press with a net book value of $742,500 as of September 30, 2012.

Future principal payments under the five-year note at September 30, 2012, are as follows:

2013	$274,309
2014	290,504
2015	203,137

Total	$767,950

6.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax liability as of September 30, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Valuation allowances for accounts receivable and inventories—not currently deductible	$232,534	$233,296
Inventory costs capitalized for tax purposes	17,099	80,898
Vacation and severance accruals—not currently deductible	85,084	85,084
Other accruals—not currently deductible	79,223	107,600
Net operating loss and tax credit carryforwards	1,328,776	1,470,177
Stock compensation	189,002	167,134

Total gross deferred tax assets	1,931,718	2,144,189

Deferred tax liabilities:
Basis difference on property and equipment	2,415,859	2,633,117
Basis difference on goodwill	1,092,821	1,092,821

Total gross deferred tax liabilities	3,508,680	3,725,938

Net deferred tax liability	$1,576,962	$1,581,749

Net deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets at September 30, 2012 and 2011, as follows:

	2012	2011
Current deferred tax assets	$411,658	$503,683

Noncurrent deferred tax liability	1,988,620	2,085,432

Net deferred tax liability	$1,576,962	$1,581,749

As of September 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $2,962,000 and $2,136,000, respectively, for income tax purposes expiring beginning 2029 for federal and 2021 for state. The Company has federal and state tax credit carryforwards of approximately $213,000 as of September 30, 2012. During 2012, the Company utilized a total of $600,000 of federal and state net operating loss carryforwards. The Company did not utilize any net operating loss carryforwards in 2011.

The components of income tax (benefit) expense are as follows:

	2012	2011
Current tax (benefit) expense:
Federal	$(41,116)	$33,867
State	14,625	11,025

Total	(26,491)	44,892

Deferred tax benefit:
Federal	(1,114)	(271,369)
State	(3,673)	(39,272)

Total	(4,787)	(310,641)

Income tax benefit	$(31,278)	$(265,749)

Income tax (benefit) expense varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2012	2011
Federal income taxes computed at statutory rates	$(28,512)	$(242,238)
State income taxes—net of federal tax benefit	7,228	(18,643)
Other nondeductibles	13,165	7,360
Tax credits	(4,293)	—
Change in prior year estimates	(20,564)	—
Other	1,698	(12,228)

Income tax (benefit)	$(31,278)	$(265,749)

At September 30, 2012 and 2011, the Company had no material unrecognized tax benefits. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for federal and state jurisdictions are fiscal years 2009 through 2011 and fiscal years 2008 through 2011, respectively. The 2012 tax returns have not yet been filed.

7.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a new lease with the partnership that expires in March 2013, which is classified as an operating lease and requires monthly rental payments of $17,070 which increase 1.65% every twelve months. Rental expense under the related party lease totaled $220,502 for fiscal 2012 and $216,923 for fiscal 2011. On the expiration date there is an option for an additional five-year term to be negotiated. On November 28, 2012, the Company renewed the lease for a one year term effective April 1, 2013 with three one year renewal options. Rental expense will be reduced to $12,825 per month. If the Company exercises its renewal options, rental expense will increase 2.5% for each renewal period.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire on varying dates over the next five years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2012, are as follows:

2013	$720,531
2014	579,222
2015	544,618
2016	484,260
2017	401,330
Thereafter	855,131

Total	$3,585,092

Rental expense for all operating leases totaled $1,084,736 and $713,892 for the years ended September 2012 and 2011, respectively.

Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business.

8.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees. The Company may make annual contributions at the discretion of the board of directors. In addition, the Company may match certain amounts of an employee’s contribution. Subsequent to year-end, the Company has currently resumed contributions to the plan. Expenses relating to the defined contribution 401(k) plan totaled zero for fiscal 2012 and 2011.

9.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2012 and 2011, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements—The 2003 Non-Qualified Stock Option Plan, the (“2003 Plan”) reserves 300,000 shares of common stock for grants to selected employees through April 30, 2013, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 10 years from date of grant. During fiscal 2012 and 2011, options to purchase 52,000 shares, and 22,000 shares, respectively, of voting common stock were granted.

The 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 150,000 shares of common stock for grants through March 2014 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal years 2012 and 2011, options to purchase 15,000 shares, and 22,000 shares, respectively, of voting common stock were granted under the 2004 Plan.

The Company estimates fair value on the date of grant using the Black-Scholes option valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Compensation expense is recognized only on awards expected to vest. Expected volatilities are based on the historical volatility of the Company's stock. The expected dividend yield of zero is based on the Company's historical dividend payments and anticipated future payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option.

For the years ended September 30, 2012 and 2011, the total stock compensation expense recognized by the Company was $58,628 and $51,425, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $21,868 and $19,182 for the years ended September 30, 2012 and 2011, respectively. There was $95,209 of unrecognized compensation cost as of September 30, 2012, which will be recognized over a remaining weighted average period of three years.

A summary of the stock option activity under the Company’s share-based compensation plans for the years ended September 30, 2012 and 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	342,650	$5.90
New grants	44,000	3.72
Exercised	—	—
Forfeited or expired	(38,350)	6.32

Outstanding at September 30, 2011	348,300	$5.57
New grants	67,000	3.25
Exercised	—	—
Forfeited or expired	(157,575)	5.66

Outstanding at September 30, 2012	257,725	$4.92	6.2	$103,763

Exercisable at September 30, 2012	189,233	$5.48	5.0	$42,690

The weighted average grant date fair value of options granted during fiscal 2012 and 2011 was estimated at $1.54 and $2.49 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2012 and 2011:

	2012	2011
Risk-free interest rate	0.29%	0.33%
Expected volatility	75.8%	123.4%
Dividend yield	0.0%	0.0%
Expected option life, standard option (years)	2.8	2.5

In fiscal 2012 and 2011, no employee stock options were exercised. The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $4.25 on the last business day of the year ended September 30, 2012. The realized tax benefit is recognized, when material, as an increase to additional paid-in capital or a decrease to income tax expense with an offset to deferred tax assets, depending on the accumulation of windfalls and shortfalls.

10.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an initial annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. Consulting expense was $473,691 and $451,134 for fiscal 2012 and 2011, respectively.

As discussed in footnote 7 “Commitments and Contingencies”, the Company leases facilities from a partnership composed of current and former stockholders.

11.	MAJOR CUSTOMER AND SEGMENT INFORMATION

Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements. They accounted for the following percentage of total sales:

	2012	2011
Contract Manufacturing segment
Customer A	31%	31%
Customer B	18%	19%

The current manufacturing contract with Customer A expires March 31, 2013. The Company is currently negotiating renewal terms with this customer. The current manufacturing contract with Customer B expires June 2013.

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

External customer revenues attributed to foreign countries were approximately 3% and 4% of total sales for fiscal 2012 and 2011, respectively. The revenues are attributed to countries in Europe and to Japan. There are no long-lived assets located outside of the United States at September 30, 2012 and 2011.

	Contract	Business	Corporate
Fiscal 2012	Manufacturing	Imaging	and Other	Consolidated
Net sales	$80,695,957	$26,345,899	$—	$107,041,856

Gross profit	4,535,130	1,269,215	—	5,804,345

Operating income (loss)	3,214,245	(86,474)	(2,947,569)	180,202

Depreciation and amortization expense	2,784,373	149,385	245	2,934,003

Capital expenditures	1,750,525	4,708	—	1,755,233

Assets:
Inventories—net	$12,989,387	$4,460,973	$—	$17,450,360
Property, plant, and equipment—net	13,943,270	1,902,139	2,051	15,847,460
Accounts receivable and other (including goodwill)	17,787,992	5,996,318	573,759	24,358,069

Total assets	$44,720,649	$12,359,430	$575,810	$57,655,889

	Contract	Business	Corporate
Fiscal 2011	Manufacturing	Imaging	and Other	Consolidated
Net sales	$84,492,793	$25,413,661	$—	$109,906,454

Gross profit	4,017,383	1,226,473	—	5,243,856

Operating income (loss)	2,351,702	(23,800)	(2,814,672)	(486,770)

Depreciation and amortization expense	2,783,444	131,108	568	2,915,120

Capital expenditures	963,313	338,550	—	1,301,863

Assets:
Inventories—net	$11,010,125	$3,190,451	$—	$14,200,576
Property, plant, and equipment—net	14,977,893	2,046,816	2,297	17,027,006
Accounts receivable and other (including goodwill)	16,837,134	6,568,152	648,029	24,053,315

Total assets	$42,825,152	$11,805,419	$650,326	$55,280,897