Form 10-Q
period 2012-12-31
TUFCO TECHNOLOGIES INC
filed 2013-02-14
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-21018

TUFCO TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1723477
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2013
Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2012	September 30, 2012
Assets
CURRENT ASSETS:
Cash	$8,825	$8,320
Accounts receivable-net	11,876,296	16,456,478
Inventories-net	16,912,507	17,450,360
Prepaid expenses and other current assets	355,509	116,257
Income taxes receivable	23,359	23,359
Deferred income taxes	411,658	411,658

Total current assets	29,588,154	34,466,432
PROPERTY, PLANT AND EQUIPMENT-Net	15,867,687	15,847,460
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	132,467	130,422

TOTAL	$52,799,883	$57,655,889

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Revolving line of credit	$4,688,057	$7,279,718
Current portion of note payable	278,271	274,309
Accounts payable	7,418,403	10,618,255
Accrued payroll, vacation and payroll taxes	553,848	614,740
Other current liabilities	546,790	670,778

Total current liabilities	13,485,369	19,457,800
LONG-TERM PORTION OF NOTE PAYABLE	422,569	493,641
DEFERRED INCOME TAXES	2,426,724	1,988,620
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value—2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value—1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,617,461	25,607,867
Retained earnings	12,958,130	12,218,331
Treasury stock—399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,465,221	35,715,828

TOTAL	$52,799,883	$57,655,889

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2012	2011
NET SALES	$28,348,148	$25,676,600
COST OF SALES	25,855,557	25,242,257

GROSS PROFIT	2,492,591	434,343
OPERATING EXPENSES:
Selling, general & administrative	1,261,859	1,346,670

OPERATING INCOME (LOSS)	1,230,732	(912,327)
OTHER (EXPENSE) INCOME:
Interest expense	(60,160)	(67,591)
Interest income and other income	9,331	7,879

INCOME (LOSS) BEFORE INCOME TAXES	1,179,903	(972,039)
INCOME TAX EXPENSE (BENEFIT)	440,104	(362,570)

NET INCOME (LOSS)	$739,799	$(609,469)

BASIC INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.17	$(0.14)
DILUTED INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.17	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,308,947	4,308,947
Diluted	4,315,872	4,308,947

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$739,799	$(609,469)
Noncash items in net income (loss):
Depreciation and amortization of property, plant and equipment	709,837	734,524
Deferred income taxes	438,104	(364,471)
Gain on sale of assets	(2,784)	—
Stock-based compensation expense	9,594	9,183
Changes in operating working capital:
Accounts receivable	4,580,182	1,764,883
Inventories	537,853	(3,565,068)
Prepaid expenses and other assets	(241,297)	(135,618)
Accounts payable	(3,126,430)	2,936,572
Accrued and other current liabilities	(184,880)	(170,641)

Net cash provided by operating activities	3,459,978	599,895
INVESTING ACTIVITIES
Additions to property, plant and equipment	(804,702)	(585,934)
Proceeds from disposals of assets	4,000	—

Net cash used in investing activities	(800,702)	(585,934)
FINANCING ACTIVITIES
Net (repayments) borrowings of revolving debt	(2,591,661)	50,852
Principal payments on note payable	(67,110)	(63,368)

Net cash used in financing activities	(2,658,771)	(12,516)
NET INCREASE IN CASH	505	1,445
CASH:
Beginning of period	8,320	8,300

End of period	$8,825	$9,745

NONCASH SUPPLEMENTAL INFORMATION:
Accounts payable incurred for the purchase of equipment	$47,259	$—

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2012 and 2011

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month period ended December 31, 2012 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2012 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at December 31, 2012 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2012.

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

3. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 6,925 shares for the three months ended December 31, 2012. There was no effect for the three months ended December 31, 2011. During the three months ended December 31, 2012 and 2011, options to purchase 166,350 and 247,800 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4. Inventories

Inventories consist of the following:

	December 31,	September 30,
	2012	2012
Raw materials	$12,906,916	$11,857,627
Finished goods	4,005,591	5,592,733

Total inventories	$16,912,507	$17,450,360

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

The Company saw increased sales volumes at the Green Bay Contract Manufacturing segment in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, which in combination with the Company’s focus on reducing operating costs, contributed to increased earnings. While the Company will not likely see similar sales volumes in the second quarter, the Company remains focused on increasing sales and reducing costs. The Company’s Newton Business Imaging segment operation showed profit improvement over the first quarter of fiscal 2012. Additionally, during the first fiscal quarter of 2013, the Company reduced its borrowings under its credit facility by almost $2.6 million, down to $4.7 million due to improved operating cash inflows.

Management determined that no indicators of impairment existed during the three months ended December 31, 2012 to indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline.

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

As of December 31, 2012, the Company had approximately $5.8 million available and $4.7 million outstanding under its revolving credit line pursuant to its credit agreement.

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

The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2012 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the profit generated in the first quarter of fiscal 2013 as well as the third and fourth quarters of fiscal 2012. During the first quarter of fiscal 2013, the Company generated taxable income which utilized net operating loss carryforwards for the period. The assessment of a valuation allowance is an estimate. Changes in future taxable income or loss can result in change to the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur. The Company’s effective tax rate approximates the statutory tax rates in the jurisdictions in which it files.

8. Segment Information

The Company manufactures and distributes custom paper-based and nonwoven products, and provides contract manufacturing, specialty printing and related services on these types of products. The Company separates its operations and prepares information for management use by the market segment aligned with the Company’s products and services. Corporate costs, such as interest income, interest expense and income tax expense (benefit) are recorded under the Corporate and Other segment. Such market segment information is summarized below. The Contract Manufacturing segment provides a variety of products and services to multinational consumer products companies. The Business Imaging segment manufactures and distributes printed and unprinted business imaging paper products for a variety of business needs.

External customer revenues attributed to foreign countries were approximately 3% of total sales for the first quarter of fiscal 2013 and 2012. The revenues are attributed to countries in Europe and to Japan. There are no long-lived assets located outside of the United States at December 31, 2012 and 2011.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended December 31, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$22,272,565	$6,075,583	$—	$28,348,148
Gross profit	2,106,330	386,261	—	2,492,591
Operating income (loss)	1,758,960	145,061	(673,289)	1,230,732
Depreciation and amortization expense	676,329	33,508	—	709,837
Capital expenditures	804,702	—	—	804,702

Three Months Ended December 31, 2011	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$18,124,609	$7,551,991	$—	$25,676,600
Gross profit	169,519	264,824	—	434,343
Operating (loss)	(179,574)	(55,578)	(677,175)	(912,327)
Depreciation and amortization expense	697,429	36,972	123	734,524
Capital expenditures	585,934	—	—	585,934

December 31, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$11,802,094	$5,110,413	$—	$16,912,507
Property, plant and equipment-net	13,997,208	1,868,428	2,051	15,867,687
Accounts receivable and other (including goodwill)	13,952,245	5,491,135	576,309	20,019,689

Total assets	$39,751,547	$12,469,976	$578,360	$52,799,883

September 30, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$12,989,387	$4,460,973	$—	$17,450,360
Property, plant and equipment-net	13,943,270	1,902,139	2,051	15,847,460
Accounts receivable and other (including goodwill)	17,787,992	5,996,318	573,759	24,358,069

Total assets	$44,720,649	$12,359,430	$575,810	$57,655,889

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2013 results in comparison to fiscal 2012 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, including the slow economic recovery from the continuing economic downturn, the Company’s inability to benefit from any general economic improvements, react to material increases in the cost of raw materials or competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s ability to extend or refinance its credit facility upon expiration, the Company’s ability to sustain profitable operations, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, the Company’s ability to improve the run rates for its products, and changes to regulations governing its operations or other factors beyond the Company’s control. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

General Information:

Tufco is a leader in providing diversified contract wet wipe converting and printing, as well as specialty printing and finishing services and business imaging products. The Company works closely with its customers to develop products or perform services, which meet or exceed the customers’ quality standards, and then uses the Company’s operating efficiencies and technical expertise to supplement or replace its customers’ own production and distribution functions.

The Company’s technical proficiencies include wide web flexographic printing, wet wipe converting, hot melt adhesive lamination, folding, integrated downstream packaging, quality and microbiological process management, and the manufacture and distribution of business imaging paper products.

The Company has manufacturing operations in Green Bay, WI, which is ISO certified, and Newton, NC. The Company’s corporate headquarters, including corporate support services, are located in Green Bay, WI.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended December 31,		Period-to-Period Change
	2012	2011	$	%
Net Sales	$28,348	$25,677	$2,671	10%
Gross Profit	2,493	434	2,059	NM
	8.8%	1.7%
Operating Expenses	1,262	1,347	(85)	(6%)
	4.5%	5.2%
Operating Income (Loss)	1,231	(912)	2,143	NM
	4.3%	(3.6%)
Interest and Other-Net	51	60	(9)	(15%)
	0.2%	0.2%
Income (Loss) Before Income Taxes	1,180	(972)	2,152	NM
	4.2%	(3.8%)
Income Tax Expense (Benefit)	440	(363)	803	NM
	1.6%	(1.4%)
Net Income (Loss)	$740	$(609)	1,349	NM
	2.6%	(2.4%)
Basic and Diluted Income (Loss) per Share	$0.17	$(0.14)

NM = Not Meaningful

	Three Months Ended December 31,
	2012		2011		Period-to-Period
		% of		% of	Change
	Amount	Total	Amount	Total	$	%
Net Sales
Contract Manufacturing	$22,272	79%	$18,125	71%	$4,147	23%
Business Imaging	6,076	21%	7,552	29%	(1,476)	(20%)

Net Sales	$28,348	100%	$25,677	100%	$2,671	10%

	2012		2011		Period-to-Period
		Margin		% of	Change
	Amount	%	Amount	Total	$	%
Gross Profit
Contract Manufacturing	$2,107	9%	$169	1%	$1,938	NM
Business Imaging	386	6%	265	4%	121	46%

Gross Profit	$2,493	9%	$434	2%	$2,059	NM

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Net Sales:

Consolidated net sales increased $2.6 million (10%) to $28.3 million in the first quarter of fiscal 2013, when compared to the same period last year. This was due to an increase of $4.1 million (23%) in the Contract Manufacturing segment and a decrease of $1.5 million (20%) in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 8% of the Company’s total net sales in the first quarter of fiscal 2013 compared to 19% for the same period in fiscal 2012. The current manufacturing contract with this customer expires June 2013. The Company is currently negotiating renewal terms with this customer. The other significant customer accounted for 47% of the Company’s total net sales in the first quarter of fiscal 2013 compared to 26% for the same period in fiscal 2012. The current manufacturing contract with this customer expires June 30, 2013. The Company is currently negotiating renewal terms with this customer.

Gross Profit:

Consolidated gross profit increased $2.1 million for the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012, consisting of an increase of $2.0 million in the Contract Manufacturing segment and an increase of $0.1 million in the Business Imaging segment.

The Company saw increased sales volumes at the Green Bay Contract Manufacturing segment in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, which in combination with the Company’s focus on reducing operating costs, contributed to increased earnings. While the Company will not likely see similar sales volumes in the second quarter, the Company remains focused on increasing sales and reducing costs. The Company’s Newton Business Imaging segment operation showed profit improvement over the first quarter of fiscal 2012. Additionally, during the first fiscal quarter of 2013, the Company reduced its borrowings under its credit facility by almost $2.6 million, down to $4.7 million due to improved operating cash inflows.

Operating Expenses:

Selling, general and administrative expenses decreased $85,000 (6%) for the first quarter of fiscal 2013 when compared to the same period in fiscal 2012 as a result of the Company’s cost reduction efforts.

Interest Expense and Other Income (Expense) net:

Interest expense and other income decreased $9,000 to $51,000 (15%) for the first quarter of fiscal 2013 compared to the same period in fiscal 2012 due to lower average debt outstanding and lower interest rates on borrowings.

Income Tax Benefit:

Income tax expense for the first quarter of fiscal 2013 was $440,000, compared to an income tax benefit of $363,000 for the same period of fiscal 2012. The income tax expense for the first three months of 2013 was the result of increased profits which utilized net operating loss carryforwards for the period. The income tax benefit for the first three months of 2012 represents a net operating loss carryforward that the Company expects to realize in the future.

Net Income:

The Company reported net income of $740,000 [per share: $0.17 basic and diluted] for the first quarter of fiscal 2013, versus a net loss of $609,000 [per share: $(0.14) basic and diluted] for the same period in fiscal 2012.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Liquidity and Capital Resources:

Cash flows provided by operations were $3.5 million through the first three months of fiscal 2013, compared to $0.6 million for the same period last year. Cash provided by operations for the first three months of fiscal 2013 resulted primarily from an increase in operating income and a decrease in accounts receivable of $4.6 million offset by a decrease in accounts payable of $3.1 million compared to the same period last year. Depreciation was $0.7 million for the first three months of fiscal 2013 and 2012.

Net cash used in investing activities was $0.8 million for the first three months of fiscal 2013, primarily related to capital expenditures to support ongoing operational needs.

Net cash used in financing activities was $2.7 million for the first three months of fiscal 2013. This consisted of $2.6 million paid on the Company’s revolving credit line and $0.1 million used for principal payments on a note related to the purchase of equipment made in June, 2010.

The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2012, cash recorded on the balance sheet was $8,825.

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

As of February 8, 2013, the Company had approximately $5.3 million available and $5.2 million outstanding under its revolving credit line pursuant to its credit agreement.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of December 31, 2012, assuming the Company is able to extend or refinance its credit agreement upon expiration.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2012.

During the fiscal quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TUFCO TECHNOLOGIES, INC.

Date: February 14, 2013	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer

Date: February 14, 2013	/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer