Form 10-Q
period 2013-03-31
TUFCO TECHNOLOGIES INC
filed 2013-05-15
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2013

Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

1	March 31, 2013	September 30, 2012

Assets
CURRENT ASSETS:
Cash	$ 8,077	$ 8,320
Accounts receivable-net	13,223,319	16,456,478
Inventories-net	14,887,579	17,450,360
Prepaid expenses and other current assets	436,503	116,257
Income taxes receivable	23,359	23,359
Deferred income taxes	411,658	411,658

Total current assets	28,990,495	34,466,432

PROPERTY, PLANT AND EQUIPMENT-Net	15,583,193	15,847,460
GOODWILL	7,211,575	7,211,575
OTHER ASSETS-Net	134,513	130,422

TOTAL	$ 51,919,776	$ 57,655,889

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Revolving line of credit	$ 4,127,569	$ 7,279,718
Current portion of note payable	282,290	274,309
Accounts payable	6,932,708	10,618,255
Accrued payroll, vacation and payroll taxes	636,286	614,740
Other current liabilities	614,035	670,778

Total current liabilities	12,592,888	19,457,800

LONG-TERM PORTION OF NOTE PAYABLE	350,472	493,641

DEFERRED INCOME TAXES	2,350,363	1,988,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $ .01 par value – 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value – 2,000,000 shares authorized and unissued	—	—
Preferred stock, $ .01 par value – 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,626,872	25,607,867
Retained earnings	13,109,551	12,218,331
Treasury stock – 399,794 common shares at cost	(2,157,457)	(2,157,457)

Total stockholders’ equity	36,626,053	35,715,828

TOTAL	$ 51,919,776	$ 57,655,889

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED March 31,		SIX MONTHS ENDED March 31,

	2013	2012	2013	2012

NET SALES	$ 24,167,005	$ 24,139,087	$ 52,515,153	$ 49,815,687
COST OF SALES	22,307,843	23,416,364	48,163,400	48,658,621

GROSS PROFIT	1,859,162	722,723	4,351,753	1,157,066

OPERATING EXPENSES:
Selling, general & administrative	1,569,787	1,444,468	2,831,646	2,791,138

OPERATING INCOME (LOSS)	289,375	(721,745)	1,520,107	(1,634,072)
OTHER (EXPENSE) INCOME:
Interest expense	(47,405)	(69,673)	(107,565)	(137,264)
Other (expense) income	(470)	54	8,861	7,933

INCOME (LOSS) BEFORE INCOME TAXES	241,500	(791,364)	1,421,403	(1,763,403)
INCOME TAX EXPENSE (BENEFIT)	90,079	(295,178)	530,183	(657,748)

NET INCOME (LOSS)	$ 151,421	$ (496,186)	$ 891,220	$ (1,105,655)

BASIC INCOME (LOSS) PER SHARE:
Net Income (Loss)	$ 0.04	$ (0.12)	$ 0.21	$ (0.26)

DILUTED INCOME (LOSS) PER SHARE:
Net Income (Loss)	$ 0.04	$ (0.12)	$ 0.21	$ (0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947	4,308,947	4,308,947
Diluted	4,319,933	4,308,947	4,317,903	4,308,947

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED March 31,
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$ 891,220	$ (1,105,655)

Noncash items in net income (loss):
Depreciation and amortization of property, plant and equipment	1,431,161	1,473,053
Deferred income taxes	361,743	(661,895)
Gain on sale of assets	(14,963)	—
Stock-based compensation expense	19,005	18,366
Changes in operating working capital:
Accounts receivable	3,233,159	3,277,788
Inventories	2,562,781	(3,313,290)
Prepaid expenses and other assets	(324,337)	(187,839)
Accounts payable	(3,576,866)	1,131,835
Accrued and other current liabilities	(35,197)	85,989

Net cash provided by operating activities	4,547,706	718,352

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,278,107)	(1,173,297)
Proceeds from disposals of assets	17,495	—

Net cash used in investing activities	(1,260,612)	(1,173,297)

FINANCING ACTIVITIES
Net (repayments) borrowings of revolving debt	(3,152,149)	583,679
Principal payments of note payable	(135,188)	(127,652)

Net cash (used in) provided by financing activities	(3,287,337)	456,027

NET (DECREASE) INCREASE IN CASH	(243)	1,082

CASH:
Beginning of period	8,320	8,300

End of period	$ 8,077	$ 9,382

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended March 31, 2013 and 2012

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three and six month periods ended March 31, 2013 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2012 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at March 31, 2013 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2012.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 10,986 shares for the three months ended March 31, 2013. There was no effect for the three months ended March 31, 2012. For the six months ended March 31, 2013, the common stock equivalents from dilutive stock options outstanding were 8,956 shares. There was no effect for the six months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, options to purchase 117,650 and 236,225 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. During the six months ended March 31, 2013 and 2012, options to purchase 165,650 and 236,225 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4.	Inventories

Inventories consist of the following:

	March 31, 2013	September 30, 2012

Raw materials	$ 11,873,509	$ 11,857,627
Finished goods	3,014,070	5,592,733

Total inventories	$ 14,887,579	$ 17,450,360

Notes to condensed consolidated financial statements—(continued)

5.	Goodwill

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

The Company saw increased sales volumes at the Green Bay Contract Manufacturing segment in the second quarter and first six months of fiscal 2013 compared to the same periods of fiscal 2012 which, in combination with the Company’s focus on reducing operating costs, contributed to increased earnings. The Company’s Newton Business Imaging segment operation has shown consistent improved gross profit. Additionally, during the second fiscal quarter of 2013, the Company reduced borrowings under its credit facility by almost $0.6 million to $4.1 million due to improved operating cash inflows.

Management determined that no indicators of impairment existed during the three and six months ended March 31, 2013 to indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline.

6.	Revolving Line of Credit and Note Payable

The Company amended its credit agreement effective July 31, 2012 to extend its maturity date to June 30, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for fiscal years 2012 and 2013. However, there can be no assurances that the Company will be able to extend or refinance its credit facility upon expiration or maintain such specified minimum levels of after tax net income in such years. The amount available for borrowing under the revolving line of credit facility was increased to $10.5 million subject to borrowing base limitations as defined in the agreement. The amendment also limits capital expenditures as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

As of March 31, 2013, the Company had approximately $6.4 million available and $4.1 million outstanding under its revolving credit line pursuant to its credit agreement.

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

The Company has not recorded a valuation allowance against its deferred tax assets as of March 31, 2013 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the profit generated in the first six months of fiscal 2013 as well as the third and fourth quarters of fiscal 2012. During the first six months of fiscal 2013, the Company generated taxable income which utilized net operating loss carryforwards for the period. The assessment of a valuation allowance is an estimate. Changes in future taxable income or loss can result in change to the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur. The Company’s effective tax rate approximates the statutory tax rates in the jurisdictions in which it files.

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

Notes to condensed consolidated financial statements—(continued)

External customer revenues attributed to foreign countries were approximately 3% of total sales for the three and six months ended March 31, 2013 and 2012. The revenues are attributed to countries in Europe and to Japan. There are no long-lived assets located outside of the United States at March 31, 2013 and 2012.

Notes to condensed consolidated financial statements—(continued)

Three Months Ended March 31, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated

Net sales	$ 18,304,525	$ 5,862,480	$ —	$ 24,167,005
Gross profit	1,341,576	517,586	—	1,859,162
Operating income (loss)	747,205	245,223	(703,053)	289,375
Depreciation and amortization expense	688,546	32,778	—	721,324
Capital expenditures	473,405	—	—	473,405

Three Months Ended March 31, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated

Net sales	$ 17,761,414	$ 6,377,673	$ —	$ 24,139,087
Gross profit	548,374	174,349	—	722,723
Operating income (loss)	199,280	(178,541)	(742,484)	(721,745)
Depreciation and amortization expense	701,792	36,615	122	738,529
Capital expenditures	582,655	4,708	—	587,363

Six Months Ended March 31, 2013	Contract Manufacturing	Business Imaging	Corporate And Other	Consolidated

Net sales	$ 40,577,090	$ 11,938,063	$ —	$ 52,515,153
Gross profit	3,447,906	903,847	—	4,351,753
Operating income (loss)	2,506,165	390,284	(1,376,342)	1,520,107
Depreciation and amortization expense	1,364,875	66,286	—	1,431,161
Capital expenditures	1,278,107	—	—	1,278,107

Six Months Ended March 31, 2012	Contract Manufacturing	Business Imaging	Corporate And Other	Consolidated

Net sales	$ 35,886,023	$ 13,929,664	$ —	$ 49,815,687
Gross profit	717,893	439,173	—	1,157,066
Operating income (loss)	19,706	(234,119)	(1,419,659)	(1,634,072)
Depreciation and amortization expense	1,399,221	73,587	245	1,473,053
Capital expenditures	1,168,589	4,708	—	1,173,297

March 31, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$ 9,424,724	$ 5,462,855	$ —	$ 14,887,579
Property, plant and equipment-net	13,745,492	1,835,650	2,051	15,583,193
Accounts receivable and other (including goodwill)	14,969,772	5,901,625	577,607	21,449,004

Total assets	$ 38,139,988	$ 13,200,130	$ 579,658	$ 51,919,776

September 30, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$ 12,989,387	$ 4,460,973	$ —	$ 17,450,360
Property, plant and equipment-net	13,943,270	1,902,139	2,051	15,847,460
Accounts receivable and other (including goodwill)	17,787,992	5,996,318	573,759	24,358,069

Total assets	$ 44,720,649	$ 12,359,430	$ 575,810	$ 57,655,889

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2013 results in comparison to fiscal 2012 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, cancellation or non renewal of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, the Company’s inability to benefit from any general economic improvements, react to material increases in the cost of raw materials or competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s ability to extend or refinance its credit facility upon expiration, the Company’s ability to sustain profitable operations, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, the Company’s ability to improve the run rates for its products, and changes to regulations governing its operations or other factors beyond the Company’s control. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

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

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended		Period-to-Period		Six Months Ended		Period-to-Period
	March 31,		Change		March 31,		Change

	2013	2012	$	%	2013	2012	$	%

Net Sales	$ 24,167	$ 24,139	$ 28	0.1%	$ 52,515	$ 49,816	$ 2,699	5%

Gross Profit	1,859	723	1,136	NM	4,352	1,157	3,195	NM
	7.7%	3.0%			8.3%	2.3%

Operating Expenses	1,570	1,444	126	9%	2,832	2,791	41	1%
	6.5%	6.0%			5.4%	5.6%

Operating Income (Loss)	289	(721)	1,010	NM	1,520	(1,634)	3,154	NM
	1.2%	(3.0%)			2.9%	(3.3%)

Interest and Other-Net	48	70	(22)	(31%)	99	129	(30)	(23%)
	0.2%	0.3%			0.2%	0.3%

Income (Loss) Before Income Taxes	241	(791)	1,032	NM	1,421	(1,763)	3,184	NM
	1.0%	(3.3%)			2.7%	(3.5%)

Income Tax Expense (Benefit)	90	(295)	385	NM	530	(658)	1,188	NM
	0.4%	(1.2%)			1.0%	(1.3%)

Net Income (Loss)	$ 151	$ (496)	647	NM	$ 891	$ (1,105)	1,996	NM
	0.6%	(2.1%)			1.7%	(2.2%)

Basic and Diluted Income (Loss) Per Share	$ 0.04	$ (0.12)			$ 0.21	$ (0.26)

_________________

NM = Not Meaningful

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued

	Three Months Ended March 31,				Period-to-Period Change

	2013		2012

	Amount	% of Total	Amount	% of Total

					$	%

Net Sales
Contract Manufacturing	$ 18,305	76%	$ 17,761	74%	$ 544	3%
Business Imaging	5,862	24%	6,378	26%	(516)	(8%)

Net Sales	$ 24,167	100%	$ 24,139	100%	$ 28	0.1%

	2013		2012		Period-to-Period Change

	Amount	Margin %	Amount	Margin %

					$	%

Gross Profit
Contract Manufacturing	$ 1,341	7%	$ 549	3%	$ 792	NM
Business Imaging	518	9%	174	3%	344	NM

Gross Profit	$ 1,859	8%	$ 723	3%	$ 1,136	NM

	Six Months Ended March 31,				Period-to-Period Change

	2013		2012

	Amount	% of Total	Amount	% of Total

					$	%

Net Sales
Contract Manufacturing	$ 40,577	77%	$ 35,886	72%	$ 4,691	13%
Business Imaging	11,938	23%	13,930	28%	(1,992)	(14%)

Net Sales	$ 52,515	100%	$ 49,816	100%	$ 2,699	5%

	2013		2012		Period-to-Period Change

	Amount	Margin %	Amount	Margin %

					$	%

Gross Profit
Contract Manufacturing	$ 3,448	8%	$ 718	2%	$ 2,730	NM
Business Imaging	904	8%	439	3%	465	NM

Gross Profit	$ 4,352	8%	$ 1,157	2%	$ 3,195	NM

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued

Net Sales:

Consolidated net sales in the second quarter of fiscal 2013 were $24,167,000, compared to $24,139,000 for the same period last year. This was due to an increase of $0.5 million (3%) in the Contract Manufacturing segment offset by a decrease of $0.5 million (8%) in the Business Imaging segment.

For the six months ended March 31, 2013, net sales increased $2.7 million (5%) when compared to the first six months of fiscal 2012. This was due to an increase of $4.7 million (13%) in the Contract Manufacturing segment which was partially offset by a decrease of $2.0 million (14%) in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its revenue.  One customer accounted for 10% of the Company’s total net sales in the second quarter of fiscal 2013 compared to 17% for the same period in fiscal 2012.  This same customer accounted for 9% of the Company’s total net sales in the first six months of fiscal 2013, compared to 18% for the same period last year.  The current manufacturing contract with this customer expires June 2013.  The Company is currently negotiating renewal terms with this customer. The other significant customer accounted for 38% of the Company’s total net sales in the second quarter of fiscal 2013 compared to 27% for the same period in fiscal 2012.  This customer accounted for 42% of the Company’s total net sales in the first six months of fiscal 2013 compared to 26% for the same period last year. An extension to the manufacturing contract with this customer expires June 30, 2013.  The Company is currently negotiating renewal terms with this customer.

Gross Profit:

Consolidated gross profit increased $1.1 million for the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012, consisting of an increase of $0.8 million in the Contract Manufacturing segment and an increase of $0.3 million in the Business Imaging segment.

For the six months ended March 31, 2013, gross profit increased $3.2 million when compared to the same period last year.  This was due to an increase of $2.7 million in the Contract Manufacturing segment and an increase of $0.5 million in the Business Imaging segment.

The Company saw increased sales volumes at the Green Bay Contract Manufacturing segment in the second quarter and first six months of fiscal 2013 compared to the same periods of fiscal 2012 which, in combination with the Company’s focus on reducing operating costs, contributed to increased earnings.  The Company’s Newton Business Imaging segment operation has shown consistent improved gross profit. Additionally, during the second fiscal quarter of 2013, the Company reduced borrowings under its credit facility by almost $0.6 million to $4.1 million due to improved operating cash inflows.

Operating Expenses:

Selling, general and administrative expenses increased $126,000 (9%) for the second quarter of fiscal 2013 when compared to the same period in fiscal 2012, and increased $41,000 (1%) when compared to the first six months of fiscal 2012.

Interest Expense and Other Income (Expense) net:

Interest expense and other income (expense) decreased $22,000 to $48,000 (31%) for the second quarter of fiscal 2013 when compared to the same period in fiscal 2012 and decreased $30,000 to $99,000 (23%) for the first six months of fiscal 2013 when compared to the same period in fiscal 2012 due to lower average debt outstanding and lower interest rates on borrowings.

Income Tax (Benefit) Expense:

Income tax expense for the second quarter of fiscal 2013 was $90,000, compared to an income tax benefit of $295,000 for the same period of fiscal 2012.  For the first six months of fiscal 2013, the Company had income tax expense of $530,000 compared to an income tax benefit of $658,000 for the same period of fiscal 2012.  The income tax expense for the first six months of fiscal 2013 was the result of increased profits which utilized net operating loss carryforwards for the period.  The income tax benefit for the first six months of 2012 represents a net operating loss carryforward that the Company expects to realize in the future.

Net Income:

The Company reported net income of $151,000 [per share: $0.04 basic and diluted] for the second quarter of fiscal 2013, versus a net loss of $496,000 [per share: $(0.12) basic and diluted] for the same period in fiscal 2012.  For the six months ended March 31, 2013, net income was $891,000 [per share: $0.21 basic and diluted] compared to a net loss of $1,106,000 [per share: $(0.26) basic and diluted] for the first six months of fiscal 2012.

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations-Continued

Liquidity and Capital Resources:

Cash flows provided by operations were $4.5 million through the first six months of fiscal 2013, compared to $0.7 million for the same period last year.  Accounts receivable decreased $3.2 million and inventories decreased $2.6 million offset by a decrease in accounts payable of $3.6 million for the first six months of fiscal 2013.  Depreciation was $1.4 million and $1.5 million for the first six months of fiscal 2013 and 2012, respectively.

Net cash used in investing activities was $1.3 million for the first six months of fiscal 2013, primarily related to capital expenditures to support ongoing operational needs.

Net cash used in financing activities was $3.3 million for the first six months of fiscal 2013. This consisted of $3.2 million paid on the Company’s revolving credit line and $0.1 million used for principal payments on a note related to the purchase of equipment made in June, 2010.

The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures.  As of March 31, 2013, cash recorded on the balance sheet was $8,077.

The Company amended its credit agreement effective July 31, 2012 to extend its maturity date to June 30, 2013 and modified the required levels of after tax net income (or loss) under its financial covenants for fiscal years 2012 and 2013.  However, there can be no assurances that the Company will be able extend or refinance its credit facility upon expiration or maintain such specified minimum levels of after tax net income in such years.  The amount available for borrowing under the revolving line of credit facility was increased to $10.5 million subject to borrowing base limitations as defined in the agreement.  The amendment also limits capital expenditures as defined in the agreement.  The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature.  It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital.  Borrowings under the new credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.  The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company.

As of May 14, 2013, the Company had approximately $8.5 million available and $2.0 million outstanding under its revolving credit line pursuant to its credit agreement.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of March 31, 2013, assuming the Company is able to extend or refinance its credit agreement upon expiration.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended March 31, 2013.

During the fiscal quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Date: May 15, 2013
/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer
Date: May 15, 2013
/s/ Michael B. Wheeler
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer