Form 10-Q
period 2013-06-30
TUFCO TECHNOLOGIES INC
filed 2013-08-14
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2013
Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	September 30, 2012
Assets
CURRENT ASSETS:
Cash	$6,888	$8,320
Accounts receivable-net	13,002,551	16,456,478
Inventories-net	14,554,277	17,450,360
Prepaid expenses and other current assets	403,538	116,257
Income taxes receivable	23,359	23,359
Deferred income taxes	411,658	411,658
Total current assets	28,402,271	34,466,432
PROPERTY, PLANT AND EQUIPMENT–Net	15,116,975	15,847,460
GOODWILL	7,211,575	7,211,575
OTHER ASSETS–Net	136,558	130,422
TOTAL	$50,867,379	$57,655,889
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Revolving line of credit	$2,159,981	$7,279,718
Current portion of note payable	286,368	274,309
Accounts payable	6,664,299	10,618,255
Accrued payroll, vacation and payroll taxes	494,835	614,740
Other current liabilities	659,909	670,778
Total current liabilities	10,265,392	19,457,800
LONG-TERM PORTION OF NOTE PAYABLE	277,332	493,641
DEFERRED INCOME TAXES	2,839,031	1,988,620
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value – 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value – 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,641,474	25,607,867
Retained earnings	13,954,520	12,218,331
Treasury stock – 399,794 common shares at cost	(2,157,457)	(2,157,457)
Total stockholders’ equity	37,485,624	35,715,828
TOTAL	$50,867,379	$57,655,889

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED June 30,		NINE MONTHS ENDED June 30,
	2013	2012	2013	2012
NET SALES	$24,819,861	$28,528,365	$77,335,014	$78,344,052
COST OF SALES	21,986,073	25,954,772	70,149,473	74,613,393
GROSS PROFIT	2,833,788	2,573,593	7,185,541	3,730,659

OPERATING EXPENSES:
Selling, general & administrative	1,449,438	1,472,053	4,281,084	4,263,191
OPERATING INCOME (LOSS)	1,384,350	1,101,540	2,904,457	(532,532)
OTHER (EXPENSE) INCOME:
Interest expense	(36,768)	(69,133)	(144,333)	(206,397)
Other income	55	71	8,916	8,004
INCOME (LOSS) BEFORE INCOME TAXES	1,347,637	1,032,478	2,769,040	(730,925)
INCOME TAX EXPENSE (BENEFIT)	502,668	385,114	1,032,851	(272,634)
NET INCOME (LOSS)	$844,969	$647,364	$1,736,189	$(458,291)
BASIC INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.20	$0.15	$0.40	$(0.11)
DILUTED INCOME (LOSS) PER SHARE:
Net Income (Loss)	$0.20	$0.15	$0.40	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,308,947	4,308,947	4,308,947	4,308,947
Diluted	4,328,894	4,309,721	4,321,566	4,308,947

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$1,736,189	$(458,291)
Noncash items in net income (loss):
Depreciation and amortization of property, plant and equipment	2,140,684	2,214,658
Deferred income taxes	850,411	(285,690)
Gain on sale of assets	(15,897)	—
Stock-based compensation expense	33,607	33,023
Changes in operating working capital:
Accounts receivable	3,453,927	501,973
Inventories	2,896,083	(2,603,280)
Prepaid expenses and other assets	(293,417)	629,301
Accounts payable	(3,867,069)	985,282
Accrued and other current liabilities	(130,774)	100,265
Net cash provided by operating activities	6,803,744	1,117,241
INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,502,083)	(1,564,460)
Proceeds from disposals of assets	20,894	—
Net cash used in investing activities	(1,481,189)	(1,564,460)
FINANCING ACTIVITIES
Net (repayments) borrowings of revolving debt	(5,119,737)	637,067
Principal payments of note payable	(204,250)	(192,864)
Net cash (used in) provided by financing activities	(5,323,987)	444,203

NET DECREASE IN CASH	(1,432)	(3,016)
CASH:
Beginning of period	8,320	8,300
End of period	$6,888	$5,284
NONCASH SUPPLEMENTAL INFORMATION:
Accounts payable incurred for the purchase of equipment	$33,794	$—

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended June 30, 2013 and 2012

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2012 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at June 30, 2013 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2012.

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

3. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was 19,947 shares for the three months ended June 30, 2013 and 774 shares for the three months ended June 30, 2012. For the nine months ended June 30, 2013, the common stock equivalents from dilutive stock options outstanding were 12,619 shares. There was no effect for the nine months ended June 30, 2012. During the three months ended June 30, 2013 and 2012, options to purchase 123,650 and 242,725 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive. During the nine months ended June 30, 2013 and 2012, options to purchase 123,650 and 238,725 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4. Inventories

Inventories consist of the following:

	June 30, 2013	September 30, 2012
Raw materials	$11,666,398	$11,857,627
Finished goods	2,887,879	5,592,733
Total inventories	$14,554,277	$17,450,360

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

The Company saw lower sales volumes in the third quarter and first nine months of fiscal 2013 compared to the same periods of fiscal 2012. The Company achieved improved profitability in the first nine months of fiscal 2013 over the same period in fiscal 2012.

Notes to condensed consolidated financial statements – (continued)

Management has an ongoing focus to increase sales and reduce operating costs at both its Green Bay Contract Manufacturing and Newton Business Imaging segment operations. Additionally, the Company continued to reduce borrowings under its credit facility and has reduced bank debt by over $5.0 million in the last nine months.

Management determined that no indicators of impairment existed during the three and nine months ended June 30, 2013 to indicate that the annual goodwill impairment test should be accelerated. However, there can be no assurance that valuation multiples will not decline, growth rates will not be lower than expected, discount rates will not increase, or the projected cash flows of the individual reporting units will not decline.

6. Revolving Line of Credit and Note Payable

The Company amended its credit agreement effective June 24, 2013 to extend its maturity date to December 31, 2013 and modify the required level of after tax net income under its financial covenant in fiscal year 2013. However, there can be no assurances that the Company will be able to extend or refinance its credit facility upon expiration or maintain such a specified minimum level of after tax net income in such year. The amount available for borrowing under the revolving line of credit facility is $10.5 million subject to borrowing base limitations as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility.

As of June 30, 2013, the Company had approximately $8.3 million available and $2.2 million outstanding under its revolving credit line pursuant to its credit agreement.

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

The Company has not recorded a valuation allowance against its deferred tax assets as of June 30, 2013 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the profit generated in the first nine months of fiscal 2013 as well as the third and fourth quarters of fiscal 2012. During the first nine months of fiscal 2013, the Company generated taxable income which utilized net operating loss carryforwards for the period. The assessment of a valuation allowance is an estimate. Changes in future taxable income or loss can result in change to the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur. The Company’s effective tax rate approximates the statutory tax rates in the jurisdictions in which it files.

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

External customer revenues attributed to foreign countries were approximately 5% and 3% of total sales for the three months ended June 30, 2013 and 2012, respectively and were approximately 3% of total sales for the nine months ended June 30, 2013 and 2012. The revenues are attributed to countries in Europe and to Japan. There are no long-lived assets located outside of the United States at June 30, 2013 and 2012.

Notes to condensed consolidated financial statements – (continued)

Three Months Ended June 30, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$18,855,375	$5,964,486	$—	$24,819,861
Gross profit	2,195,472	638,316	—	2,833,788
Operating income (loss)	1,773,480	361,830	(750,960)	1,384,350
Depreciation and amortization expense	677,510	32,013	—	709,523
Capital expenditures	223,976	0	—	223,976

Three Months Ended June 30, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$22,084,775	$6,443,590	$—	$28,528,365
Gross profit	2,161,526	412,067	—	2,573,593
Operating income (loss)	1,825,022	71,748	(795,230)	1,101,540
Depreciation and amortization expense	704,981	36,624	—	741,605
Capital expenditures	391,163	—	—	391,163

Nine Months Ended June 30, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$59,432,465	$17,902,549	$—	$77,335,014
Gross profit	5,643,378	1,542,163	—	7,185,541
Operating income (loss)	4,279,645	752,114	(2,127,302)	2,904,457
Depreciation and amortization expense	2,042,385	98,299	—	2,140,684
Capital expenditures	1,502,083	0	—	1,502,083

Nine Months Ended June 30, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$57,970,798	$20,373,254	$—	$78,344,052
Gross profit	2,879,419	851,240	—	3,730,659
Operating income (loss)	1,844,729	(162,371)	(2,214,890)	(532,532)
Depreciation and amortization expense	2,104,203	110,210	245	2,214,658
Capital expenditures	1,559,752	4,708	—	1,564,460

June 30, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$9,310,304	$5,243,973	$—	$14,554,277
Property, plant and equipment–net	13,311,287	1,803,637	2,051	15,116,975
Accounts receivable and other (including goodwill)	14,868,265	5,749,400	578,462	21,196,127
Total assets	$37,489,856	$12,797,010	$580,513	$50,867,379

September 30, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$12,989,387	$4,460,973	$—	$17,450,360
Property, plant and equipment–net	13,943,270	1,902,139	2,051	15,847,460
Accounts receivable and other (including goodwill)	17,787,992	5,996,318	573,759	24,358,069
Total assets	$44,720,649	$12,359,430	$575,810	$57,655,889

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

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended June 30,		Period-to-Period Change		Nine Months Ended June 30,		Period-to-Period Change
	2013	2012	$	%	2013	2012	$	%
Net Sales	$24,820	$28,528	$(3,708)	(13%)	$77,335	$78,344	$(1,009)	(1%)
Gross Profit	2,834	2,573	261	10%	7,186	3,731	3,455	93%
	11.4%	9.0%			9.3%	4.8%
Operating Expenses	1,449	1,472	(23)	(2%)	4,281	4,263	18	0.4%
	5.8%	5.2%			5.5%	5.4%
Operating Income (Loss)	1,384	1,101	283	26%	2,904	(533)	3,437	NM
	5.6%	3.9%			3.8%	(0.7%)
Interest and Other–Net	37	69	(32)	(46%)	135	198	(63)	(32%)
	0.1%	0.2%			0.2%	0.3%
Income (Loss) Before Income Taxes	1,348	1,032	316	31%	2,769	(731)	3,500	NM
	5.4%	3.6%			3.6%	(0.9%)
Income Tax Expense (Benefit)	503	385	118	31%	1,033	(273)	1,306	NM
	2.0%	1.3%			1.3%	(0.3%)
Net Income (Loss)	$845	$647	198	31%	$1,736	$(458)	2,194	NM
	3.4%	2.3%			2.2%	(0.6%)
Basic and Diluted Income (Loss) Per Share	$0.20	$0.15			$0.40	$(0.11)

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

	Three Months Ended June 30,				Period-to-Period Change
	2013		2012
Net Sales	Amount	% of Total	Amount	% of Total	$	%
Contract Manufacturing	$18,855	76%	$22,085	77%	$(3,230)	(15%)
Business Imaging	5,965	24%	6,443	23	(478)	(7%)
Net Sales	$24,820	100%	$28,528	100%	$(3,708)	(13%)

	2013		2012		Period-to-Period Change
Gross Profit	Amount	Margin %	Amount	Margin %	$	%
Contract Manufacturing	$2,196	12%	$2,161	10%	$35	2%
Business Imaging	638	11%	412	6%	226	55%
Gross Profit	$2,834	11%	$2,573	9%	$261	10%

	Nine Months Ended June 30,				Period-to-Period Change
	2013		2012
Net Sales	Amount	% of Total	Amount	% of Total	$	%
Contract Manufacturing	$59,432	77%	$57,971	74%	$1,461	3%
Business Imaging	17,903	23%	20,373	26	(2,470)	(12%)
Net Sales	$77,335	100%	$78,344	100%	$(1,009)	(1%)

	2013		2012		Period-to-Period Change
Gross Profit	Amount	Margin %	Amount	Margin %	$	%
Contract Manufacturing	$5,644	9%	$2,880	5%	$2,764	96%
Business Imaging	1,542	9%	851	4%	691	81%
Gross Profit	$7,186	9%	$3,731	5%	$3,455	93%

Net Sales:

Consolidated net sales decreased $3.7 million (13%) in the third quarter of fiscal 2013 when compared to the same period last year. This was due to a decrease of $3.2 million (15%) in the Contract Manufacturing segment and a decrease of $0.5 million (7%) in the Business Imaging segment.

For the nine months ended June 30, 2013, net sales decreased $1.0 million (1%) when compared to the first nine months of fiscal 2012. This was due to an increase of $1.5 million (3%) in the Contract Manufacturing segment offset by a decrease of $2.5 million (12%) in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its revenue. One customer accounted for 12% of the Company’s total net sales in the third quarter of fiscal 2013 compared to 16% for the same period in fiscal 2012. This same customer accounted for 10% of the Company’s total net sales in the first nine months of fiscal 2013, compared to 17% for the same period last year. The current manufacturing contract with this customer expired June 2013. The Company is currently negotiating renewal terms with this customer. The other significant customer accounted for 36% of the Company’s total net sales in the third quarter of fiscal 2013 compared to 33% for the same period in fiscal 2012. This customer accounted for 41% of the Company’s total net sales in the first nine months of fiscal 2013 compared to 29% for the same period last year. An extension to the manufacturing contract with this customer expires August 31, 2013. The Company is currently negotiating renewal terms with this customer.

Gross Profit:

Consolidated gross profit increased $261,000 (10%) for the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012, consisting of an increase of $35,000 (2%) in the Contract Manufacturing segment and an increase of $226,000 (55%) in the Business Imaging segment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

For the nine months ended June 30, 2013, gross profit increased $3.5 million (93%) when compared to the same period last year. This was due to an increase of $2.8 million (96%) in the Contract Manufacturing segment and an increase of $0.7 million (81%) in the Business Imaging segment.

The Company saw lower sales volumes in the third quarter and first nine months of fiscal 2013 compared to the same periods of fiscal 2012.  The Company achieved improved profitability in the first nine months of fiscal 2013 over the same period in fiscal 2012. Management has an ongoing focus to increase sales and reduce operating costs at both its Green Bay Contract Manufacturing and Newton Business Imaging segment operations.  Additionally, the Company continued to reduce borrowings under its credit facility and has reduced bank debt by over $5.0 million in the last nine months.

Operating Expenses:

Selling, general and administrative expenses decreased $23,000 (2%) for the third quarter of fiscal 2013 when compared to the same period in fiscal 2012, and increased $18,000 (0.4%) when compared to the first nine months of fiscal 2012.

Interest Expense and Other Income net:

Interest expense and other income decreased $32,000 to $37,000 (46%) for the third quarter of fiscal 2013 when compared to the same period in fiscal 2012 and decreased $63,000 to $135,000 (32%) for the first nine months of fiscal 2013 when compared to the same period in fiscal 2012 due to lower average debt outstanding and lower interest rates on borrowings.

Income Tax Expense (Benefit):

Income tax expense for the third quarter of fiscal 2013 was $503,000, compared to income tax expense of $385,000 for the same period of fiscal 2012. For the first nine months of fiscal 2013, the Company had income tax expense of $1,033,000 compared to an income tax benefit of $273,000 for the same period of fiscal 2012. The income tax expense for the three and nine months ended June 30, 2013 and three months ended June 30, 2012 was the result of increased profits which utilized net operating loss carryforwards for the period. The income tax benefit for the nine months ended June 30, 2012 represents a net operating loss carryforward that the Company expects to realize in the future.

Net Income (Loss):

The Company reported net income of $845,000 [per share: $0.20 basic and diluted] for the third quarter of fiscal 2013, versus net income of $647,000 [per share: $0.15 basic and diluted] for the same period in fiscal 2012. For the nine months ended June 30, 2013, net income was $1,736,000 [per share: $0.40 basic and diluted] compared to a net loss of $458,000 [per share: $(0.11) basic and diluted] for the first nine months of fiscal 2012.

Liquidity and Capital Resources:

Cash flows provided by operating activities were $6.8 million through the first nine months of fiscal 2013, compared to $1.1 million for the same period last year. Accounts receivable decreased $3.5 million and inventories decreased $2.9 million offset by a decrease in accounts payable of $3.9 million for the first nine months of fiscal 2013. Depreciation was $2.1 million and $2.2 million for the first nine months of fiscal 2013 and 2012, respectively.

Net cash used in investing activities was $1.5 million for the first nine months of fiscal 2013, primarily related to capital expenditures to support ongoing operational needs.

Net cash used in financing activities was $5.3 million for the first nine months of fiscal 2013. This consisted of $5.1 million paid on the Company’s revolving credit line and $0.2 million used for principal payments on a note related to the purchase of equipment made in June, 2010.

The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of June 30, 2013, cash recorded on the balance sheet was $6,888.

The Company amended its credit agreement effective June 24, 2013 to extend its maturity date to December 31, 2013 and modify the required level of after tax net income under its financial covenant in fiscal year 2013. However, there can be no assurances that the Company will be able to extend or refinance its credit facility upon expiration or maintain such a specified minimum level of after tax net income in such year. The amount available for borrowing under the revolving line of credit facility is $10.5 million subject to borrowing base limitations as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company.

As of August 13, 2013, the Company had approximately $9.3 million available and $1.2 million outstanding under its revolving credit line pursuant to its credit agreement.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of June 30, 2013, assuming the Company is able to extend or refinance its credit agreement upon expiration.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended June 30, 2013.

During the fiscal quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TUFCO TECHNOLOGIES, INC.
Date:	August 14, 2013	/S/ JAMES F. ROBINSON
James F. Robinson
President and Chief Executive Officer

Date:	August 14, 2013	/S/ MICHAEL B. WHEELER
Michael B. Wheeler
Executive Vice President, Chief Financial Officer and Chief Operating Officer