Form 10-K
period 2013-09-30
TUFCO TECHNOLOGIES INC
filed 2013-12-31
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see definition of “Accelerated Filer and Large Accelerated Filer and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the Common Stock of Tufco Technologies, Inc. held by non-affiliates, as of March 29, 2013, was approximately $8,554,760. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq Global Market on March 29, 2013. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company. The number of shares of the registrant’s Common Stock outstanding as of December 13, 2013 was 4,308,947.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

PART I

ITEM  1– BUSINESS

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

Recent Developments

The On December 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tufco Holdings, LLC, a Delaware limited liability company (“Parent”), and Packers Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), which are affiliates of Griffin Holdings, LLC. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Sub will commence a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”) at a price of $6.07 per Share, net to the seller in cash (the “Offer Price”).

Pursuant to the Merger Agreement, as soon as practicable after the consummation of the Offer, and upon the terms and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional approval of the Company’s stockholders (the “Merger”). Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than Shares that are held by Parent, Sub, the Company in treasury or stockholders perfecting their appraisal rights under the Delaware General Corporation Law) will be cancelled and converted into the right to receive (upon the proper surrender of the certificate representing such Share) the Offer Price in cash (without interest). In addition, each outstanding and unexercised option to purchase Shares then in effect (the “Options”), whether or not vested, will automatically be cancelled in exchange for the right to receive in cash the excess, if any, of the Offer Price over the exercise price of such Option immediately prior to the Effective Time. In the event that the exercise price of an Option is equal to or greater than the Offer Price, such Option shall be cancelled for no consideration.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Sub. The Company has agreed to operate its business in the ordinary course in accordance with past practices until the earlier of the termination of the Merger Agreement and the Effective Time, subject to customary exceptions. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposals. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed on December 27, 2013, and is incorporated herein by reference.

Products and Services

The Company markets its products and services through two market segments: Contract Manufacturing and Business Imaging. Tufco conducts operations from two manufacturing and distribution locations in Green Bay, Wisconsin and Newton, North Carolina.

Contract Manufacturing

Tufco has contract manufacturing capability at its Green Bay, Wisconsin location.

Contract Manufacturing (Continued)

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

The Company previously held a lease on a 4,800 sq. ft. facility in Las Vegas, Nevada, which expired on November 30, 2012. The Company distributes from its Newton facility a wide variety of printed and unprinted paper products used in business imaging equipment in market segments including architectural and engineering design, high speed data processing, point of sale, automatic teller machines and a variety of office equipment. The Company’s products include roll products ranging in length from 30 feet to 3,500 feet and in widths from 1 inch to 54 inches. The Company’s products are available in a wide range of paper grades including a variety of weights of bond paper, thermal imaging papers and fine vellums.

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

Business Imaging (Continued)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”, as included in Item 7 of this Report, which sets forth a breakdown by percentage of the Company’s net sales by class for fiscal 2012 through fiscal 2013.

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

The Company’s efforts to grow have been supported by capital investment in machinery and equipment. Through the Company’s expenditures on new equipment, it has increased both its manufacturing capacity and the range of its capabilities. Principal capital improvements include equipment which has expanded the Company’s wet wipes converting and packaging capabilities and its canister line, and which allows for a wide range of roll diameters. The Company believes it has sufficient capacity to meet its growth expectations.

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

The Company’s customer base consists of over 250 companies, including multinational consumer products companies and dealers or distributors of business imaging papers. Sales to such customers are made pursuant to project specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customer’s consumer base. As a result, there can be no assurance that sales to such customers will continue in the future at current levels. Sales are generally made on a credit basis within limits set by the Company’s executive management. The Company generally requires payment to be made within 30 days following shipment of goods or completion of services. The Company has contracts for certain printing, laminating and converting customers. A multinational consumer products company accounted for approximately 40% of total sales in fiscal 2013 and 31% of total sales in fiscal 2012. Another multinational consumer products company accounted for approximately 11% of total sales in fiscal 2013 and 18% of total sales in fiscal 2012. The contracts with each customer expired in 2013 and the Company continues to operate under individual purchase orders, while also seeking to negotiate a longer term arrangement with one of such customers. Any such longer term arrangement would not have minimum purchase requirements. The Company is taking proactive measures to expand its customer base to provide greater breadth of customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, as included in Item 7 of this Report.

Competition

In order to grow based on an outstanding quality and service reputation, the Company has established and continues to provide customers with innovative, full service solutions delivered in a timely and defect free manner. The Company believes the primary areas of competition for its goods and services are quality, production capacity and capability, product development, prompt and consistent delivery, service, flexibility, continuing relationships and price. The Company is a reliable supplier with a consistently high on-time performance rate that makes it the contract manufacturing partner of choice for many of its customers. The Company believes that it offers key competitive advantages such as customized Contract Manufacturing options all under one roof: dedicated customer service and support personnel, outstanding product quality, speed to market, uncompromised security and confidentiality, ISO 9001:2008 quality certification, a high performance Lean/Six Sigma manufacturing culture, microbiological management and testing, and technical expertise.

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

The Company’s Green Bay, Wisconsin facility has now operated under an ISO 9001 certification for over twelve years. ISO 9001 is an internationally recognized Quality Management System (QMS) standard. The Green Bay facility has upgraded its QMS to meet the revised ISO 9001:2008 standard. The Green Bay facility has numerous wet converting lines that require additional care to prevent microbial contamination. To meet the stringent requirements of these processes, the facility has incorporated current Good Manufacturing Practices (as mandated by the Food and Drug Administration) into its QMS. The Green Bay site is also registered with both the Environmental Protection Agency and the Food and Drug Administration. Each year the site’s QMS is audited by multiple customers and undergoes one third party ISO surveillance audit.

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

Employees

At September 30, 2013, the Company had 264 employees, of whom 207 were employed at its Green Bay, Wisconsin facility, 54 at its Newton, North Carolina facility, 1 in Holyoke, Massachusetts, 1 in Maineville, Ohio and 1 in Dallas, Texas. All 264 of such employees are employed by the Company on a full time basis. The Company has a non-union workforce and believes that its relationship with its employees is good.

Working Capital

Information regarding the Company’s working capital position and practices is set forth in Item 7 of this Report under the caption “Liquidity and Capital Resources”.

Class of Products

Financial information for the Contract Manufacturing and the Business Imaging segments is set forth in Note 11 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to this Report.

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

The Company leases 42,600 square feet of space in a building contiguous to its Green Bay, Wisconsin facility, which is currently used for certain Contract Manufacturing, warehousing, and distribution operations. This property is leased from a partnership of which Samuel Bero, a director of the Company, is one of several partners. In November 2006, the Company entered into a new lease with the partnership, which expired in March 2013. The rent under this lease was $17,070 per month beginning in April 2007 and increased by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. On November 28, 2012, the Company renewed the lease for a one year term effective April 1, 2013 with three consecutive one year renewal options. Rental expense was reduced to $12,825 per month. If the Company exercises its renewal options, rental expense will increase 2.5% for each renewal period. We believe that the terms of this lease and the terms of its renewal were at least as favorable to us as could have been obtained from an unaffiliated party.

The Company also leases 146,000 square feet of warehouse space in Green Bay, from an independent third party, which is currently used by its Contract Manufacturing operations. The facility is leased for 10 years, beginning December 2011 and expires in November 2021. The rent under the lease is $19,500 per month for the first 5 years and will be reduced to $16,500 per month for the second 5 years.

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

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the range of high and low selling prices for the Common Stock, as reported on the Nasdaq Global Market or Nasdaq Capital Market, as applicable, for the periods indicated:

Fiscal 2012

	High	Low	Close
Quarter ended December 31, 2011	$3.75	$2.59	$3.33
Quarter ended March 31, 2012	$3.59	$2.93	$3.25
Quarter ended June 30, 2012	$3.90	$2.97	$3.82
Quarter ended September 30, 2012	$4.62	$3.25	$4.25

Fiscal 2013

	High	Low	Close
Quarter ended December 31, 2012	$4.77	$3.86	$4.55
Quarter ended March 31, 2013	$5.59	$4.25	$5.10
Quarter ended June 30, 2013	$6.50	$4.56	$5.84
Quarter ended September 30, 2013	$6.99	$4.96	$4.99

As of December 13, 2013, there were approximately 76 holders of record of the Common Stock. On December 13, 2013, the last reported sale price of the Common Stock as reported on the Nasdaq Capital Market was $ 5.02 per share.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2013 results in comparison to fiscal 2012 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, non renewal of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, the Company’s inability to benefit from any general economic improvements, react to material increases in the cost of raw materials or competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s ability to extend or refinance its credit facility upon expiration on December 31, 2014, the Company’s ability to sustain profitable operations, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, the Company’s ability to improve the run rates for its products, and changes to regulations governing its operations or other factors beyond the Company’s control. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

Further, all statements regarding the timing and the closing of the Offer and Merger transactions; the ability of Parent to complete the transactions considering the various closing conditions; and any assumptions underlying any of the foregoing, are forward looking statements. These intentions, expectations, or results may not be achieved in the future and various important factors could cause actual results or events to differ materially from the forward-looking statements that the Company makes, including uncertainties as to the timing of the Offer and Merger; uncertainties as to how many of the Company’s stockholders will tender their stock in the Offer; the possibility that competing offers may be made; the possibility that various closing conditions to the transactions may not be satisfied or waived, including that a governmental entity may prohibit or delay the consummation of the transaction; that Parent or Sub do not receive the proceeds of the financing; or that there is a material adverse change of the Company.

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

Results of Operations

The following discussion relates to the financial statements of the Company for the fiscal year ended September 30, 2013 (“current year” or “fiscal 2013”) in comparison to the fiscal year ended September 30, 2012 (“prior year” or “fiscal 2012”).

Results of Operations (Continued)

The following table sets forth, for the fiscal years ended September 30, (i) the percentage relationship of certain items from the Company’s statements of operations to net sales, and (ii) the year-to-year changes in these items:

	Percentage of Net Sales		Year-to-Year Percentage Change
	2013	2012	2013 to 2012
Net sales	100.0%	100.0%	(7)%
Cost of sales	90.6	94.6	(11)
Gross profit	9.4	5.4	60
Selling, general and administrative expenses	6.2	5.3	9
Goodwill impairment	7.3	0.0	NM
Gain on asset sales	0.0	(0.1)	(76)
Operating (loss) income	(4.1)	0.2	NM
Interest expense	(0.2)	(0.3)	(36)
Interest income and other income	0.0	0.0	13
Loss before income taxes	(4.3)	(0.1)	NM
Income tax benefit	(0.3)	(0.0)	NM
Net loss	(4.0)%	(0.1)%	NM

NM = Not Meaningful

The components of net sales and gross profit are summarized in the table below (Dollars in millions):

	2013		2012
	Amount	% of Total	Amount	% of Total
Net Sales
Contract Manufacturing	$76.3	77%	$80.7	75%
Business Imaging	23.0	23	26.3	25
Net Sales	$99.3	100%	$107.0	100%

	Amount	Margin %	Amount	Margin %
Gross Profit
Contract Manufacturing	$7.2	9%	$4.5	6%
Business Imaging	2.1	9%	1.3	5%
Gross profit	$9.3	9%	$5.8	5%

Fiscal Year Ended September 30, 2013 Compared to September 30, 2012

Net Sales for fiscal 2013 decreased $7.8 million (7%) from net sales for fiscal 2012, due to a $4.4 million (5%) decrease in the Contract Manufacturing segment and a $3.4 million (13%) decrease in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 40% of the Company’s total sales in fiscal 2013, compared to 31% in fiscal 2012. The second customer accounted for 11% of the Company’s total sales in fiscal 2013, compared to 18% in fiscal 2012.

Fiscal Year Ended September 30, 2013 Compared to September 30, 2012 (Continued)

Gross profit for fiscal 2013 increased $3.5 million (60%) and gross profit margin increased to 9% in fiscal 2013 compared to 5% for fiscal 2012. The gross profit for fiscal 2013 in the Contract Manufacturing segment increased by $2.6 million (58%) compared to fiscal 2012 and the gross profit margin increased to 9% in fiscal 2013 from 6% in fiscal 2012. The Business Imaging segment experienced an increase of $0.9 million (68%) in gross profit compared to fiscal 2012 and the gross profit margin increased to 9% in fiscal 2013 compared to 5% in fiscal 2012.

On December 20, 2013, the Company announced that it had signed a definitive merger agreement with affiliates of Griffin Holdings, LLC at a price of $6.07 per share. The transaction is to be effected by a tender offer followed by a second step merger. The transaction is subject to customary closing conditions and there can be no assurance that the transaction will be consummated. Because the price paid pursuant to the merger agreement is less than the book value of the Company’s net assets, the Company has estimated a goodwill impairment of $7,211,575 for the fourth quarter of fiscal year 2013.

The Company reported lower sales volumes in the fourth quarter and fiscal year 2013 compared to the same periods in fiscal year 2012. The Company achieved improved profitability, before the non-cash goodwill impairment, in fiscal year 2013 over fiscal year 2012 despite the lower sales volume. Net loss for the fourth quarter of fiscal 2013 was $5,717,000 or $1.33 per diluted share (net income of $401,000 or $.09 per diluted share before the non-cash goodwill impairment) compared to net income of $405,000 or $0.09 per diluted share for the fourth quarter of fiscal 2012. For the fiscal year 2013, net loss was $3,981,000 or $.92 per diluted share (net income of $2,138,000 or $.49 per diluted share before the non-cash goodwill impairment) compared to a net loss of $53,000 or $0.01 per diluted share for the fiscal year 2012. Overall operational improvements contributed to the increased profitability, before the non-cash goodwill impairment. Additionally, the Company continued to reduce borrowings under its credit facility and has reduced bank debt by over $6,000,000 during fiscal year 2013.

Selling, general and administrative expenses increased $499,000 (9%) in fiscal 2013 when compared to fiscal 2012 in order to support corporate initiatives.

Interest expense decreased by $99,000 (36%) in fiscal 2013 compared to fiscal 2012 due to lower average debt outstanding and lower interest rates on borrowings.

Income tax benefit was $(255,000) in fiscal 2013 compared to $(31,000) in fiscal 2012. Net operating loss carryforwards will be utilized for income taxes when returns are filed.

Basic and diluted net loss per share was $(0.92) for fiscal 2013 compared to $(0.01) for fiscal 2012.

Selected Quarterly Financial Data

Not required for a smaller reporting company.

Liquidity and Capital Resources

Cash flows provided by operations were $8.2 million for fiscal 2013 compared to cash flows provided by operations of $1.0 million for fiscal 2012. Accounts receivable decreased $5.4 million and inventories decreased $2.6 million offset by a decrease in accounts payable of $5.5 million in fiscal 2013 compared to fiscal 2012. Depreciation was $2.8 million for fiscal 2013 and $2.9 million for fiscal 2012. Goodwill decreased $7.2 million as a result of a write-down due to an impairment influenced by the Merger Agreement as disclosed in Note 12 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to this Report, dated December 20, 2013. The Company’s working capital position for the years ended September 30, 2013 and 2012 was $18.9 and $15.0 million, respectively.

Liquidity and Capital Resources (Continued)

Cash used in investing activities was $1.8 million in fiscal 2013 compared to $1.6 million in fiscal 2012. Contract Manufacturing spent approximately $1.8 million on capital expenditures and obtained $21,000 in proceeds from the disposal of assets during fiscal 2013.

In June, 2010, the Company entered into a long-term note for the purchase of a second 8-color press for $1.3 million, previously accounted for as an operating lease. The note, which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is collateralized by the press.

Cash used in financing activities was $6.4 million in fiscal 2013, consisting of $6.1 million paid on the Company’s revolving credit line and $0.3 million used for principal payments of the note payable mentioned above. Cash provided by financing activities was $0.6 million in fiscal 2012, consisting of $0.8 million related to the Company borrowing under its revolving credit line and $0.2 million used to make principal payments on the note payable.

The Company’s primary need for capital resources is to finance inventories, accounts receivable, and capital expenditures. At September 30, 2013 cash recorded on the balance sheet was $8,422.

The Contract Manufacturing segment’s sales are made pursuant to project-specific purchase orders as well as contract service agreements with multi-year terms. Sales under such contract service agreements are typically derived from customer directed purchase orders based on unit volume projections supplied by the customers and demand generated by the customers’ consumer bases. The Company has contracts for certain printing, laminating and converting customers. A multinational consumer products company accounted for approximately 40% of total sales in fiscal 2013 and 31% of total sales in fiscal 2012. Another multinational consumer products company accounted for approximately 11% of total sales in fiscal 2013 and 18% in fiscal 2012. The contracts with each customer expired in 2013 and the Company continues to operate under individual purchase orders while also seeking to negotiate a longer term arrangement with one of such customers. Any such longer term arrangement would not have minimum purchase requirements.

On December 20, 2013, the Company amended its credit agreement to extend its maturity date to December 31, 2014 and modified the required level of after tax net income under its financial covenant in fiscal year 2014. However, there can be no assurances that the Company will be able to maintain such a specified minimum level of after tax net income in such year. The amount available for borrowing under the revolving line of credit facility is $10.5 million subject to borrowing base limitations as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature. It is also the Company’s policy to classify borrowings under the revolving line of credit as current based on how it manages working capital. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus 2.50%. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility. There can be no assurance that the Company will be able to renew its credit facility.

On April 3, 2012, the Company entered into a Commercial Security Agreement in favor of the lender to secure obligations under the First Amended and Restated Credit Agreement. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company.

The Company had approximately $9.3 million available under the $10.5 million revolving line of credit facility as of September 30, 2013. As of September 30, 2013, the Company was in compliance with all of its covenants under the credit agreement.

Consistent with the sales concentration previously discussed, amounts due from two multinational consumer products customers represent 53% and 56% of total accounts receivable at September 30, 2013 and 2012, respectively.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of September 30, 2013, assuming the Company is able to extend or refinance its credit agreement upon expiration.

Liquidity and Capital Resources (Continued)

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. In addition, pursuant to the credit agreement, the Company’s primary lenders must approve the payment of any dividends over $2.0 million.

As disclosed on December 20, 2013, the Company entered into the Merger Agreement with an affiliate of Griffin Holdings, LLC (‘Parent”) as disclosed in Note 12 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to this Report. Because the aggregate price paid for the Company under the Merger Agreement was below the book value of the assets, goodwill was reviewed for impairment and an estimate was made to write down the entire $7,211,575 balance as of September 30, 2013. It is anticipated that the transaction contemplated by the Merger Agreement will close during the first calendar quarter of 2014, however there can be no assurance that such transaction will be consummated.

The Merger Agreement includes customary termination provisions for both the Company and the acquirer (“Parent “) and provides that, in connection with the termination of the Merger Agreement, under certain circumstances, the Company must pay Parent a termination fee of $1,500,000, including due to termination of the Merger Agreement by the Company to accept a superior acquisition proposal or termination of the Merger Agreement by Parent due to an intentional breach of the Merger Agreement by the Company. If the Parent terminates the Merger Agreement due to an unintentional breach of the Merger Agreement by the Company, the termination fee will be $750,000. If the Merger Agreement is terminated due to an intentional breach of the Merger Agreement by Parent, Parent will be required to pay the Company a termination fee equal to $1,500,000,. If the Company terminates the Merger Agreement in connection with a failure of the financing to be available to Parent or Sub or in connection with an unintentional breach of the Merger Agreement by Parent or Sub, Parent will be required to pay the Company a termination fee equal to $750,000.

Inflation

In fiscal years 2013 and 2012, the impact of inflation was minimal on the Company’s inventory and net income. Management believes that the Company is generally successful in passing these fluctuations in raw material prices to its customers through increases or decreases in the selling price of the Company’s products, although the timing of selling price increases may lag behind cost increases. Prior to these periods, the impact of inflation has been minimal on the Company’s inventory and operations.

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

Critical Accounting Estimates (Continued)

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

Goodwill- The Company tests goodwill annually at the reporting unit level for impairment as of July 1. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company historically used a discounted cash flow analysis to estimate reporting unit fair values and also considered multiples of relevant companies. The Company continues to follow the guidance of ACS 820 for fair value measurement hierarchy, the objective of which is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants. Accordingly, the Company used the selling price in the December 20, 2013 Merger Agreement as disclosed in Note 12 to the Consolidated Financial Statements included in Item 8 of this Report, as referenced to the Appendix to this Report, to estimate fair value for its goodwill impairment analysis for the fiscal year ended 2013.

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

Critical Accounting Estimates (Continued)

The Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2013 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the expected taxable income generated in future periods. The assessment of a valuation allowance is an estimate and changes in future taxable income or loss can result in change in the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference primarily for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur.

Additional information on the Company’s accounting policies is set forth in Note 1 to the Consolidated Financial Statements included in Item 8 of this Report as referenced to the Appendix to this Report.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of ASU 2013-11 will have a material effect on its consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements are attached as an Appendix to this Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A – CONTROLS AND PROCEDURES (Continued)

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s 2013 fiscal year.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 1992 in Internal Control – Integrated Framework. Based on its assessment, the Company believes that as of September 30, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain biographical information concerning our directors and executive officers as of December 13, 2013:

Name	Age	Position Held
Robert J. Simon	55	Chairman of the Board of Directors
Samuel J. Bero	78	Director
C. Hamilton Davison	54	Director
Brian Kelly	70	Director
James F. Robinson	45	Director, President and Chief Executive Officer
Tim Splittgerber	49	Chief Financial Officer, Vice President and Secretary
William R. Ziemendorf	54	Director

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

Tim Splittgerber—Mr. Splittgerber assumed the position of Chief Financial Officer of Tufco on October 1, 2013. Previously he was Vice President of Finance since March 1, 2012. Prior to joining Tufco he served as Chief Executive Officer and President of Strategic Business Advisors, SC an independent business consulting firm focusing on strategic planning, business assessments and turnaround management from January 2003 to February 2012. Mr. Splittgerber is a CPA and worked in public accounting in various capacities from January 1993 to December 2002, initially with Price Waterhouse. Mr. Splittgerber received his Bachelor’s degree from the University of Wisconsin-Eau Claire and an MBA from Marquette University.

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

Non-Employee Directors (Continued)

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

The Audit Committee is currently composed of Mr. C. Hamilton Davison, Mr. Brian Kelly, and Mr. William R. Ziemendorf. The Audit Committee operates under a written charter adopted by the Board of Directors. The amended and restated Audit Committee Charter was ratified by the Board of Directors on February 9, 2007. The amended and restated Audit Committee Charter was attached as an exhibit to the Company’s definitive Proxy Statement filed in fiscal 2013. For fiscal 2013, the Board of Directors of the Company has determined that Brian Kelly is the Audit Committee Financial Expert (as defined in Item 407(d)(5)(ii) of Regulation S-K).

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

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required, the Company believes that during the 2013 fiscal year all Section 16(a) filing requirements were complied with on a timely basis.

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

Summary Compensation Table

The table below sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by our named executive officers.

Name and Principal Position	Year	Salary	Option Awards(1)	All Other Compensation(2)	Total
James F. Robinson(3)	2013	$219,470	$0	$64,538	$284,008
Director, President and CEO	2012	$200,000	$31,906	$7,200	$239,106

Michael B. Wheeler(4)	2013	$197,321	$0	$81,918	$279,239
Executive Vice President, CFO, COO, Secretary and Treasurer	2012	$182,756	$15,953	$12,268	$210,977

George Hare(5)	2013	$0	$0	$0	$0
General Manager, Business Imaging Sector	2012	$85,203	$0	$0	$85,203
(1)

For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

(2)	The compensation reported represents the Company’s contributions to the Company’s 401(k) Plan, car allowances and bonuses. The Company has currently resumed contributions to the 401(k) Plan.
(3)	Mr. Robinson assumed the position of Director, President and CEO of the Company on September 20, 2011.
(4)	Mr. Wheeler retired from his positions with the Company on September 30, 2013.
(5)	Mr. Hare has resigned from his position with the Company effective February 29, 2012.

Employment Agreements

Mr. Robinson entered into an employment agreement with the Company effective October 11, 2010, for an initial term of one year with successive one-year renewal terms. The employment agreement provided that if we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him would immediately terminate. The employment agreement provided that if he is terminated without cause, we would be obligated to compensate him for a period of one year. The employment agreement prohibited him from competing with us while employed by us and for eighteen months after the later of his termination of employment or the termination of severance pay. The employment agreement provided for an annual base salary of $165,000, an annual bonus and various fringe benefits. In connection with his promotion to President and Chief Executive Officer, Mr. Robinson entered into a new employment agreement with the Company effective September 19, 2011, for an initial term of one year commencing on September 19, 2011, with successive one-year renewal terms and Mr. Robinson’s prior employment agreement with the Company was terminated. If we terminate his employment for cause, or as a result of his death, our obligation to compensate him immediately terminates. If we terminate his employment as a result of six months partial or total disability, our obligation to compensate him ceases. If he is terminated without cause, we will be obligated to compensate him for a period of one year. The new employment agreement prohibits him from competing with us while employed by us and for twelve months after the later of his termination of employment or the termination of severance pay. The new employment agreement provides for a current annual base salary of $220,000, an annual bonus and various fringe benefits. The bonus is based upon a target for pre-tax income determined by the Compensation Committee. Mr. Robinson did receive a bonus for fiscal year 2013 and did not receive a bonus for fiscal year 2012.

Employment Agreements (Continued)

Mr. Wheeler entered into an employment agreement with the Company effective March 27, 2002, under which he served as Vice President, Chief Financial Officer, Secretary and Treasurer for an initial term of one year with successive one-year renewal terms. Mr. Wheeler was promoted to Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer in June, 2006. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him immediately terminates. If we terminate his employment without cause, we will be obligated to compensate him for a period of one year (and if such termination occurs in the fourth quarter of any year, a pro-rated portion of his bonus, if applicable). The employment agreement prohibits him from competing with us while employed by us and for one year after termination of his employment by us. The employment agreement provides for a current annual base salary of $202,500, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. Mr. Wheeler did receive a bonus for fiscal year 2013 and did not receive a bonus for fiscal year 2012. Mr. Wheeler retired from his position as Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer, upon the expiration of his employment agreement on September 30, 2013. Mr. Wheeler entered into an addendum to his employment agreement, which he will be entitled to receive certain payments and benefits during a five-month notice period ending February, 2014.

Mr. Hare entered into an employment agreement with the Company effective June 30, 2008, under which he served as General Manager, Business Imaging Sector for an initial term of one year with successive one-year renewal terms. If we terminate his employment for cause, or as a result of his death or disability, our obligation to compensate him would immediately terminate. If he was terminated without cause, we would be obligated to compensate him for a period of one year. The employment agreement prohibited him from competing with us while employed by us and for one year after the later of his termination of employment or the termination of severance pay. The employment agreement provided for an annual base salary of $156,000, an annual bonus and various fringe benefits. The bonus was based upon a target for operating income determined by the Compensation Committee. Mr. Hare did not receive a bonus for fiscal year 2013 or 2012. Mr. Hare left the Company on February 29, 2012. Since Mr. Hare resigned, there was no termination pay.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the value of the unexercised options as of September 30, 2013 held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Grant Date	Option Expiration Date
James F. Robinson	5,000	—	$3.25	9/14/10	9/14/20
	8,000	2,667	$3.90	8/24/11	8/24/21
	20,000	13,333	$3.25	5/24/12	5/24/22

Michael B. Wheeler	11,000	—	$5.71	11/26/03	11/26/13
	9,000	—	$7.87	11/19/04	11/19/14
	6,000	—	$7.60	10/01/07	10/01/17
	6,000	—	$5.56	9/03/08	9/03/18
	3,500	—	$3.19	11/30/09	11/30/19
	5,000	—	$3.25	9/14/10	9/14/20
	5,000	1,667	$3.90	8/24/11	8/24/21
	10,000	6,667	$3.25	5/24/12	5/24/22

The options have an exercise price equal to the fair market value of the underlying stock at the date of grant. Employee stock options vest ratably over a three-year period. Options issued under the 2013 Non-Qualified Stock Option Plan generally expire ten years from the date of grant.

Potential Payment On Termination Or Change In Control

The employment agreements provide for a current annual base salary, an annual bonus and various fringe benefits. The bonus is based upon a target for operating income determined by the Compensation Committee. As of September 30, 2013, the following table sets forth the potential payment that each of our named executive officers would receive upon termination or change in control.

Name	Compensation Following Termination Without Cause (1)	Compensation of Individual if Terminated Within 180 Days Following Change in Control (1)
James F. Robinson	$220,000	$220,000

Michael B. Wheeler	$202,500	$202,500
(1)	Some officers would receive a bonus based upon a target for operating income determined by the Compensation Committee.

Director Compensation

Our directors who are not employees receive:

•	an annual fee of $12,000,
•	a payment of $1,500 for each board meeting attended,
•	a payment of $1,500 for each committee meeting attended, and
•	per diem fees for supplemental Audit Committee services.

In addition, upon election or reelection to the Board of Directors at the annual meeting, each non-employee director receives an option to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended. The options are exercisable immediately at an exercise price equal to the fair market value of the common stock on the date of the annual meeting. On June 14, 2013, Messrs. Bero, Davison, Kelly, Simon and Ziemendorf each received options to acquire 3,000 shares of common stock under Tufco’s 2004 Non-Employee Director Stock Option Plan, as amended, with an exercise price of $5.65 per share.

Fiscal 2013 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Robert J. Simon	$27,000	$5,537	$32,537

Samuel J. Bero	$27,000	$5,537	$32,537

C. Hamilton Davison	$24,000	$5,537	$29,537

Brian Kelly	$25,500	$5,537	$31,037

William R. Ziemendorf	$25,500	$5,537	$31,037
(1)

For awards of options, the dollar amount recognized is based on the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 13, 2013, by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director, (3) each named executive officer, and (4) all current directors and executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual’s spouse. The individual or entity has sole voting and investment power as to shares shown or, in the case of the individual, such power is shared with the individual’s spouse.

Security Ownership of Certain Beneficial Owners (Continued)

Certain of the shares listed below are deemed to be owned beneficially by more than one stockholder under SEC rules. Accordingly, the sum of the ownership percentages listed exceeds 100%.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Over 5% Stockholders
Robert J. Simon(1)(3)(4)(11)	2,661,543	61.3%
Barbara M. Henagan(1)(3)	2,621,661	60.8%
Bradford Venture Partners, L.P.(1)(6)	2,619,740	60.8%
Overseas Equity Investors Partners (3)(2)	2,619,740	60.8%
Other Directors and Executive Officers
Samuel J. Bero(7)	207,500	4.8%
C. Hamilton Davison(5)	33,842	*
Brian Kelly(12)	74,590	1.7%
William R. Ziemendorf(13)	18,000	*
Tim Splittgerber (8)	—	*
James F. Robinson(9)	30,100	*
Directors and Executive Officers as a Group (7 persons)(1)(3)(10)	3,025,575	67.9%
*	Less than one percent
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

(4)	The stockholder is also one of our directors.
(5)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 13, 2013.
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

(7)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 13, 2013.
(8)	The amount shown includes zero shares that may be acquired under options exercisable within 60 days of December 13, 2013.
(9)	The amount shown includes 17,000 shares that may be acquired under options exercisable within 60 days of December 13, 2013.
(10)	The amount shown includes 148,000 shares that may be acquired under options exercisable within 60 days of December 13, 2013.

Security Ownership of Certain Beneficial Owners (Continued)

(11)	The amount shown includes 30,000 shares that may be acquired under options exercisable within 60 days of December 13, 2013.
(12)	The amount shown includes 23,000 shares that may be acquired under options exercisable within 60 days of December 13, 2013.
(13)	The amount shown includes an aggregate of 18,000 shares that may be acquired under options exercisable within 60 days of December 13, 2013.

Equity Compensation Plan Information

The following table sets forth information concerning the equity compensation plans of the Company as of September 30, 2013.

Plan Category	(A) Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders (1)	246,525	$4.94	253,475

Equity compensation plans not approved by security holders (2)	—	—	—
(1)

Plans represent (i) the 1992 Non-Qualified Stock Option Plan, which expired in April 2002, (ii) the 2003 Non-Qualified Stock Option Plan, which expired April 2013 and the 1993 Non-Employee Director Stock Option Plan, which expired March 2004, (iii) the 2004 Non-Employee Director Stock Option Plan, which expires March 2014 and (iv) the 2013 Non-Qualified Stock Option Plan, which expires April 2023 and the amended 2004 Non-Employee Director Stock Option Plan, which expires April 2023.

(2)	There are no equity compensation plans not approved by security holders.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We lease one of our facilities from a partnership in which Samuel J. Bero is a partner. We paid total rent of $188,103 to the partnership that is the lessor of this facility for fiscal year 2013. In November 2006, we entered into a lease with the partnership, which expired in March 2013. The rent under this lease was $17,070 per month beginning in April 2007 and increased by 1.65% each succeeding year. In exchange for the Company’s entering into the new lease, the partnership agreed to pay for up to $300,000 of improvements to the facility. On November 28, 2012, the Company renewed the lease for a one year term effective April 1, 2013 with three consecutive one year renewal options. Rental expense was reduced to $12,825 per month. If the Company exercises its renewal options, rental expense will increase 2.5% for each renewal period. We believe that the terms of this lease and the terms of its renewal were at least as favorable to us as could have been obtained from an unaffiliated party.

In 1994, the Company entered into a consulting agreement with Bradford Ventures, Ltd., an affiliate of Bradford Venture Partners, L.P., and Overseas Equity Investors Partners, two of our largest stockholders, under which Bradford Ventures provides various financial consulting services to us for an initial term of ten years, with successive automatic renewal terms of one year each unless terminated by either party. Under this agreement, Bradford Ventures has assisted us in structuring our initial public offering, various acquisitions and divestitures and restructuring our long-term obligations. In addition, Bradford Ventures provides general business consulting and advice. We expect to use the services of Bradford Ventures in the future for similar services as well as in any major transaction, such as loans, subsequent public offerings and acquisitions and divestitures. We are obligated to pay Bradford Ventures an initial annual fee of $210,000 under the agreement, subject to a 5% annual increase for each year since 1994, plus reasonable out-of-pocket expenses. During fiscal year 2013, we paid Bradford Ventures Ltd. $497,375 in fees. We believe that the terms of the agreement with Bradford Ventures Ltd. are customary and are at least as favorable to us as could be obtained from an unaffiliated party.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Continued)

The Company is a “Controlled Company” as defined in Nasdaq Listing Rule 5615(c)(1). The Board of Directors has based this determination on the fact that approximately 61% of the voting stock of the Company is held by Bradford Venture Partners, L.P. and Overseas Equity Investors Ltd., which together constitute a group for purposes of Nasdaq Listing Rule 5615(c)(1). The Company’s compensation committee includes one director, Robert J. Simon, who is not “independent” under the Nasdaq Listing Rules. However, as the Company is a “Controlled Company” it is not required under the standards of the Nasdaq Listing Rules to have a compensation committee consisting solely of “independent” directors.

The Board of Directors does not have a standing Nominating Committee or committee performing similar functions; however, the Board of Directors functions in the capacity of the Nominating Committee. As the Company is a “Controlled Company” and a majority of the members of the Board are independent, the Board has determined not to create a separate nominating committee. The Board of Directors has determined that four of the six directors meet the independence standards under the Nasdaq Listing Rules. These Directors are Messrs. Bero, Davison, Kelly, and Ziemendorf.

The Audit Committee or another independent committee of the Board of Directors is required to approve all related-party transactions required to be disclosed pursuant to Item 404 of Regulation S-K (or such approval may be made by another independent committee of the Board).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by McGladrey LLP, Tufco’s independent auditor, for fiscal years 2013 and 2012.

	McGladrey FY 2013	McGladrey FY 2012
Audit Fees	$164,000	$188,000
Audit-Related Fees	9,000	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees of McGladrey LLP for fiscal 2013 and 2012 consisted of the examination of the consolidated financial statements of the Company, quarterly reviews of consolidated financial statements and review of the SEC filings in support of the Company’s consolidated financial statements. The audit fees for 2012 were amended to include additional billings incurred in fiscal 2013 related to the fiscal 2012 audit. “Audit-Related Fees” included assistance with filings other than the Forms 10-Q and 10-K and consultation on various financial reporting matters in support of the Company’s consolidated financial statements. There were no “Tax Fees” or “All Other Fees” paid to McGladrey during fiscal 2013 and 2012. The Audit Committee approved all of the services described above.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
2.1

Agreement and Plan of Merger, dated as of December 20, 2013, by and among Tufco Technologies, Inc., Tufco Holdings, LLC and Packers Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 27, 2013, incorporated by reference herein).

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibit Number	Description
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

10.22

Employment Agreement, effective as of March 27, 2002, by and between Tufco Technologies, Inc. and Michael B. Wheeler (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the period ended September 30, 2011, incorporated by reference herein).

10.23

Fourth Amendment to the First Amended and Restated Credit Agreement, dated July 31, 2012, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2012, incorporated by reference herein).

	10.24	2013 Non-Qualified Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on April 19, 2013).

	10.25	Amended 2004 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s definitive proxy statement filed on April 19, 2013).

10.26

Fifth Amendment to the First Amended and Restated Credit Agreement, dated June 24, 2013, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013, incorporated by reference herein).

10.27

Employment Agreement, effective as of October 1, 2013, by and between Tufco Technologies, Inc. and Tim Splittgerber (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2013, incorporated by reference herein).

10.28

Sixth Amendment to the First Amended and Restated Credit Agreement, dated December 20, 2013, among Tufco, L.P., the Company, JPMorgan Chase Bank N.A., as lender, and the guarantors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013, incorporated by reference herein).

10.29

Tender and Voting Agreement, dated as of December 20, 2013, by and among Tufco Technologies, Inc., Tufco Holdings, LLC and Packers Acquisition Sub, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2013, incorporated by reference herein).

	14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2003, incorporated by reference herein).

	21.1	Subsidiaries of the Company (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended September 30, 2006, incorporated by reference herein).

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibit Number	Description
	23.1	*Consent of McGladrey LLP

	31.1	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of James F. Robinson.

	31.2	*Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of Tim Splittgerber.

	32.1	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of James F. Robinson.

	32.2	**Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Tim Splittgerber.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Green Bay, Wisconsin, on December 31, 2013.

Tufco Technologies, Inc.
By:	/s/ James F. Robinson
James F. Robinson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James F. Robinson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 31, 2013
James F. Robinson

/s/ Robert J. Simon	Chairman of the Board	December 31, 2013
Robert J. Simon

/s/ Tim Splittgerber	Chief Financial Officer, Vice President and Secretary	December 31, 2013
Tim Splittgerber

/s/ Samuel J. Bero	Director	December 31, 2013
Samuel J. Bero

/s/ C. Hamilton Davison	Director	December 31, 2013
C. Hamilton Davison

/s/ Brian Kelly	Director	December 31, 2013
Brian Kelly

/s/ William R. Ziemendorf	Director	December 31, 2013
William R. Ziemendorf

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tufco Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tufco Technologies, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco Technologies, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Milwaukee, Wisconsin

December 31, 2013

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$8,422	$8,320
Accounts receivable—net	11,095,701	16,456,478
Inventories—net	14,872,765	17,450,360
Prepaid expenses and other current assets	287,676	116,257
Income taxes receivable	64,871	23,359
Deferred income taxes	606,354	411,658
Total current assets	26,935,789	34,466,432
PROPERTY, PLANT, AND EQUIPMENT—Net	14,789,714	15,847,460
GOODWILL	0	7,211,575
OTHER ASSETS—Net	138,603	130,422
TOTAL	$41,864,106	$57,655,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$1,166,519	$7,279,718
Current portion of note payable	290,504	274,309
Accounts payable	5,094,139	10,618,255
Accrued payroll, vacation, and payroll taxes	754,674	614,740
Other current liabilities	779,622	670,778
Total current liabilities	8,085,458	19,457,800
LONG-TERM PORTION OF NOTE PAYABLE	203,136	493,641
DEFERRED INCOME TAXES	1,782,402	1,988,620
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value—2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value—1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,665,917	25,607,867
Retained earnings	8,237,563	12,218,331
Treasury stock—399,794 common shares at cost	(2,157,457)	(2,157,457)
Total stockholders’ equity	31,793,110	35,715,828
TOTAL	$41,864,106	$57,655,889

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
NET SALES	$99,287,639	$107,041,856
COST OF SALES	89,976,253	101,237,511
GROSS PROFIT	9,311,386	5,804,345
OPERATING EXPENSES:
Selling, general, and administrative	6,188,307	5,689,789
Goodwill impairment	7,211,575	—
Gain on asset sales	(15,897)	(65,646)
OPERATING (LOSS) INCOME	(4,072,599)	180,202
OTHER (EXPENSE) INCOME:
Interest expense	(173,123)	(272,457)
Interest income and other income	9,524	8,397
Total	(163,599)	(264,060)
LOSS BEFORE INCOME TAXES	(4,236,198)	(83,858)
INCOME TAX BENEFIT	(255,430)	(31,278)
NET LOSS	$(3,980,768)	$(52,580)

NET INCOME (LOSS) PER SHARE:

Basic	$(0.92)	$(0.01)

Diluted	$(0.92)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	4,308,947	4,308,947

Diluted	4,308,947	4,308,947

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	Common Stock Voting		Non-voting Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCES—September 30, 2011	4,708,741	$47,087	$—	$—	$25,549,239	$12,270,911	$(2,157,457)	$35,709,780
Stock-based compensation expense	—	—	—	—	58,628	—	—	58,628
Net loss	—	—	—	—	—	(52,580)	—	(52,580)
BALANCES—September 30, 2012	4,708,741	47,087	—	—	25,607,867	12,218,331	(2,157,457)	35,715,828
Stock-based compensation expense	—	—	—	—	58,050	—	—	58,050
Net loss	—	—	—	—	—	(3,980,768)	—	(3,980,768)
BALANCES—September 30, 2013	4,708,741	$47,087	$—	$—	$25,665,917	$8,237,563	$(2,157,457)	$31,793,110

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
OPERATING ACTIVITIES:
Net loss	$(3,980,768)	$(52,580)
Noncash items in net loss:
Depreciation and amortization	2,837,329	2,934,003
Deferred income taxes	(400,914)	(4,787)
Goodwill impairment	7,211,575	—
Gain on sale of assets	(15,897)	(65,646)
Stock-based compensation expense	58,050	58,628
Changes in operating working capital:
Accounts receivable	5,360,777	(1,093,768)
Inventories	2,577,595	(3,249,784)
Prepaid expenses and other assets	(179,600)	720,368
Accounts payable	(5,508,237)	1,534,055
Accrued and other current liabilities	248,778	262,013
Income taxes receivable	(41,512)	(23,359)
Income taxes payable	—	(17,858)
Net cash provided by operating activities	8,167,176	1,001,285
INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,800,459)	(1,755,233)
Proceeds from disposals of assets	20,894	182,400
Net cash used in investing activities	(1,779,565)	(1,572,833)
FINANCING ACTIVITIES:
Net (repayments) borrowings of revolving debt	(6,113,199)	830,585
Principal payments on note payable	(274,310)	(259,017)
Net cash (used in) provided by financing activities	(6,387,509)	571,568
NET INCREASE IN CASH	102	20
CASH:
Beginning of year	8,320	8,300
End of year	$8,422	$8,320

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Accounts payable incurred for the purchase of equipment	100,099	115,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	176,612	271,406
Income Taxes	187,040	15,008

See notes to consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

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

Accounts Receivable —Management estimates allowances for collectability related to its accounts receivable balances. These allowances are based on the customer relationships, the aging and turns of accounts receivable, credit worthiness of customers, credit concentrations and payment history. Management’s estimates include providing for 100 percent of specific customer balances when it is deemed probable that the balance is uncollectable. Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates to the most recent 12 months’ sales, less actual write-offs to date. Although management monitors collections and credit worthiness, the inability of a particular customer to pay its debts could impact collectability of receivables and could have an impact on future revenues if the customer is unable to arrange other financing. Management does not believe these conditions are reasonably likely to have a material impact on the collectability of its receivables or future revenues. Recoveries of accounts receivables previously written off are recorded when received. Credit terms to customers in the Contract Manufacturing segment are generally net 30 days. Credit terms to customers in the Business Imaging segment are generally discounted net 30 day terms.

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

Goodwill—The Company tests goodwill annually at the reporting unit level for impairment as of July 1. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company historically used a discounted cash flow analysis to estimate reporting unit fair values and also considered multiples of relevant companies. The Company continues to follow the guidance of ACS 820 for fair value measurement hierarchy, the objective of which is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants. Accordingly, the Company used the selling price in the December 20, 2013 Merger Agreement as disclosed in Note 12 to estimate fair value for its goodwill impairment analysis for the fiscal year ended 2013.

The selling price in the Merger Agreement was used to estimate that fair value is less than the carrying value of the reporting units on an aggregate and relative basis. The Merger Agreement selling price indicated that an impairment has occurred. Despite improved profitability, the price in the Merger Agreement could be attributed to various factors such as historical results, industry conditions, product mix or customer concentrations.

The Company has proceeded to Step 2 of the impairment test to estimate the impairment loss. The measurement of the impairment loss is currently an estimate and has not been finalized because the Merger Agreement sales process is ongoing and the valuation of unrecognized intangible assets to help determine the implied fair value of goodwill is in process. Adjustments to this estimate of the impairment loss could result in future periods when the Step 2 measurement is finalized. Based on the implied fair value of the business from the Merger Agreement and the fair value hierarchy compared to carrying value, the Company’s best estimate is a full impairment at September 30, 2013.

Goodwill by reporting unit is:

	Contract Manufacturing			Business Imaging			Total
	Goodwill	Accumulated Impairment	Net Goodwill	Goodwill	Accumulated Impairment	Net Goodwill	Goodwill	Accumulated Impairment	Net Goodwill
Goodwill-September30,2011	$4,281,759	$—	$4,281,759	$7,925,269	$(4,995,453)	$2,929,816	$12,207,028	$(4,995,453)	$7,211,575
ImpairmentLoss	—	—	—	—	—	—	—	—	—
Goodwill-September30,2012	4,281,759	—	4,281,759	7,925,269	(4,995,453)	2,929,816	12,207,028	(4,995,453)	7,211,575
ImpairmentLoss	—	(4,281,759)	(4,281,759)	—	(2,929,816)	(2,929,816)	—	(7,211,575)	(7,211,575)
Goodwill-September30,2013	$4,281,759	$(4,281,759)	$—	$7,925,269	$(7,925,269)	$—	$12,207,028	$(12,207,028)	$—

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

The Company has not recorded a valuation allowance against its deferred tax assets as of September 30, 2013 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the expected taxable income generated in future periods. The assessment of a valuation allowance is an estimate and changes in future taxable income or loss can result in change in the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference primarily for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur.

The Company recognizes in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. When and if applicable, potential interest and penalty costs are accrued as incurred, with expense being recognized as income tax expense in the statement of operations. No expense for interest and penalties was recognized for the years ended September 30, 2013 and 2012.

Revenues —The Company only has one type of revenue recognition activity which recognizes revenue when title and risk of loss transfers to the customer and there is evidence of an agreement and collectibility of consideration to be received is reasonably assured, all of which generally occur at the time of shipment. Sales are recorded net of sales returns and allowances. Shipping and handling fees billed to customers are recorded as revenue and costs incurred for shipping and handling are recorded in cost of sales. Amounts related to raw materials provided by customers are excluded from net sales and cost of sales.

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

Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common equivalent shares from dilutive stock options outstanding during the year. There was no effect in fiscal 2013 or fiscal 2012. During fiscal 2013 and 2012, options to purchase 171,650 shares, and 227,725 shares, respectively, were excluded from the diluted earnings per share computation, as the effects of such options would have been “anti-dilutive”.

Financial Instruments—Financial instruments consist of cash, receivables, payables, debt, and letters of credit. Their carrying values are estimated to approximate their fair values unless otherwise indicated due to their short maturities, variable interest rates and comparable borrowing costs for equipment loans.

Recently Issued Accounting Standards— The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). Per this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of ASU 2013-11 will have a material effect on its consolidated financial statements.

2.	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $387,000 and $267,000 at September 30, 2013 and 2012, respectively. Amounts due from two multinational consumer products customers of the Contract Manufacturing segment represent 53% and 56% of total accounts receivable at September 30, 2013 and 2012, respectively.

3.	INVENTORIES

Inventories at September 30, 2013 and 2012, consist of the following:

	2013	2012
Raw materials	$11,015,680	$11,857,627
Finished goods	3,857,085	5,592,733

Total inventories	$14,872,765	$17,450,360

Finished goods inventories are stated net of allowance for inventory obsolescence and shrinkage of $474,000 and $309,000 at September 30, 2013 and 2012, respectively.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2013 and 2012, consist of the following:

	2013	2012
Land and land improvements	$660,324	$660,324
Buildings	10,174,612	10,160,396
Leasehold improvements	771,476	771,476
Machinery and equipment	33,089,057	32,194,623
Computer equipment and software	5,706,917	5,725,120
Furniture and fixtures	567,748	567,823
Vehicles	29,453	29,453
	50,999,587	50,109,215
Less accumulated depreciation and amortization	37,661,944	35,082,497
Net depreciated value	13,337,643	15,026,718

Construction in progress	1,452,071	820,742

Property, plant, and equipment—net	$14,789,714	$15,847,460

5.	REVOLVING LINE OF CREDIT AND NOTE PAYABLE

The Company amended its credit agreement effective December 20, 2013 to extend its maturity date to December 31, 2014 and modified the required level of after tax net income under its financial covenant in fiscal year 2014. However, there can be no assurances that the Company will be able to extend or refinance its credit facility upon expiration or maintain such a specified minimum level of after tax net income in such year. The credit agreement also includes a minimum tangible net worth covenant. The amount available for borrowing under the revolving line of credit facility is $10.5 million subject to borrowing base limitations based on percentages of eligible accounts receivable and inventory as defined in the agreement. The Company’s revolving line of credit is classified as a current liability on the accompanying balance sheets because provisions in the credit agreement include deposit account requirements and a material adverse effect covenant which is subjective in nature.

Borrowings under the credit facility in place during the years ended September 30, 2013 and 2012 bore interest at a rate equal to LIBOR plus 2.50%. LIBOR was 0.18% and 0.23% at September 30, 2013 and 2012, respectively. The Company is required to pay a non-usage fee of .50% per annum on the unused portion of the facility. Borrowings under the Company’s revolving line of credit facility were $1,166,519 and $7,279,718 at September 30, 2013 and 2012, respectively.

On April 3, 2012, the Company entered into a Commercial Security Agreement in favor of the lender to secure obligations under the First Amended and Restated Credit Agreement. The Commercial Security Agreement grants to the lender a security interest in all of the accounts and inventory of Tufco, L.P., a subsidiary of the Company, as collateral for outstanding borrowings.

As of September 30, 2013, the Company had approximately $9.3 million available under the $10.5 million revolving line of credit facility.

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

In June, 2010, the Company entered into a long-term note for the purchase of a 8-color press for $1.3 million. The note which has a five-year term, bears interest at a rate of 5.75% per annum with payments, including principal and interest, of approximately $26,000 per month. The note is collateralized by the press with a net book value of $472,500 as of September 30, 2013.

Future principal payments under the five-year note at September 30, 2013, are as follows:

2014	$290,504
2015	203,136
Total	$493,640

6.	INCOME TAXES

The tax effects of significant items composing the Company’s net deferred tax liability as of September 30, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets:
Valuation allowances for accounts receivable and inventories—not currently deductible	$338,694	$232,534
Inventory costs capitalized for tax purposes	31,675	17,099
Vacation and severance accruals—not currently deductible	30,944	85,084
Other accruals—not currently deductible	206,670	79,223
Net operating loss and tax credit carryforwards	167,588	1,328,776
Stock compensation	210,655	189,002
Total gross deferred tax assets	986,226	1,931,718
Deferred tax liabilities:
Basis difference on property and equipment	2,162,274	2,415,859
Basis difference on goodwill	0	1,092,821
Total gross deferred tax liabilities	2,162,274	3,508,680
Net deferred tax liability	$1,176,048	$1,576,962

Net deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets at September 30, 2013 and 2012, as follows:

	2013	2012
Current deferred tax assets	$606,354	$411,658

Noncurrent deferred tax liability	1,782,402	1,988,620
Net deferred tax liability	$1,176,048	$1,576,962

As of September 30, 2013, the Company had no federal or state net operating loss carryforwards, for income tax purposes. The Company has federal and state tax credit carryforwards of approximately $168,000 as of September 30, 2013. During 2013, the Company utilized net operating loss carryforwards of approximately $3,001,000 for federal and $1,990,000 for state. During 2012, the Company utilized a total of $600,000 of federal and state net operating loss carryforwards.

The components of income tax expense (benefit) are as follows:

	2013	2012
Current tax expense (benefit):
Federal	$120,560	$(41,116)
State	24,924	14,625
Total	145,484	(26,491)

	2013	2012
Deferred tax expense (benefit):
Federal	(169,706)	(1,114)
State	(231,208)	(3,673)
Total	(400,914)	(4,787)
Income tax expense (benefit)	$(255,430)	$(31,278)

Income tax expense (benefit) varies from the amount determined by applying the applicable statutory income tax rates to pretax income as follows:

	2013	2012
Federal income taxes computed at statutory rates	$(1,440,307)	$(28,512)
State income taxes—net of federal tax benefit	(145,040)	7,228
Goodwill impairment	1,455,798	—
Other permanent differences	(28,079)	13,165
Tax credits	(66,000)	(4,293)
Change in prior year estimates	(64,415)	(20,564)
Other	32,613	1,698
Income tax expense (benefit)	$(255,430)	$(31,278)

At September 30, 2013 and 2012, the Company had no material unrecognized tax benefits. The Company files tax returns in all appropriate jurisdictions, which include a federal tax return and all required state jurisdictions. Open tax years for federal and state jurisdictions are fiscal years 2010 through 2012 and years 2009 through 2012, respectively. The 2013 tax returns have not yet been filed.

7.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in Green Bay, Wisconsin, from a partnership composed of certain current and former stockholders. In November 2006, the Company entered into a lease with the partnership which expired in March 2013, which was classified as an operating lease and required monthly rental payments of $17,070 which increased 1.65% every twelve months. On the expiration date there was an option for an additional five-year term to be negotiated. On November 28, 2012, the Company renewed the lease for a one year term effective April 1, 2013 with three consecutive one year renewal options. Rental expense was reduced to $12,825 per month. If the Company exercises its renewal options, rental expense will increase 2.5% for each renewal period. Rental expense under the related party lease totaled $188,103 for fiscal 2013 and $220,502 for fiscal 2012.

The Company also leases other facilities and equipment under operating leases. Office and warehouse leases expire on varying dates over the next ten years.

Future minimum rental commitments under operating leases with initial or remaining terms in excess of one year at September 30, 2013, are as follows:

2014	$798,229
2015	685,848
2016	542,683
2017	452,488
Thereafter	897,344
Total	$3,376,592

Rental expense for all operating leases totaled $1,209,990 and $1,084,736 for the years ended September 2013 and 2012, respectively.

Litigation—The Company is subject to lawsuits, investigations, and potential claims arising out of the ordinary conduct of its business. The Company is not currently involved in any material litigation.

8.	PROFIT SHARING SAVINGS AND INVESTMENT PLAN

The Company has a defined contribution 401(k) plan covering substantially all employees. The Company may make annual contributions at the discretion of the board of directors. In addition, the Company may match certain amounts of an employee’s contribution. Subsequent to the fiscal 2012 year-end, the Company has resumed certain matching contributions to the plan. Expenses relating to the defined contribution 401(k) plan totaled $69,949 and zero for fiscal 2013 and 2012, respectively.

9.	STOCKHOLDERS’ EQUITY

Non-voting Common Stock and Preferred Stock—At September 30, 2013 and 2012, the Company has authorized and unissued 2,000,000 shares of $.01 par value non-voting common stock and 1,000,000 shares of $.01 par value preferred stock.

Stock Compensation Arrangements—The 2013 Non-Qualified Stock Option Plan, the (“2013 Plan”) reserves 300,000 shares of common stock for grants to selected employees through April 1, 2023, and provides that the price and exercise period be determined by the board of directors which should be at least equal to fair value at the date of grant. Options vest primarily over three years and expire 10 years from date of grant. During fiscal 2013 and 2012, options to purchase zero shares, and 52,000 shares, respectively, of voting common stock were granted.

The amended 2004 Non-Employee Director Stock Option Plan (“2004 Plan”) for non-employee members of the board of directors reserves 200,000 shares of common stock for grants through April 1, 2023 and provides that the exercise price be at least equal to fair value at the date of grant. Options are exercisable immediately and for a period of 10 years. During fiscal years 2013 and 2012, options to purchase 15,000 shares of voting common stock were granted under the 2004 Plan each year.

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

For the years ended September 30, 2013 and 2012, the total stock compensation expense recognized by the Company was $58,050 and $58,628, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $21,653 and $21,868 for the years ended September 30, 2013 and 2012, respectively. There was $49,839 of unrecognized compensation cost as of September 30, 2013, which will be recognized over a remaining weighted average period of approximately two years.

A summary of the stock option activity under the Company’s share-based compensation plans for the years ended September 30, 2013 and 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	348,300	$5.57
New grants	67,000	3.25
Exercised	—	—
Forfeited or expired	(157,575)	5.66
Outstanding at September 30, 2012	257,725	$4.92
New grants	15,000	5.65

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercised	—	—
Forfeited or expired	(26,200)	5.09
Outstanding at September 30, 2013	246,525	$4.94	5.9	$202,729
Exercisable at September 30, 2013	208,992	$5.23	5.4	$141,018

The weighted average grant date fair value of options granted during fiscal 2013 and 2012 was estimated at $1.85, and $1.54 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2013 and 2012:

	2013	2012
Risk-free interest rate	0.29%	0.29%
Expected volatility	59.2%	75.8%
Dividend yield	0.0%	0.0%
Expected option life, standard option (years)	2.0	2.8

In fiscal 2013 and 2012, no employee stock options were exercised. The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $4.99 on the last business day of the year ended September 30, 2013. The realized tax benefit is recognized, when material, as an increase to additional paid-in capital or a decrease to income tax expense with an offset to deferred tax assets, depending on the accumulation of windfalls and shortfalls.

10.	RELATED-PARTY TRANSACTIONS

The Company has an agreement with Bradford Ventures, Ltd., an affiliate of the two largest stockholders of the Company, under which Bradford Ventures, Ltd. provides various financial and management consulting services which was initially set to expire in January 2004, and is thereafter automatically renewable on an annual basis if not terminated by either party. The agreement calls for an initial annual fee of $210,000 with annual increases of 5% plus reimbursement of reasonable out-of-pocket expenses. Consulting expense was $497,375 and $473,691 for fiscal 2013 and 2012, respectively.

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

Two significant customers of the Contract Manufacturing segment are multinational consumer products companies with whom the Company has confidentiality and non-disclosure agreements. They accounted for the following percentage of total sales:

	2013	2012
Contract Manufacturing segment
Customer A	40%	31%
Customer B	11%	18%

The contracts with each customer expired in 2013 and the Company continues to operate under individual purchase orders, while also seeking to negotiate a longer term arrangement with one of such customers. Any such longer term arrangement would not have minimum purchase requirements.

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

External customer revenues attributed to foreign countries were approximately 4% and 3% of total sales for fiscal 2013 and 2012, respectively. The revenues are attributed to countries in Europe and to Japan. There are no long-lived assets located outside of the United States at September 30, 2013 and 2012.

Fiscal 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$76,305,448	$22,982,191	$—	$99,287,639
Gross profit	7,177,938	2,133,448	—	9,311,386
Operating income (loss)	1,166,703	(1,872,930)	(3,366,372)	(4,072,599)
Depreciation and amortization expense	2,706,787	130,542	—	2,837,329
Capital expenditures	1,793,565	6,894	—	1,800,459
Assets:
Inventories—net	$9,563,155	$5,309,610	$—	$14,872,765
Property, plant, and equipment—net	13,009,375	1,778,288	2,051	14,789,714
Accounts receivable and other (including goodwill)	9,250,757	2,132,620	818,250	12,201,627
Total assets	$31,823,287	$9,220,518	$820,301	$41,864,106

Fiscal 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$80,695,957	$26,345,899	$—	$107,041,856
Gross profit	4,535,130	1,269,215	—	5,804,345
Operating income (loss)	3,214,245	(86,474)	(2,947,569)	180,202
Depreciation and amortization expense	2,784,373	149,385	245	2,934,003
Capital expenditures	1,750,525	4,708	—	1,755,233
Assets:
Inventories—net	$12,989,387	$4,460,973	$—	$17,450,360
Property, plant, and equipment—net	13,943,270	1,902,139	2,051	15,847,460
Accounts receivable and other (including goodwill)	17,787,992	5,996,318	573,759	24,358,069
Total assets	$44,720,649	$12,359,430	$575,810	$57,655,889

12.	SUBSEQUENT EVENT

The Company announced on December 20, 2013 that it has signed a definitive merger agreement (Merger Agreement) with entities affiliated with Griffin Holdings, LLC (“Griffin”), which provides that Griffin entities will acquire Tufco for $6.07 per share in cash pursuant to a cash tender offer and second step merger. The Board of Directors of Tufco has unanimously approved the transaction. Bradford Venture Partners, L.P., Tufco’s largest stockholder, has contractually agreed to tender in the tender offer shares representing 14.9% of Tufco’s outstanding shares as of the date hereof.