Form 10-Q
period 2013-12-31
TUFCO TECHNOLOGIES INC
filed 2014-02-14
CIK 895329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each or the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 14, 2014
Common Stock, par value $0.01 per share	4,308,947

TUFCO TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2013	September 30, 2013
Assets
CURRENT ASSETS:
Cash	$134,516	$8,422
Accounts receivable-net	10,422,593	11,095,701
Inventories-net	14,964,558	14,872,765
Prepaid expenses and other current assets	551,141	287,676
Income taxes receivable	64,871	64,871
Deferred income taxes	606,354	606,354
Total current assets	26,744,033	26,935,789
PROPERTY, PLANT AND EQUIPMENT-Net	14,169,792	14,789,714
OTHER ASSETS-Net	140,648	138,603
TOTAL	$41,054,473	$41,864,106
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Revolving line of credit	$417,114	$1,166,519
Current portion of note payable	294,700	290,504
Accounts payable	5,357,206	5,094,139
Accrued payroll, vacation and payroll taxes	345,693	754,674
Other current liabilities	1,026,225	779,622
Total current liabilities	7,440,938	8,085,458
LONG-TERM PORTION OF NOTE PAYABLE	127,869	203,136
DEFERRED INCOME TAXES	1,736,387	1,782,402
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 9,000,000 shares authorized; 4,708,741 shares issued	47,087	47,087
Non-voting common stock, $.01 par value – 2,000,000 shares authorized and unissued	—	—
Preferred stock, $.01 par value – 1,000,000 shares authorized and unissued	—	—
Additional paid-in capital	25,673,705	25,665,917
Retained earnings	8,185,944	8,237,563
Treasury stock – 399,794 common shares at cost	(2,157,457)	(2,157,457)
Total stockholders’ equity	31,749,279	31,793,110
TOTAL	$41,054,473	$41,864,106

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED December 31,
	2013	2012
NET SALES	$22,028,841	$28,348,148
COST OF SALES	20,420,278	25,855,557
GROSS PROFIT	1,608,563	2,492,591
OPERATING EXPENSES:
Selling, general & administrative	1,676,445	1,261,859
OPERATING (LOSS) INCOME	(67,882)	1,230,732
OTHER (EXPENSE) INCOME:
Interest expense	(20,766)	(60,160)
Interest income and other income	15	9,331
(LOSS) INCOME BEFORE INCOME TAXES	(88,633)	1,179,903
INCOME TAX (BENEFIT) EXPENSE	(37,014)	440,104
NET (LOSS) INCOME	$(51,619)	$739,799
BASIC (LOSS) INCOME PER SHARE:
Net (Loss) Income	$(0.01)	$0.17
DILUTED (LOSS) INCOME PER SHARE:
Net (Loss) Income	$(0.01)	$0.17
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	4,308,947	4,308,947
Diluted	4,308,947	4,315,872

See notes to condensed consolidated financial statements.

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED December 31,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(51,619)	$739,799
Noncash items in net (loss) income:
Depreciation and amortization of property, plant and equipment	722,602	709,837
Deferred income taxes	(46,015)	438,104
Gain on sale of assets	—	(2,784)
Stock-based compensation expense	7,788	9,594
Changes in operating working capital:
Accounts receivable	673,108	4,580,182
Inventories	(91,793)	537,853
Prepaid expenses and other assets	(265,510)	(241,297)
Accounts payable	344,658	(3,126,430)
Accrued and other current liabilities	(162,378)	(184,880)
Net cash provided by operating activities	1,130,841	3,459,978
INVESTING ACTIVITIES
Additions to property, plant and equipment	(184,271)	(804,702)
Proceeds from disposals of assets	—	4,000
Net cash used in investing activities	(184,271)	(800,702)
FINANCING ACTIVITIES
Net repayments of revolving debt	(749,405)	(2,591,661)
Principal payments on note payable	(71,071)	(67,110)
Net cash used in financing activities	(820,476)	(2,658,771)
NET INCREASE IN CASH	126,094	505
CASH:
Beginning of period	8,422	8,320
End of period	$134,516	$8,825
NONCASH SUPPLEMENTAL INFORMATION:
Accounts payable incurred for the purchase of equipment	$23,211	$47,259

TUFCO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2013 and 2012

(Unaudited)

1.      Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Tufco Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown (unless otherwise noted herein, all adjustments are of a normal recurring nature). Operating results for the three month period ended December 31, 2013 are not necessarily indicative of results expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. The Company’s fiscal 2013 Annual Report on Form 10-K contains a summary of significant accounting policies and includes the consolidated financial statements and the notes to the consolidated financial statements. The same accounting policies are followed in the preparation of interim reports. The Company’s condensed consolidated balance sheet at December 31, 2013 was derived from the audited consolidated balance sheet. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2013.

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

3.      Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes common stock equivalents from dilutive stock options outstanding during the year, the effect of which was zero and 6,925 shares for the three months ended December 31, 2013 and 2012, respectively. During the three months ended December 31, 2013 and 2012, options to purchase 95,050 and 166,350 shares, respectively, were excluded from the diluted earnings per share computation as the effects of including such options would have been anti-dilutive.

4.      Inventories

Inventories consist of the following:

	December 31, 2013	September 30, 2013
Raw materials	$10,990,288	$11,015,680
Finished goods	3,974,270	3,857,085
Total inventories	$14,964,558	$14,872,765

5.      Goodwill

As previously disclosed, the Company tests goodwill annually at the reporting unit level for impairment as of July 1. The operating segments herein also represent the Company’s reporting units for goodwill purposes. The Company historically used a discounted cash flow analysis to estimate reporting unit fair values and also considered multiples of relevant companies. The Company continues to follow the guidance of ACS 820 for fair value measurement hierarchy, the objective of which is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants. Additionally, as previously disclosed, on December 20, 2013, the Company announced that it had signed a definitive merger agreement (the “Merger Agreement”) with Tufco Holdings, LLC, a Delaware limited liability company (“Parent”), and Packers Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), which are affiliates of Griffin Holdings, LLC at a price of $6.07 per share. The transaction is to be effected by a tender offer followed by a second step merger. The transaction is subject to customary closing conditions and there can be no assurance that the transaction will be consummated. Because the price paid pursuant to the Merger Agreement is less than the book value of the Company’s assets, the Company estimated a goodwill impairment of $7,211,575 for the fourth quarter of fiscal year 2013.

Notes to condensed consolidated financial statements—(continued)

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

As of December 31, 2013, the Company had approximately $10.1 million available and $0.4 million outstanding under its revolving credit line pursuant to its credit agreement.

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

The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2013 based on its evaluation of the available evidence, which includes consideration of reversal patterns for long-term deferred tax liabilities and the expected taxable income generated in future periods. The assessment of a valuation allowance is an estimate and changes in future taxable income or loss can result in change in the assessment of a valuation allowance. In addition, if net operating loss carryforwards will not reverse and be realized over the same long-term period as the difference primarily for depreciation on property and equipment, a change in the assessment of a valuation allowance could occur. The Company’s effective tax rate approximates the statutory tax rates in the jurisdictions in which it files.

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

External customer revenues attributed to foreign countries were approximately 3% of total sales for the first quarter of fiscal 2014 and 2013. The revenues are attributed to countries in Europe and to Japan. There are no long-lived assets located outside of the United States at December 31, 2013 and 2012.

Three Months Ended December 31, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$16,946,125	$5,082,716	$—	$22,028,841
Gross profit	1,173,482	435,081	—	1,608,563
Operating income (loss)	735,586	156,217	(959,685)	(67,882)
Depreciation and amortization expense	689,755	32,847	—	722,602
Capital expenditures	175,234	9,037	—	184,271

Notes to condensed consolidated financial statements—(continued)

Three Months Ended December 31, 2012	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Net sales	$22,272,565	$6,075,583	$—	$28,348,148
Gross profit	2,106,330	386,261	—	2,492,591
Operating income (loss)	1,758,960	145,061	(673,289)	1,230,732
Depreciation and amortization expense	676,329	33,508	—	709,837
Capital expenditures	804,702	—	—	804,702

December 31, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$9,251,554	$5,713,004	$—	$14,964,558
Property, plant and equipment-net	12,415,314	1,754,478	—	14,169,792
Accounts receivable and other	8,727,654	2,246,079	946,390	11,920,123
Total assets	$30,394,522	$9,713,561	$946,390	$41,054,473

September 30, 2013	Contract Manufacturing	Business Imaging	Corporate and Other	Consolidated
Assets:
Inventories-net	$9,563,155	$5,309,610	$—	$14,872,765
Property, plant and equipment-net	13,009,375	1,778,288	2,051	14,789,714
Accounts receivable and other	9,250,757	2,132,620	818,250	12,201,627
Total assets	$31,823,287	$9,220,518	$820,301	$41,864,106

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Management’s discussion of the Company’s fiscal 2014 results in comparison to fiscal 2013 contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed herein due to a variety of factors such as the Company’s ability to increase sales, changes in customer demand for its products, non renewal or cancellation of production agreements by significant customers including two Contract Manufacturing customers it depends upon for a significant portion of its business, its ability to meet competitors’ prices on products to be sold under these production agreements, the effects of the economy in general, the Company’s inability to benefit from any general economic improvements, react to material increases in the cost of raw materials or competition in the Company’s product areas, the ability of management to successfully reduce operating expenses, the Company’s ability to increase sales and earnings as a result of new projects and services, the Company’s ability to successfully install new equipment on a timely basis and to improve productivity through equipment upgrades, the Company’s ability to continue to produce new products, the Company’s ability to comply with the financial covenants in its credit facility, the Company’s ability to extend or refinance its credit facility upon expiration on December 31, 2014, the Company’s ability to return to and sustain profitable operations, the Company’s ability to successfully attract new customers through its sales initiatives and strengthening its new business development efforts, the Company’s ability to improve the run rates for its products, and changes to regulations governing its operations or other factors beyond the Company’s control. Therefore, the financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

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

On December 20, 2013, the Company entered into the Merger Agreement with Parent and Sub.  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Sub commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”) at a price of $6.07 per Share, net to the seller in cash (the “Offer Price”). The Offer is currently scheduled to expire at 12:00 midnight, New York City time, at the end of the day on February 21, 2014.

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

Results of Operations:

Condensed operating data, percentages of net sales and period-to-period changes in these items are as follows (dollars in thousands):

	Three Months Ended December 31,		Period-to-Period Change
	2013	2012	$	%
Net Sales	$22,029	$28,348	$(6,319)	(22)%
Gross Profit	1,608	2,493	(885)	(35)%
	7.3%	8.8%
Operating Expenses	1,676	1,262	414	33%
	7.6%	4.5%
Operating (Loss) Income	(68)	1,231	(1,299)	NM
	(0.3)%	4.3%
Interest and Other-Net	21	51	(30)	(59)%
	0.1%	0.2%
(Loss) Income Before Income Taxes	(89)	1,180	(1,269)	NM
	(0.4)%	4.2%
Income Tax (Benefit) Expense	(37)	440	(477)	NM
	(0.2)%	1.6%
Net (Loss) Income	$(52)	$740	(792)	NM
	(0.2)%	2.6%
Basic and Diluted (Loss) Income per Share	$(0.01)	$0.17

NM = Not Meaningful

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

	Three Months Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	% of Total	Amount	% of Total	$	%
Net Sales
Contract Manufacturing	$16,946	77%	$22,272	79%	$(5,326)	(24)%
Business Imaging	5,083	23%	6,076	21%	(993)	(16)%
Net Sales	$22,029	100%	$28,348	100%	$(6,319)	(22)%
	2013		2012		Period-to-Period Change
	Amount	Margin %	Amount	Margin %	$	%
Gross Profit
Contract Manufacturing	$1,173	7%	$2,107	9%	$(934)	(44)%
Business Imaging	435	9%	386	6%	49	13%
Gross Profit	$1,608	7%	$2,493	9%	$(885)	(35)%

NM = Not Meaningful

Net Sales:

Consolidated net sales decreased $6.3 million (22%) to $22.0 million in the first quarter of fiscal 2014, when compared to the same period last year. This was due to a decrease of $5.3 million (24%) in the Contract Manufacturing segment and a decrease of $1.0 million (16%) in the Business Imaging segment.

The Company depends on two Contract Manufacturing customers for a significant portion of its business. One customer accounted for 11% of the Company’s total net sales in the first quarter of fiscal 2014 compared to 8% for the same period in fiscal 2013. The other significant customer accounted for 40% of the Company’s total net sales in the first quarter of fiscal 2014 compared to 47% for the same period in fiscal 2013. The contracts with each customer expired in 2013 and the Company continues to operate under individual purchase orders, while also seeking to negotiate a longer term arrangement with one such customer. Any such longer term arrangement would not have minimum purchase requirements.

Gross Profit:

Consolidated gross profit decreased $885,000 for the first quarter of fiscal 2014 when compared to the first quarter of fiscal 2013. This was primarily due to a decrease of $934,000 in the Contract Manufacturing segment and a slight increase of $49,000 in the Business Imaging segment.

The Company saw decreased profitability in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily due to decreased sales. Additionally, the Company reduced borrowings under its credit facility by $749,000 during the first quarter of fiscal 2014.

Operating Expenses:

Selling, general and administrative expenses increased $414,000 (33%) for the first quarter of fiscal 2014 when compared to the same period in fiscal 2013 primarily due to increased non-operating administrative expenses resulting from Tufco’s pending transaction with Griffin Holdings, LLC.

Interest Expense and Other Income (Expense) net:

Interest expense and other income decreased $30,000 to $21,000 (59%) for the first quarter of fiscal 2014 compared to the same period in fiscal 2013 due to lower average debt outstanding and lower interest rates on borrowings.

Income Tax (Benefit)Expense:

Income tax benefit for the first quarter of fiscal 2014 was $(37,000), calculated based on the estimated effective tax rate for fiscal 2014, compared to income tax expense of $440,000 for the same period of fiscal 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Net (Loss) Income:

The Company reported a net loss of $(52,000) [per share: $(0.01) basic and diluted] for the first quarter of fiscal 2014, versus net income of $740,000 [per share: $0.17 basic and diluted] for the same period in fiscal 2013.

Liquidity and Capital Resources:

Cash flows provided by operations were $1.1 million through the first three months of fiscal 2014, compared to $3.5 million for the same period last year. Accounts receivable decreased $0.7 million and inventories increased $0.1 million offset by an increase in accounts payable of $0.3 million for the first three months of fiscal 2014. Depreciation was $0.7 million for the first three months of fiscal 2014 and 2013.

Net cash used in investing activities was $184,000 for the first three months of fiscal 2014, related to capital expenditures to support ongoing operational needs.

Net cash used in financing activities was $820,000 for the first three months of fiscal 2014. This consisted of $749,000 paid on the Company’s revolving credit line and $71,000 used for principal payments on a note related to the purchase of equipment made in June, 2010.

The Company’s primary need for capital resources is to finance inventories, accounts receivable and capital expenditures. As of December 31, 2013, cash recorded on the balance sheet was $134,516.

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

As of February 7, 2014, the Company had approximately $9.9 million available and $0.6 million outstanding under its revolving credit line pursuant to its credit agreement.

Management believes that the Company’s operating cash flow, together with amounts available under its credit agreement, are adequate to service the Company’s current obligations as of December 31, 2013, assuming the Company is able to extend or refinance its credit agreement upon expiration.

The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future.

As previously disclosed on December 20, 2013, the Company entered into the Merger Agreement. Because the aggregate price paid for the Company under the Merger Agreement was below the book value of the assets, goodwill was reviewed for impairment and an estimate was made to write down the entire $7,211,575 balance as of September 30, 2013. It is anticipated that the transaction contemplated by the Merger Agreement will close during the first calendar quarter of 2014, however there can be no assurance that such transaction will be consummated.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

The Merger Agreement includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement, under certain circumstances, the Company must pay Parent a termination fee of $1,500,000, including due to termination of the Merger Agreement by the Company to accept a superior acquisition proposal or termination of the Merger Agreement by Parent due to an intentional breach of the Merger Agreement by the Company. If the Parent terminates the Merger Agreement due to an unintentional breach of the Merger Agreement by the Company, the termination fee the Company will be required to pay the Parent will be $750,000. If the Merger Agreement is terminated due to an intentional breach of the Merger Agreement by Parent, Parent will be required to pay the Company a termination fee equal to $1,500,000. If the Company terminates the Merger Agreement in connection with a failure of the financing to be available to Parent or Sub or in connection with an unintentional breach of the Merger Agreement by Parent or Sub, Parent will be required to pay the Company a termination fee equal to $750,000.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) were effective as of the end of the Company’s fiscal quarter ended December 31, 2013.

During the fiscal quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

TUFCO TECHNOLOGIES, INC.
Date: February 14, 2014	/s/ James F. Robinson
James F. Robinson
President and Chief Executive Officer
Date: February 14, 2014	/s/ Tim R. Splittgerber
Tim R. Splittgerber
Chief Financial Officer, Vice President and Secretary